Form 10-K
period 2019-12-31
Spirit AeroSystems Holdings, Inc.
filed 2020-02-28
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None. Securities registered pursuant to Section 12(b) of the Act:

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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on June 27, 2019, as reported on the New York Stock Exchange was approximately $8,226,337,100.
As of February 24, 2020, the registrant had outstanding 104,777,766 shares of class A common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed not later than 120 day after the end of the fiscal year covered by this Report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

1)
the timing and conditions surrounding the return to service of the B737 MAX, the B737 MAX production rates under the 2020 MOA and other agreements with Boeing, future demand for the aircraft, and any residual impacts of the grounding on production rates for the aircraft;

2)	our reliance on Boeing for a significant portion of our revenues;

3)	our ability to continue to grow our business and execute our growth strategy including our ability to enter into profitable supply arrangements with additional customers;

4)	the business condition and liquidity of Boeing and Airbus and their ability to satisfy their contractual obligations to the Company;

5)	demand for our products and services and the effect of economic and geopolitical conditions in the industries and markets in which we operate in the U.S. and globally;

6)	the certainty of our backlog, including the ability of customers to cancel or delay orders prior to shipment;

7)	our ability to accurately estimate and manage performance, cost, margins, and revenue under our contracts, and the potential for additional forward losses on new and maturing programs;

8)	our ability and our suppliers’ ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft;

9)	competitive conditions in the markets in which we operate, including in-sourcing by commercial aerospace original equipment manufacturers;

10)	our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing, Airbus and other customers;

11)
the success and timely execution of key milestones, such as the receipt of necessary regulatory approvals and satisfaction of closing conditions, in our announced acquisitions of Asco and select Bombardier assets, and our ability to effectively assess, manage, close, and integrate such acquisitions along with others that we pursue, and generate synergies and other cost savings therefrom, while avoiding unexpected costs, charges, expenses, and adverse changes to business relationships and business disruptions;

12)	the possibility that our cash flows may not be adequate for our additional capital needs;

13)	our ability to avoid or recover from cyber-based or other security attacks and other operations disruptions;

14)	legislative or regulatory actions, both domestic and foreign, impacting our operations;

15)	the effect of changes in tax laws and the Company's ability to accurately calculate and estimate the effect of such changes;

16)	any reduction in our credit ratings;

17)	our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components;

18)	our ability to recruit and retain a critical mass of highly skilled employees;

19)	our relationships with the unions representing many of our employees, including our ability to avoid labor disputes and work stoppages with respect to our union employees;

20)	spending by the U.S. and other governments on defense;

21)	pension plan assumptions and future contributions;

22)
the effectiveness of our internal control over financial reporting; and any difficulties or delays that could affect the Company's ability to effectively implement the remediation plan, in whole or in part, to address the material weakness identified in the Company's internal control over financial reporting, as described in Item 9A. "Controls and Procedures";

23)	the outcome or impact of ongoing or future litigation, claims, and regulatory actions, including our exposure to potential product liability and warranty claims;

24)	our ability to continue selling certain receivables through our supplier financing programs;

25)	our ability to access the capital markets to fund our liquidity needs, and the costs and terms of any additional financing;

26)	any regulatory or legal action arising from the review of our accounting processes; and

27)
the risks of doing business internationally, including fluctuations in foreign currency exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws, and domestic and foreign government policies.

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
The Company, with its headquarters in Wichita, Kansas, is one of the largest independent non-Original Equipment Manufacturer (“OEM”) commercial aerostructures designers and manufacturers in the world. We design, engineer, and manufacture large, complex, and highly engineered commercial aerostructures such as fuselages, nacelles (including thrust reversers), struts/pylons, wing structures, and flight control surfaces. In addition to supplying commercial aircraft structures, we also design, engineer, and manufacture structural components for military aircraft and other applications. A portion of our defense business is classified by the U.S. Government and cannot be specifically described; however, it is included in our consolidated financial statements. We are a critical partner to our commercial and defense customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. For the twelve months ended December 31, 2019, we generated net revenues of $7,863.1 million and had net income of $530.1 million.
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

Segment	Percentage of Net Revenues for the Twelve Months Ended December 31, 2019	Locations	Commercial Programs	Non-Classified Defense Programs
Fuselage Systems	54%	McAlester, Oklahoma; Wichita, KS; Kinston, NC; San Antonio, TX; St.-Nazaire, France; Subang, Malaysia	B737, B747, B767, B777, B787, A350 XWB	Sikorsky CH-53K
Propulsion Systems	26%	Wichita, KS; San Antonio, TX	B737, B747, B767, B777, B787, Rolls-Royce BR725 Engine, Mitsubishi Regional Jet, A220 (formerly Bombardier CSeries)
Wing Systems	20%	Tulsa and McAlester, Oklahoma; Prestwick, Scotland; San Antonio, TX; Subang, Malaysia; Kinston, North Carolina	B737, B747, B767, B777, B787, A320 family, A330, A350 XWB	Various

Fuselage Systems. The Fuselage Systems segment includes development, production, and marketing of the following:

•	The forward section of the aerostructure, which houses the flight deck, passenger cabin, and cargo area;

•	The mid and rear fuselage sections;

•	Other structure components of the fuselage, including floor beams; and

•	Related spares and maintenance, repair, and overhaul (“MRO”) services.

Net revenue in the Fuselage Systems Segment amounted to $4,206.2 million, $4,000.8 million, and $3,730.8 million in 2019, 2018, and 2017, respectively.

Propulsion Systems. The Propulsion Systems Segment includes development, production, and marketing of the following:

•	Nacelles (including thrust reversers) - aerodynamic structure surrounding engines;

•	Struts/pylons - structure that connects the engine to the wing;

•	Other structural engine components; and

•	Related spares and MRO services.

Net revenue in the Propulsion Systems Segment amounted to $2,057.8 million, $1,702.5 million, and $1,666.2 million in 2019, 2018, and 2017, respectively.

Wing Systems. The Wing Systems Segment includes development, production, and marketing of the following:

•	Flaps and slats - flight control surfaces;

•	Wing structures - framework that consists mainly of spars, ribs, fixed leading edge, stringers, trailing edges, and flap track beams; and

•	Related spares and MRO services.

Net revenue in the Wing Systems Segment amounted to $1,588.3 million, $1,513.0 million, and $1,578.8 million in 2019, 2018, and 2017, respectively.
Our Manufacturing, Engineering, and Support Services
Manufacturing
Our expertise is in designing, engineering, and manufacturing large-scale, complex aerostructures. As of December 31, 2019, we maintain eight state-of-the-art manufacturing facilities in Wichita, Kansas; Tulsa, Oklahoma; McAlester, Oklahoma; Kinston, North Carolina; San Antonio, Texas; Prestwick, Scotland; Saint-Nazaire, France; and Subang, Malaysia.
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
Our manufacturing expertise is supported by our state-of-the-art equipment. We have thousands of major pieces of equipment installed in our customized manufacturing facilities. For example, for the manufacture of the B787 composite forward fuselage and Defense, we installed two of the largest autoclaves in the world in our Wichita, KS facility. An autoclave is an enclosure device used in the manufacture of composite structures that generates controlled internal heat and pressure conditions used to cure and bond certain resins. We installed two autoclaves as well as other specialized machines in Kinston, North Carolina to support our work on the A350 XWB. We intend to continue to make the appropriate investments in our facilities to support and maintain our industry-leading manufacturing expertise.
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
Defense Business Growth
In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for Boeing’s P-8, C40, and KC-46 Tanker. The Boeing P-8, C40, and KC-46 Tanker are commercial aircraft modified for military use. Other military programs for which we provide products include the development of the Sikorsky CH-53K, and B-21 Raider. A portion of our defense business is classified by the U.S. Government, including the B-21 Raider program, and cannot be specifically described. The operating results of these classified contracts are included in our consolidated financial statements. The business risks associated with classified contracts historically have not differed materially from those of our other U.S. Government contracts. Our internal controls addressing the financial reporting of classified contracts are consistent with our internal controls for our non-classified contracts.
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
Our Customers
Our revenues are substantially dependent on Boeing and Airbus. The loss of either of these customers would have a material adverse effect on the Company. For the twelve months ended December 31, 2019 and December 31, 2018, approximately 79% and 16% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier for nearly all of the products we sell to Boeing and Airbus.
Boeing
We are the largest independent supplier of aerostructures to Boeing and manufacture aerostructures for every Boeing commercial aircraft currently in production, including the majority of the airframe content for the Boeing B737, and the Boeing B787, Boeing’s next generation twin aisle composite aircraft. We supply these products through long-term supply agreements that cover the life of these programs, including any commercial derivative models. These supply agreements are described in more detail under “Our Relationship with Boeing” below. We believe our relationship with Boeing will allow us to continue to be an integral partner with Boeing in the designing, engineering, and manufacturing of complex aerostructures.
Airbus
We originally became a supplier to Airbus in April 2006 through the acquisition of BAE Aerostructures (the “BAE Acquisition”) and subsequently won additional work packages with Airbus. We are one of the largest content suppliers of wing systems for the Airbus A320 family and a significant supplier for the Airbus A350 XWB. Under our supply agreement with Airbus for the A320 and A330, we supply products for the life of the aircraft program. For the A350 XWB program, we have long-term requirement contracts with Airbus. We believe we can leverage our relationship with Airbus and our history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward. Upon the closure of the Asco Acquisition and Bombardier Acquisition (as such terms are defined below), we will have additional work packages with Airbus, including the A220 wing and A320 thrust reverser.
Other Customers
Other customers include Lockheed Martin, Northrop Grumman, Sikorsky, Rolls-Royce, and Mitsubishi Aircraft Corporation.
U.S. and International Customer Mix
Although most of our revenues are obtained from sales inside the U.S., we generated $1,296.8 million, $1,254.9 million, and $1,260.1 million in sales to international customers for the twelve months ended December 31, 2019, 2018, and 2017, respectively, primarily to Airbus. The international revenue is included primarily in the Wing Systems segment. All other segment revenues are primarily from U.S. sales. Approximately 5% of our long-lived assets based on book value are located in the U.K. with approximately another 3% of our long-lived assets located in countries outside the U.S. and the U.K.
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
Pricing. On September 22, 2017, Boeing and Spirit entered into Amendment 30 to the Sustaining SBP (“Sustaining Amendment #30”). Sustaining Amendment #30 generally established pricing terms for the Sustaining Program models (excluding the B777X) through December 31, 2022 (with certain limited exceptions) and provided that Boeing and Spirit would negotiate follow-on pricing for periods beyond January 1, 2023 beginning 24 months prior to January 1, 2023. In addition, Sustaining Amendment #30 provided that the parties would make certain investments for rate increases on the B737 program and implemented industry standard payment terms.
On December 21, 2018, Boeing and Spirit executed a Collective Resolution 2.0 Memorandum of Agreement (the “2018 MOA”). The 2018 MOA established, among other items, pricing for certain programs through December 31, 2030, including the B737NG (including the P8), B737 MAX, B767 (but excluding 767-2C for which pricing is separately established), and the B777 freighters and 777-9 (pricing for the B777 300ER and 200LR was previously established and pricing for the B777-8 is subject to future negotiation). In addition, the 2018 MOA established B737 pricing based on production rates above and below current production levels, investments for tooling and capital for certain B737 rate increases, a joint cost reduction program for the B777X (a joint cost reduction program for the B737 is separately established), and the release of certain liabilities and claims asserted by both parties, including the B737 disruption activity claim. The parties further agreed to reconvene in 2028 to negotiate pricing beyond 2030. Consistent with the 2018 MOA, on January 30, 2019, Boeing and Spirit executed SBP Amendment #40 (“Sustaining Amendment #40”) to implement the December 2018 MOA terms and conditions applicable to the Sustaining Programs.
In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. On April 5, 2019, Boeing announced that it would reduce its production rate of the B737 MAX aircraft from 52 to 42 aircraft per month. As a result of Boeing's announcement, on April 12, 2019, Boeing and Spirit executed a Memorandum of Agreement (the “2019 MOA”) relating to Spirit’s production of aircraft with respect to the B737 MAX program. Under the 2019 MOA, Spirit was to maintain its delivery rate of 52 shipsets per month with respect to the B737 MAX program following Boeing’s announced temporary adjustment in the production rate from 52 to 42 aircraft per month. The 2019 MOA established that all B737 MAX shipsets produced in excess of Boeing’s production rate (collectively, the “excess shipsets”) would be deemed to be delivered to Boeing “FOB” at Spirit’s facilities, which would trigger Boeing’s payment obligations for the excess shipsets. Pursuant to the 2019 MOA, if requested by Boeing and if Spirit had available storage space, Spirit would maintain the excess shipsets at Spirit’s facilities; however, title to and risk of any loss of or damage to the excess shipsets would be transferred to Boeing except to the extent loss or damage results from Spirit’s fault or negligence. Pursuant to the 2019 MOA, Spirit agreed to be responsible for any incremental costs associated with storage of the excess shipsets.

On December 19, 2019, Boeing directed Spirit to stop all B737 MAX deliveries to Boeing effective January 1, 2020, due to Boeing’s announced temporary suspension of B737 MAX production. Accordingly, Spirit suspended all B737 MAX production beginning on January 1, 2020. On February 6, 2020, Boeing and Spirit entered into a Memorandum of Agreement (the “2020 MOA”) superseding the 2019 MOA between the parties (except for Sections 15 and 16). The 2020 MOA provides for Spirit to deliver to Boeing 216 B737 MAX shipsets in 2020. The production rate agreed for 2020 represents less than half of Spirit’s B737

MAX annualized production rate in 2019. The Company currently does not expect to be back at a production rate of 52 aircraft per month until late 2022. The 2020 MOA also extended B737 MAX pricing terms through 2033 (previously, the pricing was through December 31, 2030).

Advances on the B737 Program.  Under the 2019 MOA, the Company received an advance payment from Boeing in the amount of $123.0 million during the third quarter of 2019. The 2020 MOA provided that the $123.0 million advance would be repaid by offset against the purchase price for year 2022 shipset deliveries. In addition, the 2020 MOA provided that Boeing will pay $225 million to Spirit in the first quarter of 2020, consisting of (i) $70 million in support of Spirit’s inventory and production stabilization, of which $10 million will be repaid by Spirit in 2021, and (ii) $155 million as an incremental pre-payment for costs and shipset deliveries over the next two years.
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
B787 Supply Agreement with Boeing (“B787 Program”)
Overview. Two documents effectively comprise the B787 Program supply contract: (1) the Special Business Provisions (“787 SBP”), which sets forth the specific terms of the B787 Program’s supply arrangement and (2) the General Terms Agreement (“787 GTA,” and, together with 787 SBP and (any related purchase order or contract), as amended, the “B787 Agreement”), which sets forth other general contractual provisions, including provisions relating to termination, events of default, assignment, ordering procedures, inspections, and quality controls. The B787 Agreement is a requirements contract pursuant to which Spirit is Boeing’s exclusive supplier for the forward fuselage, fixed, and movable leading wing edges, engine pylons, and related tooling for the B787.
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
Advance Payments. Boeing has made advance payments to Spirit under the B787 Agreement, which are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing, except that pursuant to an amendment to the B787 Agreement entered into in April 2014, advance repayments were suspended from April 1, 2014 through March 31, 2015, and any repayments that otherwise would have become due during such 12-month period will be made by offset against the purchase price for shipset 1,001 through 1,120. Repayments resumed in 2015. The 2018 MOA also provided for the suspension of advance repayments with respect to the B787 beginning with line number 818; to resume at a lower rate of $450,319 per shipset at line number 1135 and continue through line number 1605.
In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 Program or the B787 Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our balance sheet. As of December 31, 2019, the amount of advance payments received by us from Boeing not yet repaid was $231.9 million.
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

The foregoing descriptions of the various agreements between Spirit and Boeing do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement as filed with the Securities and Exchange Commission (the “SEC”), subject to certain omissions of confidential portions pursuant to requests for confidential treatment filed separately with the SEC. The full text of the 2020 MOA will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the first quarter of 2020, subject to certain omissions of confidential portions.

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
Expected Backlog
As of December 31, 2019, our expected backlog associated with large commercial aircraft, business and regional jets, and military equipment deliveries through 2023, calculated based on contractual and historical product prices and expected delivery volumes, was approximately $42.5 billion. This is a decrease of $5.9 billion from our corresponding estimate as of the end of 2018. The B737 MAX backlog is approximately 60% of our total backlog. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing’s and Airbus’ announced backlog on our supply agreements (which are based on orders from customers). The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. For example, on December 19, 2019, Boeing directed Spirit to stop all B737 MAX deliveries to Boeing effective January 1, 2020, due to Boeing’s announced temporary suspension of B737 MAX production. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2019 may not necessarily represent the actual amount of deliveries or sales for any future period.
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
Research and Development
We believe that a world-class research and development focus helps maintain our position as an advanced partner to our OEM customers’ new product development teams. As a result, our research and development spend is $54.5 million for the year ended December 31, 2019, $42.5 million for the year ended December 31, 2018, and $31.2 million for the year ended December 31, 2017. Through our research, we strive to develop unique intellectual property and technologies that will improve our products and our customers' products and, at the same time, position us to win work on new products. Our development effort primarily focuses on preparing for the initial production of new products and improving manufacturing processes on our current work. It also serves as an ongoing process that helps develop ways to reduce production costs and streamline manufacturing processes.
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
Employees
At December 31, 2019, we had approximately 18,200 employees: 15,900 located in our four U.S. facilities, 1,100 located at our U.K. facility, 1,100 located in our Malaysia facility and 100 in our France facility. The Company has announced that it will be reducing its workforce in connection with the B737 MAX production suspension and future production rate uncertainty.
The numbers reflected for December 31, 2019, do not reflect the work force actions the Company took beginning in January 2020 related to B737 MAX production.
Our principal U.S. collective bargaining agreements were with the following unions as of December 31, 2019:

Union	Percent of our U.S. Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	62%	We have two major agreements - one expires in June 2023 and one expires in December 2024.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	17%	We have two major agreements - one expires in December 2024 and one expires in January 2026.
The International Union, Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	9%	We have one major agreement expiring in December 2025.
The International Brotherhood of Electrical Workers (IBEW)	1%	We have one major agreement expiring in September 2020.
As noted above, one of the IAM agreements was set to expire in June 2020. In January 2020, the IAM and Spirit agreed to a three-year extension of the contract expiring on June 24, 2023.
Approximately 64% of our U.K. employees are represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union. These agreements fundamentally cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. The current pay agreements expire December 31, 2022.
In France, our employees are represented by CFTC (“Confédération Française des Travailleurs Chrétiens or French Confederation of Christian Workers”) and FO (“Force Ouvrière or Labor Force”). The Company negotiates yearly on compensation and once every four years on issues related to gender equality and work-life balance. The next election to determine union representation will occur in July 2023.
None of our Malaysia employees are currently represented by a union.
We consider our relationships with our employees to be satisfactory.
Available Information

Our Internet address is http://www.spiritaero.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.
We make available through our Internet website, under the heading “Investors,” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports after we electronically file such materials with the SEC. Copies of our key corporate governance documents, including our Bylaws. Corporate Governance Guidelines, Code of Business Conduct, Transactions with Related Persons Policy, Finance Code of Professional Conduct, and charters for our Audit Committee, Risk Committee, Compensation Committee, and Corporate Governance and Nominating Committee are also available on our website.
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
Our business depends, in large part, on sales of components for a single aircraft program, the B737 MAX. A continued grounding of the B737 MAX fleet and related suspensions or reductions in the B737 MAX production rate may have a material adverse impact on Spirit's business, financial condition, results of operations, and cash flows. Furthermore, the low rate of production creates financial and disruption risks for Spirit’s suppliers on the B737 MAX program, which, may in turn, affect Spirit’s ability to comply with contractual obligations.

For the twelve months ended December 31, 2019, approximately 53% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Sustaining Agreement. The contract is a requirements contract and Boeing can reduce the purchase volume at any time.
In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. On April 5, 2019, Boeing announced that it would reduce its production rate of the B737 MAX aircraft from 52 to 42 aircraft per month. Subsequent to Boeing's announcement, we announced that, to minimize supply chain disruption, Spirit would maintain a B737 delivery rate of 52 shipsets per month, rather than proceeding to a rate of 57 shipsets per month during the 2019 year. All shipsets produced by Spirit in excess of Boeing's production rate would be deemed to be delivered to Boeing "FOB" at Spirit's facilities, which would trigger Boeing's payment obligations for the incremental shipsets.
On December 19, 2019, Boeing directed Spirit to stop all B737 MAX deliveries to Boeing effective January 1, 2020, due to Boeing’s announced temporary suspension of B737 MAX production. Accordingly, Spirit suspended all B737 MAX production beginning on January 1, 2020.
On February 6, 2020, Boeing and Spirit entered into the 2020 MOA superseding the 2019 MOA between the parties (except for Sections 15 and 16). The 2020 MOA provides for Spirit to deliver to Boeing 216 B737 MAX shipsets in 2020. The production rate agreed for 2020 represents less than half of Spirit’s B737 MAX annualized production rate in 2019. The Company does not expect to be back at a production rate of 52 aircraft per month until late 2022.
While Spirit has taken actions to align its cost structure to the production suspension and 2020 production rate, including instructing its suppliers to stop delivering B737 MAX products throughout the suspension, implementing workforce actions, and reducing its quarterly dividend, the B737 MAX situation presents challenges to Spirit’s liquidity. Spirit has fully drawn all $800 million of the Revolver (as defined below) to address critical issues that may arise and agreed to maintain minimum liquidity levels as required by the Company’s Credit Agreement (as defined below) through the first quarter of 2021. If Boeing is unable to return the B737 MAX to service in one or more jurisdictions, begin timely deliveries to customers, or if production levels are reduced beyond current expectations due to depressed demand or otherwise, or if Spirit has difficulties in managing its cost structure to take into account changes in production schedules or to accommodate a ramp-up in production, Spirit’s liquidity position may worsen absent Spirit’s ability to procure additional financing, Spirit may trigger an event of default under its credit facilities, and Spirit’s business, financial condition, results of operations and cash flows could be materially adversely impacted. The need to fund the Asco Acquisition and the Bombardier Acquisition and related expenses could also adversely affect our liquidity.

Furthermore, due to the production suspension and cost pressures, Spirit’s suppliers may encounter financial difficulty and, absent financial support, may not be able to continue meeting commitments under their agreements with Spirit. If any of such suppliers supply critical parts to Spirit and Spirit is not able to secure timely and adequate replacement parts, Spirit may breach its obligations to Boeing under the Sustaining Agreement. In the event of a significant breach, Boeing has the ability to terminate the Sustaining Agreement and, in such an event, Spirit’s business, financial condition, results of operations and cash flows could be materially adversely impacted.

Based on Boeing’s public statements, we have assumed that regulatory approval will enable B737 MAX deliveries to resume no earlier than mid-2020. In the event of delays to this timeline and corresponding changes to our production rate, the Company may be required to take actions with longer-term impact, such as further changes to our production plans, employment reductions and/or the expenditure of significant resources to support our supply chain and/or Boeing. In addition, a delay to that timeline and corresponding changes to our production rate may cause us to default under our credit agreement.

We have made significant assumptions with respect to the B737 program regarding the number of units to be delivered in 2020 (216 units), the period during which those units are likely to be produced, and the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs. In addition, we have made assumptions regarding estimated costs expected to be incurred until resuming a normal production rate consistent with 2019 production levels to determine which costs should be (i) included in program inventory and (ii) expensed when incurred as abnormal production costs. Any changes in these estimates and/or assumptions with respect to the B737 program could have a material adverse impact on our financial position, results of operations, and/or cash flows.

Because we depend on Boeing and, to a lesser extent, Airbus, as our largest customers, our sales, cash flows from operations, and results of operations will be negatively affected if either Boeing or Airbus reduces the number of products it purchases from us or if either experiences business difficulties or breaches its obligations to us.
Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2019 and December 31, 2018, approximately 79% and 16% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy is, in part, to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. If either of these customers reduces the requirements under our agreements (as Boeing did in December 2019 when it directed Spirit to stop all B737 MAX deliveries to Boeing effective January 1, 2020), terminates or breaches our agreements, experiences a major disruption in its business, such as a strike, work stoppage, slowdown, or a supply chain problem, or experiences a deterioration in its business, financial condition, or liquidity, our business, financial condition, and results of operations could be materially adversely affected.
Requirement contracts with Airbus and Boeing generally do not require specific minimum purchase volumes and Boeing or Airbus, as applicable, can reduce the purchase volume at any time. In addition, if we breach or are unable to perform certain obligations under these supply agreements, Boeing or Airbus may terminate such agreements and/or seek damages from us, which could materially adversely affect our business. Boeing and Airbus also have the contractual right to cancel their supply agreements with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Boeing and Airbus would be required to reimburse us for certain expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. In addition, we have agreed to a limitation on recoverable damages if Boeing wrongfully terminates our main supply agreement with respect to any model or program. If this occurs, we may not be able to recover the full amount of our actual damages.
Our business depends, in part, on securing work for replacement programs.
 While we have entered into long-term supply agreements with respect to the Sustaining Programs, Boeing does not have any obligation to purchase components from us for any subsequent variant of these aircraft that is not a commercial derivative as defined by the Sustaining Agreement. If we are unable to obtain significant aerostructures supply business for any aircraft program for which we provide significant content, such as the B737 MAX, our business, financial condition, and results of operations could be materially adversely affected.
We operate in a very competitive business environment.

As Spirit seeks to further diversify its program portfolio and product offerings and expand its customer base, we face substantial competition from both OEMs and non-OEM aerostructures suppliers. OEMs may choose not to outsource production of aerostructures due to, among other things, their own direct labor and other overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource.
Further, some of our non-OEM competitors have greater resources than we do and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality, and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management, and sales and marketing, and we may not have enough resources to make such investments.

Further, it is very difficult for new aerostructures suppliers to compete against incumbent suppliers for work under an existing contract. Once a contract is awarded, the OEM and the supplier are typically required to spend significant amounts of time and capital on design, manufacture, testing, and certification of tooling and other equipment. A supplier change would require further testing and certification and the expensive movement of existing tooling or the development of new tooling, and would likely result in production delays and additional costs to both the OEM and the new supplier. These high switching costs may make it more difficult for us to bid competitively against existing suppliers and less likely that an OEM will be willing to switch suppliers during the life of an aircraft program, which could materially adversely affect our ability to obtain new work on existing aircraft programs.

For these reasons, we may not be able to compete successfully in this market or against our competitors, which could have a material adverse effect on our business, financial condition and results of operations.
Our business depends on our ability to maintain a healthy supply chain, meet production rate requirements, and timely deliver products that meet or exceed stringent quality standards.
Our business depends on our ability to maintain a healthy supply chain, achieve planned production rate targets, and meet or exceed stringent performance and reliability standards. The supply chain for large commercial aerostructures is complex and involves hundreds of suppliers and their technical employees from all over the world.

Operational issues, including delays or defects in supplier components, could result in significant out-of-sequence work and increased production costs, as well as delayed deliveries to customers. Our suppliers’ failure to provide parts that meet our technical specifications could materially adversely affect production schedules and contract profitability. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us and possible forward losses on certain contracts. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business and might lead to termination of our supply agreements with our customers.

In order for us to keep the supply chain healthy, we must minimize disruption and production changes. The B737 MAX program has experienced significant disruption due to the production suspension. Many suppliers are distressed. If these suppliers cannot timely deliver components to us at the cost and rates necessary to achieve our targets, we may be unable to meet delivery schedules and/or the financial performance of the B737 MAX program may suffer.

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
Our manufacturing facilities or our suppliers’ manufacturing facilities could be damaged or disrupted by a natural disaster, war, terrorist activity, interruption of utilities, public health crises, or sustained mechanical failure. Although we have obtained property damage and business interruption insurance where appropriate, a sustained mechanical failure of a key piece of equipment, major catastrophe (such as a fire, flood, tornado, hurricane, major snow storm, or other natural disaster), war, or terrorist activities in any of the areas where we or our suppliers conduct operations could result in a prolonged interruption of all or a substantial portion of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers and we may not have insurance to adequately compensate us for any of these events. A large portion of our operations takes place at one facility in Wichita, Kansas and any significant damage or disruption to this facility in particular would materially adversely affect our ability to service our customers.
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
We compete in the aerostructures segment of the aerospace industry. Our customers’ business, and therefore our own, is directly affected by the financial condition of commercial airlines and other economic factors, including global economic conditions and geopolitical considerations that affect the demand for air transportation. Specifically, our commercial business is dependent on the demand from passenger airlines and cargo carriers for the production of new aircraft. Accordingly, demand for our commercial products is tied to the worldwide airline industry’s ability to finance the purchase of new aircraft and the industry’s forecasted demand for seats, flights, routes, and cargo capacity. Availability of financing to non-U.S. customers depends in part on the continued operations of the U.S. Export-Import Bank. Additionally, the size and age of the worldwide commercial aircraft fleet affects the demand for new aircraft and, consequently, for our products. Such factors, in conjunction with evolving economic conditions, cause the market in which we operate to be cyclical to varying degrees, thereby affecting our business and operating results.
Legal or regulatory proceedings related to the review of accounting process compliance may result in significant costs and expenses and divert resources from our operations and therefore could have a material adverse effect on our business, financial condition, results of operations or cash flows.
On January 30, 2020, the Company issued a press release regarding an independent review by our audit committee of our accounting process compliance (the “Accounting Review”). As a result of the Accounting Review, the Company determined that it did not comply with its established accounting processes with respect to certain potential contingent liabilities received by the Company after the end of the third quarter of 2019. The Accounting Review is now substantially complete.
After conducting the appropriate accounting processes with respect to the potential contingent liabilities, the Company concluded that it should have recorded an incremental contingent liability of less than $8.0 million for the three month period ending September 26, 2019. We do not believe this amount is material, either quantitatively or qualitatively, to our consolidated financial statements as of and for the three-month period ending September 26, 2019. Although this matter did not result in a material misstatement of the Company’s third quarter 2019 consolidated financial statements or any other previously issued financial statements, the non-compliance led us to conclude that a material weakness in our internal control existed as of December 31, 2019. Additional information on this material weakness is described under Item 9A “Controls and Procedures” of this Annual Report on Form 10-K.
Prior to the Company’s January 30, 2020 announcement, the Company voluntarily reported the Accounting Review to the SEC. The Company has communicated to the SEC that the Accounting Review is substantially complete.  In the event the SEC commences an investigation with respect to these matters, the Company intends to cooperate fully.
Two private securities class action lawsuits relating to these matters were filed against the Company, its Chief Executive Officer and former officers in February 2020. There may be additional lawsuits filed, including shareholder derivative actions, purportedly in the name and for the benefit of the Company.  The Company intends to vigorously defend the existing lawsuits, and any other related litigation against the Company.
As a result of any legal or regulatory proceedings related to the Accounting Review, we may incur significant professional fees and other costs. If we are unsuccessful in any action related to this matter, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage. The SEC also could impose other sanctions against us or our directors and officers, including injunctions, a cease and desist order, fines and other equitable remedies. In addition, our Board of Directors, management and employees may expend a substantial amount of time on these legal and regulatory proceedings and investigations, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy. Any of these events could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2019, and that we have a material weakness in our internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in a material misstatement in our financial statements or a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.
In connection with the Accounting Review discussed herein, the Company concluded that a material weakness existed in its internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See Item 9A “Controls and Procedures” of this Annual Report on Form 10-K.
Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the related SEC rules requires management to assess the effectiveness of the design and operation of our disclosure controls and procedures and to include in this Annual Report on Form 10-K a management report on that assessment. An evaluation was performed under the supervision and with the participation of our audit committee and management, including our President and Chief Executive Officer (principal executive officer) and Senior Vice-President and Chief Financial Officer (principal financial officer), on the design and operating effectiveness of our disclosure controls and procedures, and based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of a material weakness we identified with respect to our internal control over financial reporting.

As a result, we have taken steps to improve our internal control over financial reporting and our disclosure controls and procedures, including through (i) management changes, (ii) enhanced training, and , and (iii) validation regarding the application of existing policies and procedures, including direct and timely confirmation and consideration of outstanding claims by key customers. Although we have taken such steps, there can be no assurance that we will be successful in making the improvements necessary to remediate our material weakness or disclosure control and procedure ineffectiveness, that we will do so in a timely manner, or that we will not identify additional control deficiencies or material weaknesses in the future. We expect the remediation plan to extend over multiple financial reporting periods in 2020. If we are not successful in making the improvements, or if we have additional control deficiencies, we may not be able to report our financial results accurately, prevent fraud, or file our periodic reports with the SEC in a timely manner, which may expose us to legal and regulatory liabilities and may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our common stock. In addition, implementing any appropriate changes to our internal controls may distract our officers and employees and/or entail substantial costs.
The Company's results could be adversely affected by economic and geopolitical considerations.
The commercial airline industry is impacted by the strength of the global economy and the geopolitical events around the world. Possible exogenous shocks such as expanding conflicts or political unrest in the Middle East or Asia, renewed terrorist attacks against the industry, or pandemic health crises (such as the Coronavirus or viruses similar to SARs and MERS) have the potential to cause precipitous declines in air traffic. Any protracted economic slump, adverse credit market conditions, future terrorist attacks, war, or health concerns could cause airlines to cancel or delay the purchase of additional new aircraft, which could result in a deterioration of commercial airplane backlogs. If demand for new aircraft decreases, there would likely be a decrease in demand for our commercial aircraft products, and our business, financial condition, and results of operations could be materially adversely affected.
Changes in the United Kingdom’s economic and other relationships with the European Union could adversely affect the Company. There continues to be substantial uncertainty regarding the economic impact of the United Kingdom's departure from the European Union ("EU") on January 31, 2020 (referred to as "Brexit"). The UK and EU are currently in a transition (implementation) period that is due to end on December 31, 2020. The ultimate effects of Brexit on the Company (currently, and as expanded upon completion of the Bombardier Acquisition) are difficult to predict, but because the Company currently operates and conducts business in the United Kingdom and in Europe, potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between the UK and other countries and increased regulatory complexities could have a negative impact on our business, financial condition, and results of operations. Adverse economic conditions may decrease our customers' demand for our products and services or impair the ability of our customers to pay for products and services they have purchased. As a result, our sales could decrease and reserves for our credit losses and write-offs of receivables may increase. In addition, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union are established. The ultimate effects of Brexit on the Company will also depend on the terms of any agreements the United Kingdom and the European Union make to retain access to each other’s respective markets either during a transitional period or more permanently.
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
The Company recognizes revenue using the principles of Accounting Standards Codification Topic 606 and estimates revenue and cost for contracts that span a period of multiple years. This method of accounting requires judgment on a number of underlying assumptions to develop our estimates such as favorable trends in volume, learning curve efficiencies, and future pricing from suppliers that reduce our production costs. However, several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates such as technical problems, delivery reductions, materials shortages, supplier difficulties, and multiple other events. Other than certain increases in raw material costs that can generally be passed on to our customers, in most instances we must fully absorb cost overruns. Due to the significant length of time over which some revenue streams are generated, the variability of future period estimated revenue and cost may be adversely affected if circumstances or underlying assumptions change. If our estimated costs exceed our estimated revenues under a fixed-price contract, we will be required to recognize a forward loss on the affected program, which could have a material adverse effect on our results of operations. The risk particularly applies to products such as the B787 and A350, in that our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production experience.

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
Further, in January 2020, the Company announced significant workforce reductions to assist with alleviating costs relating to B737 MAX production. The Company’s ability to ramp up in rate on the B737 MAX program after re-certification will depend, in part, on the Company’s ability to hire key employees to fill any gaps left by the workforce reductions. If the Company is unable to hire such key employees, B737 MAX production could be adversely impacted.
In addition, the Company’s operations and strategy require that we employ a critical mass of highly skilled employees with industry experience and engineering, technical, or mechanical skills. As the Company experiences an increase in retirements, the level of skill replacing our experienced workers is being impacted due to the availability of skilled labor in the market and low unemployment rates. Talent is being replaced with less experienced talent and the organization is having to develop internal resources to meet the talent gap. We continue to work with learning institutions to develop programs to attract and train new talent. Our inability to attract and retain skilled employees may adversely impact our ability to meet our customers’ expectations, the cost and schedule of development projects, and the cost and efficiency of existing operations.
The profitability of certain programs depends significantly on the assumptions surrounding satisfactory settlement of customer claims and assertions.
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
The Company’s proposed and future acquisitions expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.
The Company is currently pursuing the following acquisitions: (i) on May 1, 2018, the Company and its wholly-owned subsidiary Spirit AeroSystems Belgium Holdings BVBA (“Spirit Belgium”) entered into a definitive agreement with certain private sellers pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco Industries N.V. (“Asco”), subject to certain customary closing adjustments, for cash consideration (as amended) of $420 million (the “Asco Acquisition”); and (ii) on October 31, 2019, Spirit and Spirit AeroSystems Global Holdings Limited (“Spirit UK”), wholly owned subsidiaries of the Company, entered into a definitive agreement with Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc., and Bombardier Services Corporation pursuant to which, subject to the satisfaction or waiver of certain conditions, Spirit UK will acquire the outstanding equity of Short Brothers plc and Bombardier Aerospace North Africa SAS, and Spirit will acquire substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Businesses”) for cash consideration of $500 million (the “Bombardier Acquisition”).
The Asco Acquisition, the Bombardier Acquisition, and any future acquisitions are subject to numerous risks and uncertainties, including, but not limited to, the following:

•
we may not obtain required regulatory approvals or receipt of regulatory approvals may take longer than expected, regulators may impose conditions to the proposed acquisitions that are not presently anticipated or cannot be met;

•	conditions precedent to the proposed acquisitions may not be fulfilled in a timely manner or at all; and

•	unforeseen events and events beyond our control.
We have incurred and expect to incur transaction and acquisition-related costs associated with these acquisitions. These, as well as other unanticipated costs and expenses, could have an impact on our financial condition and operating results. Combining our businesses may be more difficult, costly, or time consuming than expected. In addition, events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from the acquisition. Further, the Asco Acquisition and the Bombardier Acquisition are not subject to financing contingencies. To the extent the Company is unable to raise additional financing to fund the acquisitions, or negotiate alternative arrangements, the Company's ability to consummate the acquisitions could be hindered. In addition, the need to fund these acquisitions and related expenses may adversely affect our liquidity.

The success of the proposed acquisitions will depend on, among other things, our ability to realize the anticipated benefits and cost savings from combining our and Asco's and Bombardier's businesses in a manner that facilitates growth opportunities and realizes anticipated synergies and cost savings. These anticipated benefits and cost savings may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Further, the integration of these companies involves a number of risks, including, but not limited to the diversion of management’s attention from the management of daily operations to the integration of operations, difficulties in the assimilation of different cultures and practices, as well as in the assimilation of geographically dispersed operations and personnel, who may speak different languages, difficulties in the integration of departments, systems (including accounting, production, ERP, and IT systems), technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal accounting controls), procedures, and policies and compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and other applicable anti-bribery laws.
As part of the Bombardier Acquisition, the Company has agreed to assume net pension liabilities of approximately $300 million as reflected at the date of the Purchase Agreement. The downgrades to the Company’s credit ratings and liquidity pressures referenced herein may result in the pension liabilities being recalculated prior to the closing of the Bombardier Acquisition. If the liabilities are recalculated, the assumed liability amount could increase.
We do not own most of the intellectual property and tooling used in our business.
Our business depends on using certain intellectual property and tooling that we have rights to use under license grants from our customers. If these licenses are terminated due to a default or otherwise, our business may be materially affected. In addition, we license some of the intellectual property needed for performance under some of our supply contracts from our customers under those supply agreements. We must honor our contractual commitments to our customers related to intellectual property and comply with infringement laws governing our use of intellectual property. In the event we obtain new business from new or existing customers, we will need to pay particular attention to these contractual commitments and any other restrictions on our use of intellectual property to make sure that we will not be using intellectual property improperly in the performance of such new business. In the event we use any such intellectual property improperly, we could be subject to an infringement or misappropriation claim by the owner or licensee of such intellectual property.
In the future, our entry into new markets may require obtaining additional license grants from our customers. If we are unable to negotiate additional license rights on acceptable terms (or at all) from these customers, our ability to enter new markets may be restricted. In addition, we may be subject to restrictions in future licenses granted to us that may materially restrict our use of third party intellectual property.
Our success depends in part on the success of our research and development initiatives.
In order for us to remain competitive, we will need to expend significant capital to research and develop technologies, purchase new equipment and machines, or to train our employees in the new methods of production and service. We spent $54.5 million on research and development during the twelve months ended December 31, 2019. Our expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.
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
While the Company intends to continue committing financial resources and effort to the development of innovative new technologies, any strain on the Company’s liquidity, such as the strain caused by the B737 MAX production suspension and lower 2020 production rate, will reduce the Company’s ability to expend capital to develop such technologies.
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
We derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the U.S. In addition, for the twelve months ended December 31, 2019, direct sales to our non-U.S. customers accounted for approximately 16% of our net revenues. We expect that our and our customers’ international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements;

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements;

•	fluctuations in foreign currency exchange rates;

•	compliance with foreign labor laws, which generally provide for increased notice, severance and consultation requirements compared to U.S. laws;

•	difficulties enforcing intellectual property and contractual rights in certain jurisdictions;

•	the complexity and necessity of using foreign representatives and consultants;

•	uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	tariffs (imposed or threatened) on imports, including tariffs imposed in a retaliatory manner on U.S. exports, embargoes, export controls, and other trade restrictions or barriers;

•	potential or actual withdrawal or modification of international trade agreements;

•	modifications to sanctions imposed on other countries;

•	changes to immigration policies that may present risks to companies that rely on foreign employees or contractors;

•	compliance with antitrust and competition regulations;

•	differences in business practices;

•	the difficulty of management and operation of an enterprise spread over various countries;

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
Our business may be materially adversely affected if we lose our government, regulatory or industry approvals, if we lose our facility security clearances, if more stringent government regulations are enacted, or if industry oversight is increased.
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
A facility security clearance (“FCL”) is required for a company to be awarded and perform on classified contracts for the Department of Defense (“DOD”) and certain other agencies of the U.S. Government. If we were to violate the terms and requirements of the NISPOM or any other applicable U.S. Government industrial security regulations, we could lose our FCLs. We cannot give any assurance that we will be able to maintain our FCLs. If for some reason our FCLs is invalidated or terminated, we may not be able to continue to perform under our classified contracts in effect at that time, and we would not be able to enter into new classified contracts, which could adversely affect our revenues.
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
The manufacturing of our products is subject to numerous federal, state, and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by various governmental bodies and authorities are increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state, or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition, or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state, and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, government contracts, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws, or revised tax law interpretations).

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
In connection with prior acquisitions, we are indemnified or insured, subject to certain contractual limitations and conditions, for certain clean-up costs and other losses, liabilities, expenses, and claims related to existing environmental conditions on the acquired properties. If indemnification or insurance is not sufficient to cover any potential environmental liability, we may be required to make material expenditures.
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
In addition, increased concern over climate change has led to new and proposed legislative and regulatory initiatives. New or revised laws and regulations in this area could directly and indirectly affect the Company, its customers, or its suppliers by increasing production costs or otherwise impacting operations. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by the Company and could have an adverse effect our business, financial condition, and results of operations.
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
We could be materially adversely affected by high fuel prices.
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
We are subject to financial maintenance covenants in our credit agreement and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could result in acceleration of outstanding indebtedness. Any additional issues related to B737 MAX production could cause us to breach our financial maintenance covenants.
As of December 31, 2019, we had total debt of $3,034.3 million, including $438.5 million of borrowings under our term loan facility, $800.0 million under our revolving credit facility, $1,589.3 million of bonds, and $206.5 million of finance lease and other obligations. In addition to our debt, as of December 31, 2019, we had $21.5 million of letters of guarantee outstanding.
On February 24, 2020, we entered into an amendment (the “2020 Amendment”) to our 2018 Credit Agreement (as defined under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below). Prior to entering into the 2020 Amendment, the 2018 Credit Agreement required the Company to maintain as of the end of each fiscal quarter a total leverage ratio not exceeding 3.50:1.00, and an interest coverage ratio that is not less than 4.00:1.00, each based on a test period that is the most recent four quarters then ended. Given the production suspension and 2020 production rate for the B737 MAX, absent entering into 2020 Amendment, the Company was expected to breach the total leverage ratio beginning with the quarter ending March 31, 2020 continuing into 2021. The 2020 Amendment waived or modified the testing of the ratios set forth in the 2018 Credit Agreement until the commencement of the second fiscal quarter of 2021 (the “Reversion Date”) and put the following financial ratios and tests in place for such time period:

•
Senior Secured Leverage Ratio: Commencing with the first fiscal quarter of 2020, the ratio of senior secured debt to consolidated EBITDA over the last twelve months shall not, as of the end of the applicable fiscal quarter, be greater than:

(i) 3.00:1.00, with respect to the first fiscal quarter of 2020; (ii) 4.25:1.00, with respect to the second fiscal quarter of 2020; (iii) 5.50:1.00, with respect to the third fiscal quarter of 2020; (iv) 5.00:1.00, with respect to the fourth fiscal quarter of 2020; and (v) 3.00:1.00, with respect to the first fiscal quarter of 2021.

•
Interest Coverage Ratio: Commencing with the first fiscal quarter of 2020, the interest coverage ratio as of the end of the applicable fiscal quarter shall not be less than: (i) 4.00:1.00, with respect to the first fiscal quarter of 2020; (ii) 3.75:1.00, with respect to the second fiscal quarter of 2020; (iii) 2.50:1.00, with respect to the third fiscal quarter of 2020; (iv) 2.25:1.00, with respect to the fourth fiscal quarter of 2020; and (v) 3.75:1.00, with respect to the first fiscal quarter of 2021.

•
Minimum Liquidity: As of the end of each fiscal month, commencing with the first fiscal month ending after entering into the 2020 Amendment, the Company shall have minimum liquidity of not less than: (i) $1,000 million through, and including, the last fiscal month ending in the third fiscal quarter of 2020; (ii) $850 million, as of the end of each fiscal month ending in the fourth fiscal quarter of 2020; and (iii) $750 million, as of the end of each fiscal month ending in the first fiscal quarter of 2021; provided, however, that if the Company receives proceeds of at least $750 million from the issuance of indebtedness before the Reversion Date, the minimum liquidity requirement shall remain at $1,000 million. Liquidity includes cash and cash equivalents and amounts available to be drawn under the Revolver and the 2020 DDTL (as defined below).

Upon the Reversion Date, the ratios will revert back to the ratios in the 2018 Credit Agreement except that the total leverage ratio will be 4.00:1.00, with respect to the second fiscal quarter of 2021, returning to 3.50:1:00 thereafter. The Senior Secured Leverage Ratio and minimum liquidity covenants will no longer be applicable following the Reversion Date. The Credit Agreement is further described under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.
There can be no assurance that we will be able to comply with the financial and other covenants in the 2018 Credit Agreement as amended by the 2020 Amendment (the "Credit Agreement"). Among other things, any delays or adverse changes to the B737 MAX production schedule or other program, on which we rely to generate revenue, or difficulties in managing our cost structure to take into account changes in production schedules to accommodate a ramp-up in production, could significantly adversely affect our operating income and materially adversely affect our liquidity. The need to fund our pending acquisitions and associated expenses could also adversely affect our liquidity. Our failure to comply with these covenants could cause us to be unable to borrow under the agreement and may constitute an event of default that, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under the agreement, which would require us to pay all amounts outstanding. As of December 31, 2019, we had $1,239.7 million in indebtedness outstanding under the Credit Agreement. The occurrence of an event of default, or the acceleration of indebtedness under the Credit Agreement, could result in an event of default under other indebtedness we have outstanding as a result of cross-acceleration or cross default provisions, which would also entitle the creditors under those instruments to seek remedies, including requiring us to pay all amounts outstanding. There can be no assurance, in light of the B737 MAX grounding and resulting impacts on demand for the aircraft that, absent new debt or equity financing, the Company would have the funds to repay indebtedness that becomes due as a result of acceleration of the maturity in the future. Failure to maintain compliance with these covenants could (absent a further amendment or waiver) have a material adverse effect on our financial position, operations, and solvency, and could adversely affect the market price for our common stock and our ability to obtain financing in the future.
The 2020 DDTL is subject to substantially the same financial and other covenants as the Credit Agreement, except with respect to any covenants or events of default relating to security.
A decline in the Company’s financial performance or outlook, or the financial markets generally, could negatively impact the Company’s access to the global capital markets, reduce the Company’s liquidity and increase its borrowing costs.
We may periodically need to obtain additional financing in order to meet our debt obligations as they come due, to support our operations and/or to make acquisitions. Our access to the debt capital markets and the cost of borrowings are affected by a number of factors including market conditions and the strength of our credit ratings. A decline in the Company’s financial performance or outlook due to internal or external factors, such as the B737 MAX grounding, could affect the Company’s access to, and the availability or cost of financing on acceptable terms and conditions. There can be no assurance that the Company will have access to the global capital market on terms the Company finds acceptable. Limitations on the Company’s ability to access the global capital markets, a reduction in the Company’s liquidity or an increase in borrowing costs could materially and adversely affect the Company’s ability to maintain or grow its business, which in turn may adversely affect its financial condition and results of operations.
Our debt could adversely affect our financial condition and our ability to operate our business. The terms of our Credit Agreement impose significant operating and financial restrictions on our company and our subsidiaries, which could also adversely affect our operating flexibility and put us at a competitive disadvantage by preventing us from capitalizing on business opportunities.

As of December 31, 2019, we had total debt of $3,034.3 million, including $1,238.5 million of borrowings under our Credit Agreement, $1,589.3 million of long-term bonds, $147.1 million of finance lease obligations, and approximately $59.4 million in other debt obligations. In addition to our debt, as of December 31, 2019, we had $21.5 million of letters of credit and letters of guarantee outstanding.
The terms of our Credit Agreement impose significant operating and financial restrictions on us, which limit our ability, among other things, to:

•	incur additional debt or issue preferred stock with certain terms;

•	pay dividends or make distributions to our stockholders over certain amounts;

•	repurchase or redeem our capital stock;

•	make investments;

•	incur liens;

•	enter into transactions with our stockholders and affiliates;

•	sell certain assets;

•	acquire the assets of, or merge or consolidate with, other companies (the Asco Acquisition and the Bombardier Acquisition are permitted thereunder);

•	incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us; and

•	consider strategic transactions.
        These restrictions could have consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, strategic acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our financial flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors;

•
having a material adverse effect on us if we fail to comply with the covenants in the Credit Agreement or in the indentures governing our long-term bonds or in the instruments governing our other debt; and

•	increasing our cost of borrowing.

The terms of our Credit Agreement became significantly more restrictive as a result of the 2020 Amendment. We cannot assure you that we will be able to maintain compliance with the covenants in the agreements governing our indebtedness in the future or, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.
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
Any reduction in our credit ratings could limit the Company’s ability to obtain future financing, increase its borrowing costs, increase the pricing of its credit facilities, adversely affect the market price of its securities, or otherwise impair its business, financial condition, and results of operations.
As of December 31, 2019, our corporate credit ratings were BBB- by Standard & Poor’s Global Ratings (“S&P”), and Baa3 by Moody’s Investors Service, Inc. (“Moody’s”). On January 13, 2020, Moody’s downgraded the Company’s credit rating from Baa3 to Ba2, and the Company continues to be under review for a possible downgrade. On January 31, 2020, S&P downgraded the Company’s credit rating from BBB- to BB.
The ratings reflect the agencies’ assessment of our ability to pay interest and principal on our debt securities and credit agreements. A rating is not a recommendation to purchase, sell, or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be considered independently of all other ratings. Lower ratings would typically result in higher interest costs of debt securities when they are sold, could make it more difficult to issue future debt securities, could require us to provide creditors with more restrictive covenants, which would limit our flexibility and ability to pay dividends and may require us to pledge additional collateral under our credit facility. Any downgrade in our credit ratings could thus have a material adverse effect on our business or financial condition.
Our delayed draw term loan facility has a short maturity and as a result only potentially would provide liquidity for a brief period.
The 2020 DDTL is intended to function as a short-term liquidity facility, if needed. The 2020 DDTL is available to be drawn until August 15, 2020, and matures and shall be repaid in full (if drawn) on the earlier to occur of (a) September 15, 2020 and (b) the date that is 45 days after the date on which the Federal Aviation Administration re-certifies the B737 MAX program. The commitments and loans under the 2020 DDTL are subject to mandatory reduction or prepayment, as applicable, with 100% of the net cash proceeds from issuances of indebtedness and equity interests, subject to certain exceptions. As a result, if Spirit receives net cash proceeds from issuances of indebtedness or equity that exceed the amount of the 2020 DDTL, the commitments under that facility will be canceled and any amounts outstanding prepaid.
We may sell more equity and reduce your ownership in Spirit Holdings.
Our business plan may require the investment of new capital, which we may raise by issuing additional equity (including equity interests that may have a preference over shares of our Common Stock). However, this capital may not be available at all, or when needed, or upon terms and conditions favorable to us. The issuance of additional equity in Spirit Holdings may result in significant dilution of shares of our Common Stock. We may issue additional equity in connection with or to finance acquisitions and to enhance our liquidity in connection to the B737 MAX grounding. Further, our subsidiaries could issue securities in the future to persons or entities (including our affiliates) other than us or another subsidiary. This could materially adversely affect your investment in us because it would dilute your indirect ownership interest in our subsidiaries.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Significant Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2019 are set forth below:

Location	Primary Use	Approximate Square Footage	Owned/Leased
United States
Wichita, Kansas(1)	Primary Manufacturing	12.8 million	Owned/Leased
	Facility/Offices/Warehouse
Tulsa, Oklahoma	Manufacturing Facility	1.73 million	Leased
McAlester, Oklahoma	Manufacturing Facility	139,000	Owned
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	851,000	Leased
San Antonio, Texas	Manufacturing/Warehouse	320,000	Leased
United Kingdom
Prestwick, Scotland	Manufacturing Facility	935,000	Owned
Malaysia
Subang, Malaysia	Manufacturing	386,000	Owned/Leased
France
Saint-Nazaire, France	Primary Manufacturing/Office	58,800	Leased
_______________________________________

(1)	88% of the Wichita facility is owned.
Our physical assets consist of 17.2 million square feet of building space located on 1,349 acres in eight facilities. We produce our fuselage systems and propulsion systems from our primary manufacturing facility located in Wichita, Kansas with some fuselage work done in our Kinston, North Carolina; Saint Nazaire, France; and Subang, Malaysia facilities. We produce wing systems in our manufacturing facilities in Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; and Subang, Malaysia. In addition to these sites, we have a facility located in McAlester, Oklahoma that supplies machined parts and sub-assemblies to the Wichita and Tulsa facilities, and is now offering services to third parties as part of our focus on leveraging our fabrication and assembly expertise. In July 2019 we leased a facility in San Antonio, Texas from Advanced Integration Technology which specializes in sheet metal fabrication, machining, metal finishing and kitting.
The Wichita facility, which includes Spirit's corporate offices, is comprised of 650 acres, 8.0 million square feet of manufacturing space, 1.8 million square feet of offices and laboratories for the engineering and design group and 3.0 million square feet for support functions and warehouses. A total of 568,000 square feet are currently vacant, with 280,000 square feet of that planned to support increases in rates across programs and the expansion of fabrication and assembly work. Two new facilities were constructed in Wichita in 2019. The first is the Global Digital Logistics Center, a 170,000 square foot automated warehouse that was completed in November 2019. The second is the Northeast Manufacturing Facility, a 150,000 square foot manufacturing building that houses the B767 section 41 program. The Wichita site has access to transportation by rail, road, and air via the runways of McConnell Air Force Base. Additionally, a 6,000 square foot lease commenced in January 2019 on the Wichita State University (WSU) campus to establish an innovative relationship between Spirit AeroSystems and WSU through the National Institute for Aviation Research and the WSU Campus of Applied Sciences and Technology. The three areas of strategic focus are joint strategic research projects, applied learning opportunities for WSU students, and improved workforce training services to meet the growing demands of the aerospace industry. Lastly, Spirit AeroSystems purchased two buildings from Air Capital Flight Line in December 2019. They include a 106,000 square foot office building to be used as a Defense headquarters and a 140,000 square foot building to be used as a Research & Technology Lab. Included in the purchase is 19.85 acres.
The Tulsa facility consists of 1.73 million square feet of building space set on 147 acres. The Tulsa plant is located five miles from an international shipping port (Port of Catoosa) and is located next to the Tulsa International Airport. Triumph currently subleases 78,000 square feet of the Tulsa plant for manufacturing purposes. The sublease includes 66,000 square feet of manufacturing space and 12,000 square feet of office space. The McAlester site, which manufactures parts and sub-assemblies, consists of 139,000 square feet of building space on 90 acres.
The Prestwick facility consists of 935,000 square feet of building space, comprised of 424,000 square feet of manufacturing space, 255,000 square feet of office space, and 256,000 square feet of warehouse/support space. This facility is set on 93 acres. The Aerospace Innovation Center, a new 70,000 square foot facility, is scheduled for completion in late September 2020. The

Prestwick plant is located within close proximity to the motorway network that provides access between England and continental Europe. It is also easily accessible by air (at Prestwick International Airport) or by sea. A portion of the Prestwick facility is leased to the Regional Aircraft division of BAE Systems and certain other tenants.
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
The San Antonio, Texas site is located within one mile of the San Antonio International Airport. The 320,000 square foot site specializes in sheet metal fabrication, machining, minor assembly, and chemical processing. Parts for several of Spirit's programs, including the B737 and the B787 are manufactured at the facility. Spirit acquired the facility to maintain the flow of parts and improve delivery performance.

Item 3.    Legal Proceedings
Information concerning the litigation and other legal proceedings in which the Company is involved may be found in Note 22 to the Consolidated Financial Statements, Commitments, Contingencies and Guarantees, under the sub-heading “Litigation” in this Annual Report and that information is hereby incorporated by reference.
Item 4.    Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
Listed below are the names, ages, positions held, and biographies of all executive officers of Spirit Holdings. Executive officers hold office until their successors are appointed, or until their death, retirement, resignation, or removal.
Tom Gentile III, 55. Mr. Gentile became President and Chief Executive Officer on August 1, 2016. From April 2016 to July 2016, Mr. Gentile served as Executive Vice President and Chief Operating Officer. From 2014 to April 2016, Mr. Gentile served as President and Chief Operating Officer of GE Capital where he oversaw GE Capital’s global operations, IT, and capital planning and served on its board of directors. Mr. Gentile had been employed by GE since 1998, and prior to his most recent position with GE, held the position of President and CEO of GE Healthcare’s Healthcare Systems division from 2011 until 2014 and the position of President and CEO of GE Aviation Services from 2008 until 2011. Mr. Gentile received his Bachelor of Arts degree in economics and Master of Business Administration degree from Harvard University, and also studied International Relations at the London School of Economics.
Mark Suchinski, 53. Mr. Suchinski became Senior Vice President and Chief Financial Officer on January 29, 2020. Mr. Suchinski has been with Spirit since 2006 and served as the Company’s and Spirit’s Vice President, Controller and Principal Accounting Officer from February 2014 to February 2018. Most recently, Mr. Suchinski served as Spirit’s Vice President, Quality, beginning in August 2019 and as Spirit’s Vice President, Boeing 787 Program, from February 2018 to August 2019. Prior to February 2014, he held the following roles at Spirit: October 2013 to February 23, 2014 - Vice President, Treasurer and Financial Planning; August 2012 to October 2013 - Vice President, Finance and Treasurer; from July 2010 to August 2012, Vice President,

Financial Planning & Analysis and Corporate Contracts; and 2006 - July 2010, Controller, Aerostructures Segment. Prior to joining Spirit in 2006, he was at Home Products International, where he held the position of Corporate Controller from 2000 to 2004 and the position of Vice President and Chief Accounting Officer from 2004 to 2006. Prior to that, he held financial leadership positions of controller and senior finance manager at other companies. He also spent three years in public accounting. Mr. Suchinski received his Bachelor of Science degree in Accounting from DePaul University.
William (Bill) Brown, 57. Mr. Brown has served as Senior Vice President, Boeing Programs, since October 1, 2018. Previously, from 2014 to 2018, Mr. Brown served as Senior Vice President and General Manager, Oklahoma Operations, Business and Regional Jets and Global Customer Support. Mr. Brown assumed responsibility of Oklahoma Operations in December 2014 and responsibility of Business and Regional Jets in September 2017. Mr. Brown joined Spirit in May 2014 as Senior Vice President, Global Customer Support and Services. Previously, Mr. Brown served as Executive Vice President for Global Operations and President for Global Customer Service and Support at Beechcraft from 2007 to May 2014. Prior to joining Beechcraft, Mr. Brown served as President and General Manager of AAR Aircraft Services in Oklahoma and held senior-level positions with Independence Air, Avborne Inc. and Midwest Airlines. Mr. Brown received his Bachelor of Science degree in Aviation Management from Oklahoma State University and his Masters of Business Administration degree from Colorado State University. He also holds an A&P license and is a commercial instrument pilot.
Stacy Cozad, 49. Ms. Cozad became Senior Vice President, General Counsel, Chief Compliance Officer, and Corporate Secretary in September 2017. Previously, Ms. Cozad served Spirit as Senior Vice President, General Counsel, and Corporate Secretary since January 4, 2016. Prior to joining Spirit, she served as Southwest Airlines’ associate general counsel for litigation from October 2006 to December 2015, overseeing all litigation for the airline. Prior to joining Southwest, Ms. Cozad was an associate and partner in private law practices from September 1997 to September 2006, working on high-profile litigation cases. Ms. Cozad earned a Bachelor of Arts degree in behavioral science from Concordia University Texas and her Juris Doctor degree from Pepperdine University
Duane Hawkins, 61. Mr. Hawkins became Senior Vice President of Defense and Fabrication in October 2018. In January 2019, Mr. Hawkins was also given the title of President, Defense and Fabrication Division. Previously, from July 2015 to October 2018, he served as Senior Vice President and General Manager of Boeing, Defense, Business and Regional Jet Programs and Global Customer Support. From July 2013 to June 2015, Mr. Hawkins served as Senior Vice President, Operations. In that position, he had responsibility and oversight for Defense, Supply Chain Management, Fabrication, Global Quality, and Operations, including global footprint, Manufacturing Engineering, Industrial Engineering, and Tooling. Prior to joining Spirit, Mr. Hawkins held several positions at Raytheon Missile Systems between 2002-2013. Mr. Hawkins served as Vice President, Deputy Air Warfare Systems; Vice President, Deputy Land Combat Systems; and Vice President, Deputy Supply Chain Management and Standard Missile Program Director. From 1994 to 2001, Mr. Hawkins was President of Defense Research Inc., and from 1993 to 1994 he was Vice President, Engineering at the company. He was factory manager for Hughes Missile Systems/ General Dynamics from 1991 to 1993, and Chief of Manufacturing Engineering for General Dynamics Missile Systems from 1988 to1991. Mr. Hawkins holds a Bachelor of Science degree in manufacturing/industrial engineering from Brigham Young University and a Master in Business Administration degree from Regis University.
Samantha Marnick, 49.  Ms. Marnick has served as the Company's Executive Vice President, Chief Administration Officer and Strategy since October 1, 2018. Her responsibilities also include mergers and acquisitions, global customer support and services, and business and regional jets. From August 2016 to October 1, 2018, Ms. Marnick served as Executive Vice President, Chief Administration Officer. From October 2012 to July 2016, Ms. Marnick served as Senior Vice President, Chief Administration Officer. From January 2011 to September 2012, Ms. Marnick served as Senior Vice President of Corporate Administration and Human Resources. From March 2008 to December 2010, Ms. Marnick served as Vice President, Labor Relations and Workforce Strategy, responsible for labor relations, the global human resource project management office, compensation and benefits, and workforce planning. Ms. Marnick previously served as Director of Communications and Employee Engagement from March 2006 to March 2008. Prior to joining the Company, Ms. Marnick was a senior consultant and Principal for Mercer Human Resource Consulting, holding management positions in both the U.K. and in the U.S. Prior to that, Ms. Marnick worked for Watson Wyatt, the UK’s Department of Health and Social Security and The British Wool Marketing Board. Ms. Marnick holds a Master degree in Corporate Communication Strategy and Management from the University of Salford.
Kevin Matthies, 50. Mr. Matthies became Senior Vice President, Global Fabrication in September 2017. Mr. Matthies joined Spirit in 2013 and has held various leadership roles in both Airbus and Boeing program management, most recently serving as Vice President, General Manager of the B787 program until September 2017. Prior to joining Spirit AeroSystems, Mr. Matthies spent 26 years at Raytheon Missile Systems, where he most recently served as President of the Javelin joint venture between Raytheon and Lockheed Martin. Mr. Matthies is a 30 year veteran of the aerospace industry, having worked in executive positions for Raytheon Missile Systems, Hughes Aircraft Company, and General Dynamics. Mr. Matthies earned a Bachelor degree in Computer Science from California State University, San Bernadino, and a Master degree in Systems Engineering from the

University of Arizona. He is a graduate of Raytheon's Leadership Excellence Program and was the recipient of the Raytheon 2010 Corporate Program Leadership Award.
Scott McLarty, 50. Mr. McLarty became Senior Vice President of Airbus Programs in November 2018. Before assuming the senior vice president position, Mr. McLarty was a Vice President with responsibility for Spirit’s U.K. and Malaysia business units and was responsible for developing the strategy and driving profitable growth. Mr. McLarty joined Spirit in April 2006 as part of the acquisition of the UK BAE Systems’ Aerostructures business unit which created Spirit AeroSystems (Europe) Ltd. Throughout his extensive career, Mr. McLarty has held a number of leadership roles in Operations, Project Management, Business Improvement, Supply Chain and HR. He has worked on several aircraft programs including Boeing, Airbus, Hawker, Business Jets and Jetstream aircraft. Mr. McLarty has a breadth of experience in the aerospace industry gathered over 26 years and has key skills within project and program management, HR and industrial relations, commercial customer & government relations, business turnaround and driving strategic growth. Mr. McLarty holds external board-level positions and is influential within the industry and supporting bodies including government boards. He is a Chartered Fellow of the Institute of Personnel Development (FCIPD) and a Fellow of the Royal Aeronautical Society. He holds a Fellowship in Aerospace Manufacturing Management (FAMM) gained at Cranfield University.
Vic McMullen, 56. Mr. McMullen became Senior Vice President of Global Manufacturing and Boeing Operations in October 2018, with overall responsibility for Wichita and Oklahoma Operations and Operations Excellence. Mr. McMullen held multiple vice president and general manager positions before joining the executive leadership team, including all Wichita Boeing Program Operations, Supply Chain, Fabrication, and Sikorsky Helicopter and Bell V-280 for the Fuselage business segment. Mr. McMullen has been with Spirit since 2005 when the company was formed following the divestiture of the Commercial Airplanes Wichita Division from Boeing. Before working for Spirit, Mr. McMullen was employed by the Boeing Company for 20 years. During his tenure at Boeing, he held positions in Military/Commercial Modifications, Propulsion, Fuselage business units and Quality. Mr. McMullen is a graduate of Southwestern College with a Bachelor of Science in Strategic Leadership.
John Pilla, 60. Mr. Pilla has served as Senior Vice President, Chief Technology Officer since September 2017. Previously, Mr. Pilla served as the Senior Vice President of Engineering and Chief Technology Officer from June 2015 to September 2017. From May 2013 to June 2015, Mr. Pilla served as the Senior Vice President/General Manager - Airbus and A350 XWB Program Management. Mr. Pilla previously served as the Senior Vice President/General Manager, Propulsion Systems Segment from July 2009 through May 2013 as well as the Senior Vice President/General Manager of the Wing Systems Segment from September 2012 through May 2013. From July 2011 to May 2013, he was also responsible for the Aftermarket Customer Support Organization. From April 2008 to July 2009, Mr. Pilla was Chief Technology Officer of Spirit Holdings and he served as Vice President/General Manager-787 of Spirit Holdings and/or Spirit, a position he assumed at the date of the Boeing Acquisition in June 2005 and held until March 2008. He received his Bachelor degree in Aerospace Engineering from Kansas University, and a Master degree in Aerospace Structures Engineering and a Master of Business Administration degree from Wichita State University.
Ron Rabe, 54.  Mr. Rabe became the Company's Senior Vice President of Operations and the Chief Procurement Officer in October 2018. From September 2017 to October 2018, Mr. Rabe served as the Company's Senior Vice President, Fabrication and Supply Chain Management and from June 2015 to September 2017, Mr. Rabe served as the Company's Senior Vice President of Operations. Prior to joining Spirit in June 2015, Mr. Rabe was Eaton Corporation’s vice president of global manufacturing and supply chain, vehicle group from June 2011 to June 2015. In that role he had responsibility for global operations of more than 40 sites, including with respect to supply chain, quality, materials, advanced manufacturing and lean manufacturing. From September 2009 to June 2011, Mr. Rabe worked at Eaton Aerospace Group, leading global operations on conveyance systems and operational support for the F-35, CH-53K, 787, and A350 new programs. Mr. Rabe also led operations for the global vehicle group and was responsible for opening new sites in China, India, and Mexico from 2000 to 2009. He started his career at the Boeing Company in Wichita in 1986. Mr. Rabe holds a Bachelor of Science degree from Newman University and a Masters of Business Administration degree from the Ross School of Business at University of Michigan in Ann Arbor.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock (“Common Stock”) has been quoted on the NYSE under the symbol “SPR” since November 21, 2006. As of February 24, 2020, there were approximately 3,819 holders of record of Common Stock and, in addition, there were approximately 63,000 stockholders with shares in street name or nominee accounts. The closing price on February 24, 2020 was $62.57 per share as reported by the NYSE.
Securities Authorized for Issuance under Equity Compensation Plans
The following table represents restricted shares outstanding under the Omnibus Incentive Plan as of December 31, 2019.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)
Restricted Stock Awards
Equity compensation plans approved by security holders(1)(2)	433,227	N/A	5,308,653
Equity compensation plans not approved by security holders(2)	—	—	—
Total	433,227	—	5,308,653
_______________________________________

(1)
On April 30, 2014, the Company’s Board of Directors approved the Omnibus Incentive Plan of 2014 (as amended, the “Omnibus Plan”). The Omnibus Plan was approved by the Company’s stockholders at the Company’s 2014 annual stockholder’s meeting. The Omnibus Plan provides for the issuance of incentive awards to officers, directors, employees, and consultants in the form of restricted stock, restricted stock units, stock appreciation rights, and other equity compensation, in lieu of cash compensation. The Omnibus Plan was amended on October 23, 2019, to allow for participants to elect between the minimum and maximum tax withholding amounts for equity awards.

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

Stock Performance
The following graph shows a comparison from December 31, 2014 through December 31, 2019 of cumulative total return of our Common Stock, Standard & Poor’s 500 Stock Index, and the Standard & Poor’s 500 Aerospace & Defense Index. Such returns are based on historical results and are not intended to suggest future performance. We made dividend payments on our Common Stock during the year ended December 31, 2019.

	INDEXED RETURNS Years Ending
Company/Index	Base Period 12/31/14	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Spirit AeroSystems Holdings, Inc.	100	116.33	135.80	204.27	169.72	172.55
S&P 500 Index	100	101.38	113.51	138.29	132.23	173.86
S&P 500 Aerospace & Defense Index	100	105.43	125.36	177.24	162.93	212.35

Dividends
The Company paid cash dividends of $0.12 per share of Common Stock in each quarter in 2019. The total amount of dividends paid during 2019 was $50.4 million. On February 6, 2020, the Company announced that its Board of Directors reduced its quarterly dividend to a penny per share to preserve liquidity until B737 MAX production reaches higher levels. Accordingly, on February 6, 2020, the Board declared a $0.01 per share quarterly cash dividend on the outstanding Common Stock of the Company payable on April 9, 2020 to stockholders of record at the close of business on March 20, 2020. The Board regularly evaluates the Company's capital allocation strategy and dividend policy. Any future determination to continue to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases during the three months ended December 31, 2019 of our Common Stock that is registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

September 27, 2019 - October 31, 2019	—	—	—	$925.0
November 1, 2019 - November 28, 2019 (3)	7,623	$88.94	—	$925.0
November 29, 2019 - December 31, 2019	—	—	—	$925.0
Total	7,623	$88.94	—	$925.0

(1)
Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, November 28, 2019 was the last day of our November 2019 fiscal month.

(2)
On October 28, 2018, the Board of Directors increased the capacity of its share repurchase program to $1.0 billion. During the three months ended March 28, 2019, the Company repurchased 0.8 million shares of its Common Stock for $75.0 million. As a result, the total authorization amount remaining under the share repurchase program is $925.0 million. Share repurchases are currently on hold pending the outcome of the B737 MAX grounding. The 2020 Amendment imposes additional restrictions on the Company’s ability to repurchase shares.

(3)
The repurchase of shares related to an administrative error correction related to the issuance ratification previously disclosed in Item 5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2019.

Item 6.    Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
The following table sets forth our selected consolidated financial data for each of the periods indicated. Financial data is derived from the audited consolidated financial statements of Spirit Holdings. The audited consolidated financial statements for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 are included in this Annual Report. You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined and consolidated financial statements and related notes contained elsewhere in the Annual Report.

	Spirit Holdings
	Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
	(Dollars in millions, except per share data)
Statement of Income Data:
Net revenues	$7,863.1	$7,222.0	$6,983.0	$6,792.9	$6,643.9
Cost of sales(1)	6,786.4	6,135.9	6,195.3	5,800.3	5,532.3
Selling, general and administrative(2)	261.4	210.4	204.7	230.9	220.8
Impact of severe weather event	—	(10.0)	19.9	12.1	—
Research and development	54.5	42.5	31.2	23.8	27.8
Operating income	760.8	843.2	531.9	725.8	863.0
Interest expense and financing fee amortization	(91.9)	(80.0)	(41.7)	(57.3)	(52.7)
Other (expense) income, net	(5.8)	(7.0)	44.4	(8.0)	(2.2)
Income before income taxes and equity in net income of affiliates	663.1	756.2	534.6	660.5	808.1
Income tax provision	(132.8)	(139.8)	(180.0)	(192.1)	(20.6)
Equity in net income of affiliates	(0.2)	0.6	0.3	1.3	1.2
Net income	$530.1	$617.0	$354.9	$469.7	$788.7
Earnings per share, basic	$5.11	$5.71	$3.04	$3.72	$5.69
Shares used in per share calculation, basic	103.6	108.0	116.8	126.1	138.4
Earnings per share, diluted	$5.06	$5.65	$3.01	$3.70	$5.66
Shares used in per share calculation, diluted	104.7	109.1	117.9	127.0	139.4
Dividends declared per common share	$0.48	$0.46	$0.40	$0.10	$—

(1)
Included in 2019 costs of sales are net forward loss charges of ($63.5) million. Included in 2018 costs of sales are net favorable changes in estimates on loss programs of $3.9 million. Included in 2017 costs of sales are net forward loss charges of ($327.3) million. Included in 2016 costs of sales are net forward loss charges of ($118.2) million. Included in 2015 costs of sales are net favorable changes in estimates on loss programs of $10.8 million. Includes cumulative catch-up adjustments of ($2.0) million, ($3.8) million, $31.2 million, $36.6 million, and $41.6 million for periods prior to the twelve months ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

(2)
Includes non-cash stock compensation expenses of $36.1 million, $27.4 million, $22.1 million, $42.5 million, and $26.0 million for the twelve months ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

	Spirit Holdings
	Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
	(Dollars in millions)
Other Financial Data:
Net cash provided by operating activities	$922.7	$769.9	$573.7	$716.9	$1,289.7
Net cash used in investing activities	$(239.9)	$(267.8)	$(272.8)	$(253.4)	$(357.4)
Net cash provided by (used in) financing activities	$884.4	$(153.5)	$(578.7)	$(718.7)	$(351.1)
Purchase of property, plant, & equipment	$(232.2)	$(271.2)	$(273.1)	$(254.0)	$(360.1)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,350.5	$773.6	$423.3	$697.7	$957.3
Accounts receivable, net	$546.4	$545.1	$722.2	$660.5	$537.0
Inventories, net	$1,118.8	$1,012.6	$1,449.9	$1,515.3	$1,774.4
Property, plant & equipment, net	$2,271.7	$2,167.6	$2,105.3	$1,991.6	$1,950.7
Total assets	$7,606.0	$5,685.9	$5,267.8	$5,405.2	$5,764.5
Total debt	$3,034.3	$1,895.4	$1,151.0	$1,086.7	$1,120.2
Long-term debt	$2,984.1	$1,864.0	$1,119.9	$1,060.0	$1,085.3
Total equity	$1,761.9	$1,238.1	$1,801.5	$1,928.8	$2,120.0

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with the Consolidated Financial Statement and notes thereto.

Management’s Focus
In 2019, management’s focus revolved around operational execution, with a focus on safety and quality while working to meet our customers' requirements and organic and inorganic growth opportunities.
In 2020, management’s focus will continue to be on operational execution in addition to closing and integrating the Asco Acquisition and Bombardier Acquisition, and preserving liquidity in light of the continued grounding of the B737 MAX and lower 2020 production rates.
Programs

B737 Program
2019 was a challenging year for the B737 program. In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. On April 5, 2019, Boeing announced that it would reduce its production rate of the B737 MAX aircraft from 52 to 42 aircraft per month. On April 12, 2019, Boeing and Spirit entered into the 2019 MOA relating to Spirit’s production of aircraft with respect to the B737 program. Under the MOA, Spirit was to maintain its delivery rate of 52 shipsets per month with respect to the B737 program following Boeing’s announced temporary adjustment in the production rate from 52 to 42 aircraft per month. The MOA established that all excess shipments (B737 shipsets in excess of Boeing’s rate) would be deemed to be delivered to Boeing “FOB” at Spirit’s facilities, which would trigger Boeing’s payment obligations for the excess shipsets. Under the 2019 MOA, the Company received an advance payment from Boeing in the amount of $123.0 million during the third quarter of 2019.
On December 19, 2019, Boeing directed Spirit to stop all B737 MAX deliveries to Boeing effective January 1, 2020, due to Boeing’s announced temporary suspension of B737 MAX production. Accordingly, Spirit suspended all B737 MAX production beginning on January 1, 2020. On February 6, 2020, Boeing and Spirit entered into the 2020 MOA providing for Spirit to deliver to Boeing 216 B737 MAX shipsets in 2020. The production rate agreed for 2020 represents less than half of Spirit’s B737 MAX annualized production rate in 2019. The Company does not expect to be back at a production rate of 52 aircraft per month until late 2022.
The 2020 MOA provided that the $123.0 million advance would be repaid by offset against the purchase price for year 2022 shipset deliveries. In addition, the 2020 MOA provided that Boeing will pay $225 million to Spirit in the first quarter of 2020, consisting of (i) $70 million in support of Spirit’s inventory and production stabilization, of which $10 million will be repaid by Spirit in 2021, and (ii) $155 million as an incremental pre-payment for costs and shipset deliveries over the next two years. The 2020 MOA also extended B737 MAX pricing terms through 2033 (previously, the pricing was through December 31, 2030).
The parties will execute amendments to their underlying long-term contracts to incorporate the 2020 MOA on or before 60 calendar days following the B737 MAX U.S. Federal Aviation Administration ungrounding. The foregoing description of the 2020 MOA does not purport to be complete and is qualified in its entirety by reference to the full text of the 2020 MOA, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the first quarter of 2020, subject to certain omissions of confidential portions.
While Spirit has taken actions to align its cost structure to the production suspension and 2020 production rate, including instructing its suppliers to stop delivering B737 MAX products throughout the suspension, implementing workforce actions, and reducing its quarterly dividend, the B737 MAX situation presents challenges to Spirit’s liquidity. Spirit has fully drawn all $800 million of the Revolver (as defined below) to address critical issues that may arise and agreed to maintain minimum liquidity as required by the Company’s Credit Agreement through the first quarter of 2021. If Boeing is unable to return the B737 MAX to service in one or more jurisdictions, begin timely deliveries to customers, if production levels are reduced beyond current expectations due to depressed demand or otherwise, or if Spirit has difficulties in managing its cost structure to take into account changes in production schedules or to accommodate a ramp-up in production, Spirit’s liquidity position may worsen absent Spirit’s ability to procure additional financing, Spirit may trigger an event of default under its credit facilities, and Spirit’s business, financial condition, results of operations and cash flows could be materially adversely impacted. The need to fund the Asco Acquisition and the Bombardier Acquisition and related expenses could also adversely affect our liquidity.
Based on Boeing’s public statements, we have assumed that regulatory approval will enable Boeing’s 737 MAX deliveries to resume no earlier than mid-2020. In the event of delays to this timeline and corresponding changes to our production rate, the Company may be required to take actions with longer-term impact, such as further changes to our production plans, employment reductions and/or the expenditure of significant resources to support our supply chain and/or Boeing. In addition, a delay to that timeline and corresponding changes to our production rate may cause us to default under our credit agreement.
We have made significant assumptions with respect to the B737 program regarding the number of units to be delivered in 2020 (216 units), the period during which those units are likely to be produced, and the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs. In addition, we have made assumptions regarding estimated costs expected to be incurred until resuming a normal production rate consistent with 2019 production levels to determine which costs should be (i) included in program inventory and (ii) expensed when incurred as abnormal production costs. Any changes in these estimates and/or assumptions with respect to the B737 program could have a material impact on our financial position, results of operations, and/or cash flows.
B787 Program

In October 2019, Boeing announced that it was reducing the production rate on the B787 program from 14 to 12 aircraft per month. During the third quarter, the Company announced a net forward loss charge of $32.6 million recognized on the B787 program due to Boeing’s rate reduction announcement. In addition, Boeing has announced that it plans to further reduce the B787 production rate to 10 per month in early 2021, and as a result during the fourth quarter the Company announced additional net forward loss charge of $34.1 million. However, Boeing plans to return to a production rate of 12 per month in 2023.

As we continue on the B787 program, our financial performance depends on our continued ability to achieve cost reductions in our manufacturing and supply chain.

Accounting Review

On January 30, 2020, the Company issued a press release regarding the Accounting Review. As a result of the Accounting Review, the Company determined that it did not comply with its established accounting processes with respect to certain potential contingent liabilities received by the Company after the end of the third quarter of 2019. The Accounting Review is now substantially complete.

After conducting the appropriate accounting processes with respect to the potential contingent liabilities, the Company concluded that it should have recorded an incremental contingent liability of less than $8.0 million for the three month period ending September 26, 2019. We do not believe this amount is material, either quantitatively or qualitatively, to our consolidated financial statements as of and for the three-month period ending September 26, 2019. Although this matter did not result in a material misstatement of the Company’s third quarter 2019 consolidated financial statements or any other previously issued financial statements, the non-compliance led us to conclude that a material weakness in our internal control existed as of December 31, 2019. Additional information on this material weakness is described under Item 9A “Controls and Procedures” of this Annual Report on Form 10-K.

Prior to the Company’s January 30, 2020 announcement, the Company voluntarily reported the Accounting Review to the SEC. The Company has communicated to the SEC that the Accounting Review is substantially complete. In the event the SEC commences an investigation with respect to these matters, the Company intends to cooperate fully.

Private securities class action lawsuit relating to these matters were filed against the Company, its Chief Executive Officer and former officers in February 2020. There may be additional lawsuits filed, including shareholder derivative actions, purportedly in the name and for the benefit of the Company. The Company intends vigorously to defend the existing lawsuits, and any other related litigation against the Company.

Acquisitions

The Company is currently involved in the following significant acquisitions:

Asco

On May 1, 2018, the Company and Spirit Belgium entered into a definitive agreement (as amended, the “Asco Purchase Agreement”) relating to the Asco Acquisition. The Asco Purchase Agreement is subject to customary closing conditions, including regulatory approvals. The Asco Acquisition is not conditioned upon the Company’s receipt of debt financing.

On October 28, 2019, the Company and Spirit Belgium entered into an agreement to amend and restate the Asco Purchase Agreement (the "Asco Amendment"). The Asco Amendment incorporates amendments to the Purchase Agreement agreed among the Parties to date and reduces the purchase price for the Asco Acquisition from $604 million to $420 million. In addition, the Asco Amendment reduces the Sellers’ indemnification obligations to $80 million (except with respect to damages resulting or arising from the termination of certain commercial agreements) and removes the closing condition precedent that a “Material Adverse Change” in Asco’s business has not occurred since May 1, 2018.

On January 29, 2020, Asco and Spirit entered into an amendment to the Asco Purchase Agreement extending the date upon which the Asco Purchase Agreement will automatically terminate in the event that conditions to the Asco Acquisition are not satisfied or waived from April 4, 2020, to October 1, 2020. In addition, the amendment changed the closing date for the Acquisition to the last business day of the month that all conditions precedent are satisfied or waived (provided certain notice requirements are met) or as the parties agree.

Bombardier

On October 31, 2019, Spirit and Spirit UK entered into a definitive agreement related to the Bombardier Acquisition The Bombardier Acquisition is subject to certain consents, regulatory approvals and customary closing conditions. Closing conditions include, but are not limited to, (i) the absence of certain legal impediments to the consummation of the Bombardier Acquisition, (ii) the receipt of specified third party consents and approvals, (iii) the receipt of applicable regulatory approvals, and (iv) the absence of a material adverse change to the Bombardier Acquired Business. The Purchase Agreement contains customary representations, warranties and covenants among the parties, including, among others, certain covenants by the Sellers regarding the operation of the Bombardier Acquired Business during the interim period between the execution of the Purchase Agreement and the consummation of the Bombardier Acquisition. The Bombardier Acquisition is not conditioned upon the Company’s receipt of debt financing.

The Company, acting through certain of its subsidiaries, will assume net pension liabilities of approximately $300 million as reflected at the date of the Purchase Agreement. The Company agreed to procure payment of a special contribution of £100 million (approximately $130 million) to the Shorts pension scheme after closing and has reached a tentative agreement to delay payment of the special contribution to 2021. In addition, Shorts is a party to a repayable investment agreement with the Department for Business, Energy and Industrial Strategy of the Government of the United Kingdom, and Spirit will, at closing, assume, directly or indirectly, Shorts’ financial payment obligations under this agreement, which are approximately $290 million.

Critical Accounting Policies
The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) requires management to use estimates and assumptions. The results of these estimates form the basis for making judgments that may affect the reported amounts of assets and liabilities, including the impacts of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to inventory, revenue, income taxes, financing obligations, warranties, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes that the quality and reasonableness of our most critical accounting policies enable the fair presentation of our financial position and results of operations. However, the sensitivity of financial statements to these methods, assumptions, and estimates could create materially different results under different conditions or using different assumptions. We believe application of these policies requires difficult, subjective, and complex judgments to estimate the effect of inherent uncertainties. This section should be read in conjunction with Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.
Revenues and Profit Recognition
Beginning January 1, 2018, the Company adopted recognition of revenue using the principles of Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from contracts with customers. Revenue is recognized when, or as, control of promised products or services transfers to a customer, and the amount recognized reflects the consideration that the Company expected to receive in exchange for those products or services. See Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, for a further description of revenue recognition under ASC 606, and a description of the legacy GAAP revenue and profit recognition presented for prior comparative periods. In determining our profits and losses in accordance with this method, we are required to make significant judgments regarding our future costs, variable elements of revenue, the standalone selling price, and other variables. We continually review and update our assumptions based on market trends and our most recent experience. If we make material changes to our assumptions, we may have positive or negative cumulative catch-up adjustments related to revenues previously recognized, and in some cases, we may adjust forward loss reserves. When we experience abnormal production costs such as excess capacity costs the Company will expense the excess costs in the period incurred and report as segment costs of goods sold. These excess costs (actual and estimated future costs) are excluded from the estimates at completion of our accounting contracts with customers. For a broader description of the various types of risks we face related to new and maturing programs, see “Risk Factors”.
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
We record income tax provision or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for the uncertainty in income taxes. The final tax outcome for these matters may be different than management's original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. We use the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense. See Note 20 to the Consolidated Financial Statements, Income Taxes, for further discussion.

Results of Operations
The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve Months Ended
	December 31, 2019(1)	December 31, 2018(1)(2)	December 31, 2017(2)
	($ in millions)
Net revenues	$7,863.1	$7,222.0	$6,983.0
Cost of sales	6,786.4	6,135.9	6,195.3
Gross profit	1,076.7	1,086.1	787.7
Selling, general and administrative	261.4	210.4	204.7
Impact of severe weather event	—	(10.0)	19.9
Research and development	54.5	42.5	31.2
Operating income	760.8	843.2	531.9
Interest expense and financing fee amortization	(91.9)	(80.0)	(41.7)
Other (expense) income, net	(5.8)	(7.0)	44.4
Income before income taxes and equity in net income of affiliates	663.1	756.2	534.6
Income tax provision	(132.8)	(139.8)	(180.0)
Income before equity in net income of affiliates	530.3	616.4	354.6
Equity in net income of affiliates	(0.2)	0.6	0.3
Net income	$530.1	$617.0	$354.9
_______________________________________

(1)	See “Twelve Months Ended December 31, 2019 as Compared to Twelve Months Ended December 31, 2018” for detailed discussion of operating data.

(2)	See “Twelve Months Ended December 31, 2018 as Compared to Twelve Months Ended December 31, 2017” for detailed discussion of operating data.

Comparative shipset deliveries by model are as follows:

	Twelve Months Ended
Model	December 31, 2019	December 31, 2018	December 31, 2017
B737	606	605	532
B747	6	6	6
B767	33	30	28
B777	56	44	70
B787	166	143	136
Total Boeing	867	828	772
A220 (1)	40	12	—
A320 Family	682	657	608
A330	35	62	80
A350	111	98	90
A380	1	6	13
Total Airbus	869	835	791
Business and Regional Jets (1)	55	71	88
Total	1,791	1,734	1,651
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
Net revenues by prime customer are as follows:

	Twelve Months Ended
Prime Customer	December 31, 2019	December 31, 2018	December 31, 2017
	($ in millions)
Boeing	$6,237.2	$5,677.7	$5,527.5
Airbus	1,250.6	1,180.8	1,123.5
Other	375.3	363.5	332.0
Total net revenues	$7,863.1	$7,222.0	$6,983.0

Changes in Estimates
During the twelve months ended December 31, 2019, we recognized an unfavorable changes in estimates of $65.5 million primarily driven by Boeing announced production rate change on B787 from 14 aircraft per month to 10 aircraft per month. During the twelve months ended December 31, 2018, there was a negligible amount of net change in estimates. During the twelve months ended December 31, 2017, we recognized unfavorable changes in estimate of $296.1 million primarily due to Boeing pricing negotiations (The 2017 MOU) associated with the B787 program.

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
Twelve Months Ended December 31, 2019 as Compared to Twelve Months Ended December 31, 2018
Net Revenues.    Net revenues for the twelve months ended December 31, 2019 were $7,863.1 million, an increase of $641.1 million, or 9%, compared with net revenues of $7,222.0 million, for the prior year. The increase was primarily due to higher production on the B777, B787, A220, and A350 XWB programs, favorable model mix on B737 program, increased Global Customer Support and Services (GCS&S) and defense related activity, partially offset by lower production on the A330 program, lower revenue recognized on the A350 XWB program in accordance with pricing terms and lower revenue recognized on certain Boeing nonrecurring programs. Approximately 95% of Spirit’s net revenues in 2019 came from our two largest customers, Boeing and Airbus.
Deliveries to Boeing increased to 867 shipsets during 2019, compared to 828 shipsets delivered in the prior year, driven by production increases on the B787 and B777 programs. Deliveries to Airbus increased to 869 shipsets during 2019, compared to 835 shipsets delivered in the prior year, primarily driven by higher production of the A320, A350 XWB, and A220 programs partially offset by decreased production on the A330 program. Production deliveries of business/regional jet wing and wing components decreased to 55 shipsets during 2019, compared to 71 shipsets delivered in the prior year, driven by the transfer of the A220 program to total Airbus deliveries in the third quarter of 2018. In total, shipset deliveries increased 3% to 1,791 shipsets in 2019 compared to 1,734 shipsets in 2018.
Gross Profit. Gross Profit for the twelve months ended December 31, 2019 was $1,076.7 million, as compared to $1,086.1 million for the same period in the prior year, a decrease of $9.4 million. The reduction in gross profit was primarily driven by forward loss charge on B787 due to Boeing announced production rate change from 14 aircraft per month to 12 aircraft per month in the third quarter, from 12 aircraft per month to 10 aircraft per month in the fourth quarter, and certain Boeing nonrecurring programs partially offset by increased profit recognized on B737 due to model mix, B777, A220 and the A350 XWB program.
SG&A and Research and Development.    SG&A expense was $51.0 million higher for the twelve months ended December 31, 2019, as compared to the same period in the prior year, primarily due to costs incurred related to the Asco Acquisition and Bombardier Acquisition, increased headcount and absence of a one-time recovery of legal fees related to a court decision in 2018. Research and development expense for the twelve months ended December 31, 2019 was $12.0 million higher as compared to the same period in the prior year, due to more internal projects underway.
Operating Income.    Operating income for the twelve months ended December 31, 2019 was $760.8 million, which was $82.4 million lower than operating income of $843.2 million for the prior year. The decrease in operating income was primarily due to costs incurred related to the anticipated purchase of Asco and Bombardier, reduced profitability on the B737 program due to B737 MAX grounding and forward loss charge on B787 due to announced production rate changes.
Interest Expense and Financing Fee Amortization.   Interest expense and financing fee amortization for the twelve months ended December 31, 2019 includes $78.6 million of interest and fees paid or accrued in connection with long-term debt and $3.6 million in amortization of deferred financing costs and original issue discount, compared to $55.7 million of interest and fees paid or accrued in connection with long-term debt and $18.3 million in amortization of deferred financing costs and original issue discount for the prior year. The increase in interest expense is primarily a result of additional debt taken on in 2018 in anticipation of our ASRs and the planned purchase of Asco. The decrease in deferred financing costs and fees in 2019 compared to 2018 is mainly due to the 2018 credit agreement which resulted in a loss on extinguishment of existing debt of $14.4 million included in the $18.3 million of deferred financing costs.
Other (Expense) Income, net.    Other expense for the twelve months ended December 31, 2019 was ($5.8) million, compared to other expense of ($7.0) million for the same period in the prior year. Other expense during 2019 was primarily driven by losses on foreign currency forward contracts as the U.S. Dollar strengthened against the Euro, expenses related to a voluntary retirement program offered by the Company in the second quarter of 2019, as well as net losses on the sale of receivables, partially offset by gain on proceeds from a litigation settlement and pension income.
Provision for Income Taxes. The income tax provision for the twelve months ended December 31, 2019, was $132.8 million compared to $139.8 million for the prior year. The 2019 effective tax rate was 20.0% as compared to 18.5% for 2018. The difference in the effective tax rate recorded for 2019 as compared to 2018 is primarily related to a reduction in federal tax credits, an adjustment to our one-time transition tax liability, and an increase in income tax in the current year reflecting the finalization of the 2018 amounts related to Global Intangible Low-Taxed Income ("GILTI") and the federal R&D tax credit reported in the tax return as agreed upon with the IRS in the course of the Company’s participation in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) offset by a re-measurement of our net deferred tax asset balance in 2019 and a decrease in the impact of GILTI.
The decrease from the U.S. statutory tax rate is attributable primarily to generation of state income tax and federal research tax credits, foreign rates less than the U.S. rate, and share based compensation excess tax benefit, offset by the impacts of finalizing the 2018 amounts related to GILTI and the federal R&D tax credit and estimated state income tax.

Segments.    The following table shows segment revenues and operating income for the twelve months ended December 31, 2019, 2018, and 2017:

	Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	($ in millions)
Segment Revenues
Fuselage Systems	$4,206.2	$4,000.8	$3,730.8
Propulsion Systems	2,057.8	1,702.5	1,666.2
Wing Systems	1,588.3	1,513.0	1,578.8
All Other	10.8	5.7	7.2
	$7,863.1	$7,222.0	$6,983.0
Segment Operating Income(1, 2)
Fuselage Systems	$440.8	$576.1	$329.6
Propulsion Systems	404.6	283.5	267.7
Wing Systems	216.0	226.4	205.1
All Other	3.4	0.3	2.0
	1,064.8	1,086.3	804.4
Corporate SG&A(2)	(261.4)	(210.4)	(204.7)
Unallocated impact of severe weather event	—	10.0	(19.9)
Research and development	(54.5)	(42.5)	(31.2)
Unallocated cost of sales(3)	11.9	(0.2)	(16.7)
Total operating income	$760.8	$843.2	$531.9

_______________________________________

(1)
Inclusive of forward losses, changes in estimates on loss programs, and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2019, 2018, and 2017 are further detailed in the segment discussions below and in Note 5 to the Consolidated Financial Statements, Changes in Estimates.

(2)
Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in 2018. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of sales and selling, general, and administrative expense to other (expense) income within the consolidated statement of operation for all periods presented. Accordingly, expenses of $18.1 million, $7.4 million, and $7.3 million attributable to the Fuselage Systems segment, Propulsion Systems segment, and Wing Systems segment, respectively, were reclassified into segment operating income for the twelve months ended December 31, 2017.

(3)
For 2019, includes $13.9 million related to release of warranty reserves. For 2018, includes charges of $1.1 million related to warranty reserves. For 2017, includes charges of $1.8 million and $12.7 million related to warranty reserve and charges for excess purchases and purchase commitments, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems, and All Other segments represented approximately 54%, 26%, 20%, and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2019.
Fuselage Systems.    Fuselage Systems segment net revenues for the twelve months ended December 31, 2019 were $4,206.2 million, an increase of $205.4 million, or 5%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production on the B787, B777, and A350 XWB programs and increased Global Customer Support and Services (GCS&S) and defense related work, partially offset by lower revenue recognized on certain non-recurring Boeing programs. Fuselage Systems segment operating margins were 11% for the twelve months ended December 31, 2019, compared to 14% for the same period in the prior year, with the decrease primarily driven by B737 performance, the net forward loss charges recorded on the B787 fuselage program during the third and fourth quarter of 2019 due to announced production rate changes, and decreased margins recognized on the A350 XWB program. In 2019, the segment recorded unfavorable cumulative catch-up adjustments of ($1.3) million, as well as ($37.9) million of net forward loss charges. In comparison, during 2018, the segment recorded unfavorable cumulative catch-up adjustments of ($5.3) million and $3.4 million of favorable changes in estimates on loss programs.
Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2019 were $2,057.8 million, an increase of $355.3 million, or 21%, compared to the same period in the prior year. The increase was primarily due to favorable model mix on B737, and increased production on B787, B777 and A220 programs, partially offset by lower revenue recognized on certain non-recurring Boeing programs. Propulsion Systems segment operating margins were 20% for the twelve months ended December 31, 2019, compared to 17% for the same period in the prior year. This increase was primarily driven by B737, B777 and A220, partially offset by net forward loss charges on B787 due to announced production rate changes. In 2019, the segment recorded unfavorable cumulative catch-up adjustments of ($1.2) million and net forward loss charges of ($15.1) million. In comparison, during 2018, the segment recorded unfavorable cumulative catch-up adjustments of ($0.2) million and net forward loss charges of ($0.7) million.
Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2019 were $1,588.3 million, an increase of $75.3 million, or 5%, compared to the same period in the prior year. This was primarily due to increased production on the B737, B777, B787, and A350 XWB programs. Wing Systems segment operating margins were 14% for the twelve months ended December 31, 2019 compared to 15% for the same period in the prior year mainly due to forward loss charge on B787 due to announced production rate changes, B737 performance, offset by the favorable performance on A350 XWB. In 2019, the segment recorded favorable cumulative catch-up adjustments of $0.5 million and net forward loss charges of ($10.5) million. In comparison, during 2018, the segment recorded favorable cumulative catch-up adjustments of $1.7 million and $1.2 million of favorable changes in estimates on loss programs.
All Other.    All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and natural gas revenues from the Kansas Industrial Energy Supply Company (“KIESC”), a tenancy in common with other Wichita companies established to purchase natural gas where the Company is a major participant. In the twelve months ended December 31, 2019, All Other segment net revenues were $10.8 million, an increase of $5.1 million compared to the same period in the prior year. The All Other segment recorded 31% operating margins for the twelve months ended December 31, 2019.
Twelve Months Ended December 31, 2018 as Compared to Twelve Months Ended December 31, 2017
Net Revenues.    Net revenues for the twelve months ended December 31, 2018 were $7,222.0 million, an increase of $239 million, or 3%, compared with net revenues of $6,983.0 million, for the prior year. The increase was primarily due to higher production on the B737, B787, A320, and A350 XWB programs and increased defense related activity, partially offset by lower production on the B777, lower revenue recognized on the B787 program due to the adoption of ASC 606, and lower revenue recognized on the A350 XWB program in accordance with pricing terms. Approximately 95% of Spirit’s net revenues in 2018 came from our two largest customers, Boeing and Airbus.
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
Gross Profit.    Gross profit was $1,086.1 million for the twelve months ended December 31, 2018, as compared to $787.7 million for the same period in the prior year, an increase of $298.4 million. The increase in gross profit was primarily driven by the absence of the $352.8 million net forward loss charge recognized on the B787 program in the second quarter of 2017 and increased margins recognized on the A350 XWB program due to the adoption of ASC 606, partially offset by decreased production on the B777 program and lower margins recognized on the B737 and B777 programs.
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
Provision for Income Taxes.   The income tax provision for the twelve months ended December 31, 2018, was $139.8 million compared to $180.0 million for the prior year. The 2018 effective tax rate was 18.5% as compared to 33.7% for 2017. The difference in the effective tax rate recorded for 2018 as compared to 2017 is primarily related to the enactment of the Tax Cuts and Jobs Act ("TCJA"), including the reduction in the U.S. corporate federal income tax rate from 35% to 21%, the elimination of the domestic manufacturing deduction, and the inclusion of provisional tax impacts of our one-time transition tax liability and re-measurement of our net deferred tax asset balance in 2017. Unrelated to the TCJA, the difference in the effective tax rate is primarily related to higher state income and federal research tax credits generated in 2018 and the proportional tax rate effects of lower pre-tax income in 2017. The decrease from the U.S. statutory tax rate is attributable primarily to generation of state income tax and federal research tax credits, foreign rates less than the U.S. rate, and share based compensation excess tax benefit, offset by estimated state income tax.

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
2018 Credit Agreement
On July 12, 2018, the Company entered into a $1,256.0 million senior unsecured Second Amended and Restated Credit Agreement among Spirit, as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the “2018 Credit Agreement”), consisting of an $800.0 million revolving credit facility (the “Revolver”), a $206.0 million term loan A facility (the “ Term Loan”) and a $250.0 million delayed draw term loan facility (the “Delayed Draw Term Loan”).
Each of the Revolver, the Term Loan and the Delayed Draw Term Loan matures July 12, 2023, and bears interest, at Spirit’s option, at either LIBOR plus 1.375% or a defined “base rate” plus 0.375%, subject to adjustment to between LIBOR plus 1.125% and LIBOR plus 1.875% (or between base rate plus 0.125% and base rate plus 0.875%, as applicable) based on changes to Spirit’s senior unsecured debt rating provided by Standard & Poor’s Financial Services LLC and/or Moody’s Investors Service, Inc. The principal obligations under the Term Loan are to be repaid in equal quarterly installments of $2.6 million, commencing with the fiscal quarter ending March 31, 2019, and with the balance due at maturity of the Term Loan. The principal obligations under the

Delayed Draw Term Loan are to be repaid in equal quarterly installments of $3.1 million, subject to adjustments for any extension of the availability period of the Delayed Draw Term Loan, commencing with the fiscal quarter ending September 26, 2019, with the balance due at maturity of the Delayed Draw Term Loan.
The 2018 Credit Agreement also contains an accordion feature that provides Spirit with the option to increase the Revolver commitments and/or institute one or more additional term loans by an amount not to exceed $750.0 in the aggregate, subject to the satisfaction of certain conditions and the participation of the lenders. The 2018 Credit Agreement contains customary affirmative and negative covenants, including the following financial covenants:

Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 3.5:1.0
Spirit’s obligations under the 2018 Credit Agreement may be accelerated upon an event of default, which includes non-payment of principal or interest, material breach of a representation or warranty, breach of a covenant, cross-default to material indebtedness, material judgments, ERISA events, change in control, bankruptcy and invalidity of the guarantee of Spirit’s obligations under the 2018 Credit Agreement made by the Company.
The 2020 Amendment
On February 24, 2020, we entered into the 2020 Amendment. The primary purpose for entering into the 2020 Amendment was to obtain covenant relief with respect to expected breaches of the total leverage and interest coverage ratios under the 2018 Credit Agreement. Given the production suspension and 2020 production rate for the B737 MAX, absent a waiver or an amendment of the 2018 Credit Agreement, the Company was expected to breach the total leverage ratio beginning with the first fiscal quarter of 2020. The 2020 Amendment waived the ratios in the 2018 Amendment until the commencement of the second fiscal quarter of 2021 (the “Reversion Date”) and put the following financial ratios and tests in place for such time period:

•
Senior Secured Leverage Ratio: Commencing with the first fiscal quarter of 2020, the ratio of senior secured debt to consolidated EBITDA over the last twelve months shall not, as of the end of the applicable fiscal quarter, be greater than: (i) 3.00:1.00, with respect to the first fiscal quarter of 2020; (ii) 4.25:1.00, with respect to the second fiscal quarter of 2020; (iii) 5.50:1.00, with respect to the third fiscal quarter of 2020; (iv) 5.00:1.00, with respect to the fourth fiscal quarter of 2020; and (v) 3.00:1.00, with respect to the first fiscal quarter of 2021.

•
Interest Coverage Ratio: Commencing with the first fiscal quarter of 2020, the interest coverage ratio as of the end of the applicable fiscal quarter shall not be less than: (i) 4.00:1.00, with respect to the first fiscal quarter of 2020; (ii) 3.75:1.00, with respect to the second fiscal quarter of 2020; (iii) 2.50:1.00, with respect to the third fiscal quarter of 2020; (iv) 2.25:1.00, with respect to the fourth fiscal quarter of 2020; and (v) 3.75:1.00, with respect to the first fiscal quarter of 2021.

•
Minimum Liquidity: As of the end of each fiscal month, commencing with the first fiscal month ending after entering into the 2020 Amendment, the Company shall have minimum liquidity of not less than: (i) $1,000 million through, and including, the last fiscal month ending in the third fiscal quarter of 2020; (ii) $850 million, as of the end of each fiscal month ending in the fourth fiscal quarter of 2020; and (iii) $750 million, as of the end of each fiscal month ending in the first fiscal quarter of 2021; provided, however, that if the Company receives proceeds of at least $750 million from the issuance of indebtedness before the Reversion Date, the minimum liquidity requirement shall remain at $1,000 million. Liquidity includes cash and cash equivalents and amounts available to be drawn under the Revolver and the 2020 DDTL (as defined below).

Upon the Reversion Date, the ratios will revert back to the ratios in the 2018 Credit Agreement except that the total leverage ratio will be 4.00:1.00, with respect to the second fiscal quarter of 2021, returning to 3.50:1:00 thereafter. The Senior Secured Leverage Ratio and minimum liquidity covenants will no longer be applicable following the Reversion Date.
The 2020 Amendment adds Spirit AeroSystems North Carolina, Inc. as an additional guarantor (the “New Guarantor”) and provides for the grant of security interests to the lenders under the 2018 Credit Agreement with respect to certain real property and personal property, including certain equity interests, owned by Spirit, as borrower, and the Guarantors, which include Holdings and New Guarantor. Such guarantee and security interests will be released, at the option of Spirit, so long as no default or event of default shall exist at the time thereof, or immediately after giving effect thereto, if (A) (I) the senior unsecured debt rating of Spirit is “BBB-” or higher as determined by Standard & Poor’s Financial Services LLC (“S&P”), and (II) the senior unsecured debt rating of Spirit is “Baa3” or higher as determined by Moody’s Investors Service, Inc. (“Moody’s”), or (B) S&P and Moody’s have each confirmed, in a writing in form and substance reasonably satisfactory to the administrative agent, that (I) the senior unsecured debt rating of Spirit will be “BBB-” or higher as determined by S&P, and (II) the senior unsecured debt rating of Spirit will be “Baa3” or higher as determined by Moody’s, in each case of the foregoing clauses (B)(I) and (B)(II), after giving effect to the release of the security (the date of such release, the “Security Release Date”). Each of the Revolver, the Term Loan and the Delayed Draw Term Loan continues to mature on July 12, 2023, and, following the 2020 Amendment, bears interest, at Spirit’s option, at either LIBOR plus 2.375% or a defined “base rate” plus 1.375%, subject to adjustment to between LIBOR plus 1.625% and LIBOR plus 2.625% (or between base rate plus 0.625% and base rate plus 1.625%, as applicable) based on Spirit’s senior unsecured debt ratings provided by S&P and/or Moody’s.
The 2020 Amendment also added increased restrictions on our ability to incur additional indebtedness, consolidate or merge, make acquisitions and other investments (although the Asco Acquisition and the Bombardier Acquisition are expressly permitted thereunder), guarantee obligations of third parties, make loans or advances, declare or pay certain dividends or distributions on our stock, redeem or repurchase shares of our stock, or pledge assets. The 2020 Amendment provides that a number of these increased restrictions will no longer apply following the Security Release Date. The accordion feature to increase the 2018 Revolver commitments and/or institute one or more additional term loans will not be available to Spirit during the period between the effective date of the 2020 Amendment and the Security Release Date.
Spirit’s obligations under the 2018 Credit Agreement may be accelerated upon an event of default, which includes non-payment of principal or interest, material breach of a representation or warranty, breach of a covenant, cross-default to material indebtedness, material judgments, ERISA events, change in control, bankruptcy and invalidity of the guarantee of the Borrower’s obligations under the Credit Agreement made by the Company. The 2020 Amendment added new events of default for validity, perfection and priority of liens and the public announcement by Boeing of the termination or permanent cessation of the B737 MAX program, which will no longer apply following the Security Release Date.
As of December 31, 2019, the outstanding balance of the Term Loan and Delayed Draw Term Loan was $439.7 million and the carrying value was $438.5 million. The outstanding balance of the Revolver, drawn in December 2019 was $800.0 million and the carrying value was $800.0 million.
2020 Delayed Draw Term Loan
On February 24, 2020, Spirit also entered into a $375.0 million senior unsecured delayed draw term loan among Spirit, as borrower, the Company, as parent guarantor, the New Guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “2020 DDTL”). The 2020 DDTL is available to be drawn until August 15, 2020. The 2020 DDTL matures and shall be repaid in full (if drawn) on the earlier to occur of (a) September 15, 2020 and (b) the date that is 45 days after the date on which the Federal Aviation Administration re-certifies the B737 MAX program.
The 2020 DDTL bears interest, at Spirit’s option, at either LIBOR plus 3.625% or a defined “base rate” plus 2.625%. The 2020 DDTL is subject to substantially the same affirmative, negative and financial covenants and events of default as the 2018 Credit Agreement (as amended by the 2020 Amendment), except with respect to any covenants or events of default relating to security.
The 2020 DDTL is intended to function as a short-term liquidity facility, if needed. The commitments and loans under the 2020 DDTL are subject to mandatory reduction or prepayment, as applicable, with 100% of the net cash proceeds from issuances of indebtedness and equity interests, subject to certain exceptions. As a result, if Spirit receives net cash proceeds from issuances of indebtedness or equity that exceed the amount of the 2020 DDTL, the commitments under that facility will be canceled and any amounts outstanding prepaid. Spirit may pursue financing options in the near term that would result in the cancellation of this facility.
Senior Notes
Floating Rate, 2023, and 2028 Notes. On May 30, 2018, Spirit entered into an Indenture (the “Indenture”) by and among Spirit, the Company and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee in connection with Spirit’s offering of $300.0 million aggregate principal amount of its Senior Floating Rate Notes due 2021 (the “Floating Rate Notes”), $300.0 million aggregate principal amount of its 3.950% Senior Notes due 2023 (the “2023 Notes”) and $700.0 million aggregate principal amount of its 4.600% Senior Notes due 2028 (the “2028 Notes” and, together with the Floating Rate Notes and the 2023 Notes, the “New Notes”). The Company guaranteed Spirit’s obligations under the Notes on a senior unsecured basis (the “Guarantees”).
The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $300.0 million, $300.0 million, and $700.0 million as of December 31, 2019, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $299.1 million, $298.3 million, and $694.1 million as of December 31, 2019, respectively.

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
2026 Notes. In June 2016, Spirit issued $300.0 million in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of December 31, 2019, the outstanding balance of the 2026 Notes was $300.0 million and the carrying value was $297.8 million. The indenture for the 2026 Notes contains covenants that limit Spirit’s, the Company’s and certain of the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens without granting equal and ratable liens to the holders of the 2026 Notes and enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. In addition, the indenture provides for customary events of default. On February 24, 2020, Spirit entered into a Second Supplemental Indenture (the “Supplemental Indenture”) by and among Spirit, the Company, the New Guarantor, and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee in connection with the 2026 Notes. Under the Supplemental Indenture, the noteholders were granted security on an equal and ratable basis with the lenders under the 2018 Credit Agreement (as amended by the 2020 Amendment) until the security in favor of the lenders under the 2028 Credit Agreement is released. The Supplemental Indenture also added the New Guarantor as an additional guarantor under the indenture governing the 2026 Notes. The guarantee of the New Guarantor will be released upon the release of its guarantee under the 2018 Credit Agreement.
For additional information on our outstanding debt, please see Note 16 to the Consolidated Financial Statements, Debt.
Other
Additionally, we may receive proceeds from asset sales and may seek to access the credit markets, if needed. The Company has two agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to third party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and continue to allow Spirit to monetize prior to the payment date for the receivables, subject to payment of a discount. No guarantees are delivered under the agreements. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Company's balance sheet. For additional information on the sale of receivables, please see Note 6 to the Consolidated Financial Statements, Accounts Receivable, net.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. As of December 31, 2019, our corporate credit ratings were BBB- by Standard & Poor’s Global Ratings (“S&P”), and Baa3 by Moody’s Investors Service, Inc. (“Moody’s”). On January 13, 2020, Moody’s downgraded the Company’s credit rating from Baa3 to Ba2, and the Company continues to be under review for a possible downgrade. On January 31, 2020, S&P downgraded the Company’s credit rating from BBB- to BB.
As compared to the Company’s prior investment grade rating, this rating and our current credit condition affects, among other things, our ability to access new capital. Further negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt.

Cash Flows
The following table provides a summary of our cash flows for the twelve months ended December 31, 2019, 2018, and 2017:

	For the Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	($ in millions)
Net income	$530.1	$617.0	$354.9
Adjustments to reconcile net income	401.0	2.6	241.3
Changes in working capital	(8.4)	150.3	(22.5)
Net cash provided by operating activities	922.7	769.9	573.7
Net cash used in investing activities	(239.9)	(267.8)	(272.8)
Net cash provided by (used in) financing activities	884.4	(153.5)	(578.7)
Effect of exchange rate change on cash and cash equivalents	5.9	—	5.6
Net increase (decrease) in cash, cash equivalents, and restricted cash for the period	1,573.1	348.6	(272.2)
Cash, cash equivalents, and restricted cash, beginning of period	794.1	445.5	717.7
Cash, cash equivalents, and restricted cash, end of period	$2,367.2	$794.1	$445.5
Twelve Months Ended December 31, 2019 as Compared to Twelve Months Ended December 31, 2018
Operating Activities.
For the twelve months ended December 31, 2019, we had a net cash inflow of $922.7 million from operating activities, an increase of $152.8 million, compared to a net cash inflow of $769.9 million for the prior year. The increase in net cash provided by operating activities was primarily due to the B737 advanced payment of $123.0 million received during the third quarter, partially offset by repayment of B787 advances of $98.0 million in 2018. Net tax payments made during 2019 were $105.0 million compared to net tax payments of $202.3 million during the prior year, primarily due to recognition of underlying taxable temporary differences.
Investing Activities
For the twelve months ended December 31, 2019, we had a net cash outflow of $239.9 million from investing activities, compared to a net cash outflow of $267.8 million for the prior year due to reduced spend on capital projects.
Financing Activities
For the twelve months ended December 31, 2019, we had a net cash inflow of $884.4 million for financing activities, an increase in inflow of $1,037.9 million as compared to a net cash outflow of $153.5 million for the same period in the prior year. During 2019, the Company has drawn $250.0 million on the Delayed Draw Term Loan and net draws of $800.0 million on the Revolver in December 2019. During 2019, the Company paid cash dividends totaling $50.4 million to its stockholders of record, compared to $48.0 million in 2018.
Twelve Months Ended December 31, 2018 as Compared to Twelve Months Ended December 31, 2017
Operating Activities
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
Investing Activities
For the twelve months ended December 31, 2018, we had a net cash outflow of $267.8 million from investing activities, compared to a net cash outflow of $272.8 million for the prior year.

Financing Activities
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
Future Cash Needs and Capital Spending
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
Our primary future cash needs will consist of working capital, research and development, capital expenditures, debt service, and merger and acquisitions. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Purchases of property, plant and equipment for the twelve months ended December 31, 2019 totaled $232.2 million, as compared to $271.2 million for the same period in 2018.
As mentioned previously, for the twelve months ended December 31, 2019, approximately 53% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. On December 19, 2019, Boeing directed Spirit to stop all B737 MAX deliveries to Boeing effective January 1, 2020, due to Boeing’s announced temporary suspension of B737 MAX production. Accordingly, Spirit suspended all B737 MAX production beginning on January 1, 2020. On February 6, 2020, Boeing and Spirit entered into the 2020 MOA superseding the 2019 MOA between the parties (except for Sections 15 and 16). The 2020 MOA provides for Spirit to deliver to Boeing 216 B737 MAX shipsets in 2020. The production rate agreed for 2020 represents less than half of Spirit’s B737 MAX annualized production rate in 2019. The Company currently does not expect to be back at a production rate of 52 aircraft per month until late 2022.
While Spirit has taken actions to align its cost structure to the production suspension and 2020 production rate, including instructing its suppliers to stop delivering B737 MAX products throughout the suspension, implementing workforce actions and reducing its quarterly dividend, the B737 MAX situation presents challenges to Spirit’s liquidity. Spirit has fully drawn all $800.0 million of the Revolver (as defined below) to address critical issues that may arise and agreed to maintain minimum liquidity levels as required by the Company’s Credit Agreement through the first quarter of 2021. If Boeing is unable to return the B737 MAX to service in one or more jurisdictions, begin timely deliveries to customers, if production levels are reduced beyond current expectations due to depressed demand or otherwise, or if Spirit has difficulties in managing its cost structure to take into account changes in production schedules or to accommodate a ramp-up in production, Spirit’s liquidity position may worsen absent Spirit’s ability to procure additional financing, Spirit may trigger an event of default under its credit facilities, and Spirit’s business, financial condition, results of operations and cash flows could be materially adversely impacted. The need to fund the Asco Acquisition and The Bombardier Acquisition and related expenses could also adversely affect our liquidity.
There can be no assurance that we will be able to comply with the financial and other covenants in the Credit Agreement. Our failure to comply with these covenants could cause us to be unable to borrow under the agreement and may constitute an event of default that, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under the agreement, which would require us to pay all amounts outstanding. As of December 31, 2019, we had $1,239.7 million in indebtedness outstanding under the Credit Agreement. The occurrence of an event of default, or the acceleration of indebtedness under the Credit Agreement, could result in an event of default under other indebtedness we have outstanding as a result of cross-acceleration or cross default provisions, which would also entitle the creditors under those instruments to seek remedies, including requiring us to pay all amounts outstanding. There can be no assurance, in light of the B737 MAX grounding and resulting impacts on demand for the aircraft that, absent new debt or equity financing, the Company would have the funds to repay indebtedness that becomes due as a result of acceleration of the maturity in the future. Failure to maintain compliance with these covenants could (absent a further amendment or waiver) have a material adverse effect on our financial position, operations, and solvency, and could adversely affect the market price for our common stock and our ability to obtain financing in the future.
Furthermore, if the B737 MAX production rates are insufficient to generate the cash the Company needs for working capital in the future, the Company may need to access the debt or equity markets for additional liquidity. To the extent the Company is unable to secure such additional liquidity the Company’s operations and financial position could be materially adversely affected. The Company may not be able to obtain new debt or equity financing in light of the significant uncertainty relating to the B737 MAX.
With respect to the Asco Acquisition and Bombardier Acquisition, to the extent the Company does not have sufficient cash to pay the purchase price and is unable to obtain debt or equity financing or negotiate other arrangements, the Company will still be contractually obligated to close the acquisitions as there is no financing contingency in either acquisition. In addition, there may be unforeseen expenses in connection with the integration of the Asco’s and Bombardier’s businesses, and the costs of generating synergies from the acquisitions of the Asco and Bombardier businesses may be higher than expected.
On October 28, 2018, the Board of Directors increased the capacity of its share repurchase program to $1.0 billion. During the three months ended March 28, 2019, the Company repurchased 0.8 million shares of its Common Stock for $75.0 million. As a result, the total authorization amount remaining under the share repurchase program is $925.0 million. Share repurchases are currently on hold pending the outcome of the B737 MAX grounding. The 2020 Amendment imposes additional restrictions on the Company’s ability to repurchase shares. On February 6, 2020, the Company announced that its Board of Directors reduced its quarterly dividend to a penny per share to preserve liquidity until B737 MAX production reaches higher levels. Accordingly, on February 6, 2020, the Board declared a $0.01 per share quarterly cash dividend on the outstanding Common Stock of the Company payable on April 9, 2020 to stockholders of record at the close of business on March 20, 2020. The Board regularly evaluates the Company's capital allocation strategy and dividend policy. Any future determination to continue to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all.
Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2019:

Contractual Obligations(1)(2)	2020	2021	2022	2023	2024	2025 and After	Total

Principal payments on term loan	$22.8	$22.8	$22.8	$371.3	$—	$—	$439.7
Interest on debt(3)	13.9	13.1	12.4	6.3	—	—	$45.7
Long-term bonds	—	300.0	—	300.0	—	1,000.0	$1,600.0
Interest on long-term bonds	66.4	61.0	55.6	49.7	43.7	173.8	$450.2
Revolver	—	—	—	800.0	—	—	$800.0
Interest on revolver(4)	41.1	41.0	41.0	21.7	—	—	$144.8
Non-cancelable financing lease payments	31.4	31.1	27.2	24.1	18.7	36.3	$168.8
Non-cancelable operating lease payments	8.5	7.5	7.1	6.0	5.6	30.3	$65.0
Other(5)	6.1	6.1	5.5	5.7	5.7	84.8	$113.9
Purchase obligations(6)	111.4	8.5	—	—	—	—	$119.9
Total	$301.6	$491.1	$171.6	$1,584.8	$73.7	$1,325.2	$3,948.0
_______________________________________

(1)	Does not include repayment of $231.9 million of B787 advances or deferred revenue credits to Boeing. See Note 13 to the Consolidated Financial Statements, Advance Payments.

(2)
The $5.4 million of unrecognized tax benefit liability for uncertain tax positions has been excluded from this table due to uncertainty involving the ultimate settlement period. See Note 20 to the Consolidated Financial Statements, Income Taxes.

(3)	Interest on our Term Loan was calculated for all years using the three-month LIBOR yield curve as of December 31, 2019 plus applicable margin.

(4)	Interest on our Revolver was calculated for all years using the base rate as of December 31, 2019.

(5)	Includes build to suit asset obligation total of $112.9 million as of December 31, 2019.

(6)	Purchase obligations represent computing, tooling, and property, plant and equipment commitments as of December 31, 2019.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements as of December 31, 2019.
Foreign Operations
We engage in business in various non-U.S. markets. As of December 31, 2019, we have facilities in the U.K., France, and Malaysia, a worldwide supplier base, and a repair center for the European and Middle-Eastern regions. We purchase certain components, assemblies, and materials that we use in our products from foreign suppliers and a portion of our products will be sold directly to foreign customers, including Airbus, or resold to foreign end-users (e.g., foreign airlines and militaries). In addition, we operate an assembly facility in Saint-Nazaire, France to receive and assemble center fuselage frame sections for the A350 XWB commercial aircraft from the facility in Kinston, North Carolina before they are shipped to Airbus.
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
For the twelve months ended December 31, 2019, our net revenues from direct sales to non-U.S. customers were approximately $1,296.8 million, or 16% of total net revenues for the same period. For the twelve months ended December 31, 2018, our net revenues from direct sales to non-U.S. customers were approximately $1,254.9 million, or 17% of total net revenues for the same period. For the twelve months ended December 31, 2017, our net revenues from direct sales to non-U.S. customers were approximately $1,260.1 million, or 18% of total net revenues for the same period.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include credit risks, commodity price, availability risks, interest rate risks, and foreign exchange risks.
Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, the funds in which our pension assets are invested, trade accounts receivable, and unbilled receivables included in contract assets.
Accounts receivable includes amounts billed and currently due from customers. Contract assets include amounts due from customers for performance obligations that have been satisfied but for which amounts have not been billed. These amounts include particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending dispute resolution. For the twelve months ended December 31, 2019, approximately 79% of our net revenues were from sales to Boeing. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While we cannot guarantee that we will continue to experience the same credit loss rates in the future, such credit losses have historically not been material. For this reason, we believe that our exposure to this credit risk is not material.
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
Interest Rate Risks
As of December 31, 2019, under our 2018 Credit Agreement, we had $1,239.7 million of variable rate debt outstanding consisting of the term loan bearing interest that varies with one month LIBOR, and the revolver bearing interest based on the prime rate as publicly announced by Bank of America. Additionally, as of December 31, 2019, we had $300 million outstanding of Floating Rate Notes bearing interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant.

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps, using Level 2 inputs, was a liability of $0.1 million as of December 31, 2019 and an asset of $2.2 million as of December 31, 2018. The Company recorded a loss related to swap activity of $2.3 million and a gain of $1.4 million to Other (expense) income, net in the Consolidated Statement of Operations for the twelve months ended December 31, 2019 and 2018, respectively.

During the third quarter of 2019 the Company entered into two interest rate swap agreements with a combined notional value of $450.0 million. These derivatives have been designated as cash flow hedges by the Company. The fair value of these hedges was a liability of $0.8 million as of December 31, 2019. Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income (“AOCI”) and recorded in earnings in the period in which the hedged transaction occurs. For the twelve months ended December 31, 2019, the Company recorded a net loss in AOCI of $0.8 million. Within the next 12 months, the Company expects to recognize $0.3 million in earnings related to these hedged contracts. As of December 31, 2019, the maximum term of hedged forecasted transactions was 3 years.

Assuming other variables remain constant, including levels of indebtedness, a 1% increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $11.1 million.
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
In accordance with FASB authoritative guidance, the intercompany revolving credit facility with our U.K. subsidiary is exposed to fluctuations in foreign exchange rates. The intercompany revolving credit facility did not have an outstanding balance as of December 31, 2019. The fluctuation in rates for 2019 resulted in a loss of $0 million reflected in other income/expense. We do not believe that the exposure to foreign currency risk is material for the intercompany revolving credit facility.
In advance of the planned purchase of Asco, we entered into a foreign currency forward contract during the second and third quarter of 2018. The objective of these contracts is to minimize the impact of currency exchange rate movements on the Company's cash flows, however the Company has not designated these forward contracts as a hedge and has not applied hedge accounting to them. During the second quarter of 2018, the Company entered into a foreign currency forward contract in the amount of $580.0 million; this foreign currency forward contract was net settled in the third quarter of 2018 and a new contract was entered during the fourth quarter in the amount of $568.3 million; this contract was net settled and a third contract was entered into with a settlement date in the first quarter of 2019 in the amount of $547.7 million. The third contract was net settled at the end of the first quarter of 2019 and a fourth contract was entered into in the amount of $542.1 million and settled early in the second quarter of 2019. There is no exposure remaining to this foreign currency forward contract activity, as there is no remaining asset or liability as of December 31, 2019 related to the foreign currency forward contract. The Company recorded a net loss related to foreign currency forward contract activity of $16.7 million for the year ended December 31, 2019.

Item 8.    Financial Statements and Supplementary Data
SPIRIT AEROSYSTEMS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit AeroSystems Holdings, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an adverse opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for lease recognition in 2019 due to the adoption of ASU No. 2016-02, Leases.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition for over time contracts

Description of the Matter
As more fully described in Note 3 of the consolidated financial statements, significant estimates and assumptions are made to account for the revenue earned through the satisfaction of performance obligations from long-term supply agreements. For performance obligations that are satisfied over time, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. During 2019, revenue from over time contracts accounted for approximately $5,964 million of the Company’s $7,863 million revenues.
Auditing the Company’s estimate-at-completion process used in their revenue recognition process is complex due to the judgment involved in evaluating the assumptions made by management to forecast the estimated cost to complete individual accounting contracts. For example, total cost estimates to satisfy the performance obligations reflect management’s assumptions about future labor and overhead efficiencies, program progress on various initiatives and program performance. Changes in those assumptions can have a material effect on the previously recognized revenue. These adjustments are recorded as cumulative catch-up adjustments. Additionally, as described in Management’s Report on Internal Control Over Financial Reporting, the Company identified a material weakness in their internal control over financial reporting associated with the estimate-at-completion process, including instances of non-compliance with the Company’s policies and controls, which required significant changes to the nature and extent of effort in the performance of our procedures.

How We Addressed the Matter in Our Audit
We performed audit procedures that included, among others, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in management's estimate-at-completion analysis. Specifically, for cost estimates, we (1) inspected contracts and related modifications with the Company’s customers and significant suppliers, (2) inspected the results of the Company's retrospective review analysis of actual costs compared to costs estimated at completion, (3) inquired of contract management, program management and supplier management to evaluate the basis of assumptions used in the estimate at completion and to assess whether all contracts were provided for accounting analysis, and (4) inspected source documentation for customer and supplier claims. We also involved our specialists to perform an independent estimate-at-completion for certain programs and performed sensitivity analyses to determine the effect of changes in assumptions.
In response to the material weakness in the Company’s internal controls, we (1) expanded the number of programs tested using a mix of the procedures listed above, (2) expanded the number of individuals that we inquired of and obtained letters of representation from these individuals as to the completeness of items evaluated in the Company’s estimates at completion and (3) sought confirmations from the Company’s key customers to test the completeness of the accounting records relating to contingent liabilities in this area. Additionally, we involved our forensic professionals to assist us in testing the completeness of the identified instances of non-compliance with the Company’s policies and controls and of the contingent liabilities recorded in the Company’s financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Wichita, Kansas
February 28, 2020

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	($ in millions, except per share data)
Net revenues	$7,863.1	$7,222.0	$6,983.0
Operating costs and expenses
Cost of sales	6,786.4	6,135.9	6,195.3
Selling, general and administrative	261.4	210.4	204.7
Impact of severe weather event	—	(10.0)	19.9
Research and development	54.5	42.5	31.2
Total operating costs and expenses	7,102.3	6,378.8	6,451.1
Operating income	760.8	843.2	531.9
Interest expense and financing fee amortization	(91.9)	(80.0)	(41.7)
Other (expense) income, net	(5.8)	(7.0)	44.4
Income before income taxes and equity in net income of affiliates	663.1	756.2	534.6
Income tax provision	(132.8)	(139.8)	(180.0)
Income before equity in net income of affiliates	530.3	616.4	354.6
Equity in net income of affiliates	(0.2)	0.6	0.3
Net income	$530.1	$617.0	$354.9
Earnings per share
Basic	$5.11	$5.71	$3.04
Diluted	$5.06	$5.65	$3.01
Dividends declared per common share	$0.48	$0.46	$0.40

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Comprehensive Income

	For the Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	($ in millions)
Net income	$530.1	$617.0	$354.9
Other comprehensive income (loss), net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of ($21.9), $12.7, and ($6.0), respectively	71.7	(41.0)	19.8
Unrealized foreign exchange income (loss) on intercompany loan, net of tax effect of $2.1, $0.8, and ($1.2), respectively	4.3	(3.2)	4.9
Unrealized loss on interest rate swaps, net of tax effect of $0.2	(0.6)	—	—
Foreign currency translation adjustments	20.3	(23.9)	33.7
Total other comprehensive income (loss), net of tax	95.7	(68.1)	58.4
Total comprehensive income	$625.8	$548.9	$413.3

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
	($ in millions)
Assets
Cash and cash equivalents	$2,350.5	$773.6
Restricted cash	0.3	0.3
Accounts receivable, net	546.4	545.1
Contract assets, short-term	528.3	469.4
Inventory, net	1,118.8	1,012.6
Other current assets	98.7	48.3
Total current assets	4,643.0	2,849.3
Property, plant and equipment, net	2,271.7	2,167.6
Right of use assets	48.9	—
Contract assets, long-term	6.4	54.1
Pension assets	449.1	326.7
Deferred income taxes	106.5	205.0
Other assets	80.4	83.2
Total assets	$7,606.0	$5,685.9
Liabilities
Accounts payable	$1,058.3	$902.6
Accrued expenses	240.2	313.1
Profit sharing	84.5	68.3
Current portion of long-term debt	50.2	31.4
Operating lease liabilities, short-term	6.0	—
Advance payments, short-term	21.6	2.2
Contract liabilities, short-term	158.3	157.9
Forward loss provision, short-term	83.9	12.4
Deferred revenue and other deferred credits, short-term	14.8	20.0
Deferred grant income liability — current	3.6	16.0
Other current liabilities	39.3	58.2
Total current liabilities	1,760.7	1,582.1
Long-term debt	2,984.1	1,864.0
Operating lease liabilities, long-term	43.0	—
Advance payments, long-term	333.3	231.9
Pension/OPEB obligation	35.7	34.6
Contract Liabilities, long-term	356.3	369.8
Forward loss provision, long-term	163.5	170.6
Deferred revenue and other deferred credits, long-term	34.4	31.2
Deferred grant income liability — non-current	29.0	28.0
Deferred income taxes	8.3	0.8
Other non-current liabilities	95.8	134.8
Stockholders’ Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 104,882,379 and 105,461,817 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,125.0	1,100.9
Accumulated other comprehensive loss	(109.2)	(196.6)
Retained earnings	3,201.3	2,713.2
Treasury stock, at cost (41,523,470 and 40,719,438 shares, respectively)	(2,456.8)	(2,381.0)
Total stockholders' equity	1,761.4	1,237.6
Noncontrolling interest	0.5	0.5
Total equity	1,761.9	1,238.1
Total liabilities and equity	$7,606.0	$5,685.9
 See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2016	121,642,556	$1.2	$1,078.9	$(1,078.8)	$(186.9)	$2,113.9	$1,928.3
Net income	—	—	—	—	—	354.9	354.9
Dividends declared	—	—	—	—	—	(46.4)	(46.4)
Employee equity awards	667,845	—	22.1	—	—	—	22.1
Stock forfeitures	(92,482)	—	—	—	—	—	—
Net shares settled	(250,066)	—	(14.2)	—	—	—	(14.2)
SERP shares issued	11,369	—	—	—	—	—	—
Treasury shares	(7,531,617)	(0.1)	0.1	(502.1)	—	—	(502.1)
Other comprehensive income	—	—	—	—	58.4	—	58.4
Balance — December 31, 2017	114,447,605	$1.1	$1,086.9	$(1,580.9)	$(128.5)	$2,422.4	$1,801.0
Net income	—	—	—	—	—	617.0	617.0
Adoption of ASC 606	—	—	—	—	—	(277.0)	(277.0)
Dividends declared	—	—	—	—	—	(49.2)	(49.2)
Employee equity awards	466,719	—	27.4	—	—	—	27.4
Stock forfeitures	(47,962)	—	—	—	—	—	—
Net shares settled	(177,812)	—	(15.6)	—	—	—	(15.6)
ESPP shares issued	24,996	—	2.1	—	—	—	2.1
Treasury shares	(9,251,729)	—	0.1	(800.1)	—	—	(800.0)
Other comprehensive loss	—	—	—	—	(68.1)	—	(68.1)
Balance — December 31, 2018	105,461,817	$1.1	$1,100.9	$(2,381.0)	$(196.6)	$2,713.2	$1,237.6
Net income	—	—	—	—	—	530.1	530.1
Adoption of ASC 2018-02	—	—	—	—	(8.3)	8.3	—
Dividends declared	—	$—	$—	$—	$—	$(50.3)	(50.3)
Employee equity awards	448,594	$—	$34.4	$—	$—	$—	34.4
Stock forfeitures	(125,055)	$—	$—	$—	$—	$—	—
Net shares settled	(137,500)	$—	$(12.9)	$—	$—	$—	(12.9)
ESPP shares issued	32,341	$—	$2.6	$—	$—	$—	2.6
SERP shares issued	6,214	$—	$—	$—	$—	$—	—
Treasury shares	(804,032)	$—	$—	$(75.8)	$—	$—	(75.8)
Other comprehensive income	—	$—	$—	$—	$95.7	$—	95.7
Balance — December 31, 2019	104,882,379	$1.1	$1,125.0	$(2,456.8)	$(109.2)	$3,201.3	$1,761.4

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	($ in millions)
Operating activities
Net income	$530.1	$617.0	$354.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	251.6	230.6	214.1
Amortization expense	0.1	0.4	0.2
Amortization of deferred financing fees	3.5	17.9	3.4
Accretion of customer supply agreement	4.3	4.1	2.6
Employee stock compensation expense	36.1	27.4	22.1
Loss (gain) from derivative instruments	8.1	(7.2)	(0.9)
Loss (gain) from foreign currency transactions	1.6	(0.3)	(8.1)
Loss on impairment and disposition of assets	4.9	1.8	9.5
Deferred taxes	86.1	(38.0)	52.4
Pension and other post-retirement benefits, net	(20.0)	(33.4)	(34.7)
Grant liability amortization	(16.2)	(21.6)	(19.0)
Equity in net income of affiliates	0.2	(0.6)	(0.3)
Forward loss provision	40.7	(170.9)	—
Changes in assets and liabilities
Accounts receivable, net	12.8	(47.9)	(48.5)
Inventory, net	(95.4)	(61.3)	319.6
Contract assets	(5.2)	(8.5)	—
Accounts payable and accrued liabilities	34.6	244.5	160.3
Profit sharing/deferred compensation	16.0	(40.9)	7.6
Advance payments	120.8	(98.3)	(209.6)
Income taxes receivable/payable	(59.6)	(28.4)	25.7
Contract liabilities	(13.0)	208.3	—
Deferred revenue and other deferred credits	6.2	16.9	(231.2)
Other	(25.6)	(41.7)	(46.4)
Net cash provided by operating activities	922.7	769.9	573.7
Investing activities
Purchase of property, plant and equipment	(232.2)	(271.2)	(273.1)
Proceeds from sale of assets	0.2	3.4	0.4
Equity in net assets of affiliates	(7.9)	—	—
Other	—	—	(0.1)
Net cash used in investing activities	(239.9)	(267.8)	(272.8)
Financing activities
Proceeds from issuance of debt	250.0	1,300.0	—
Proceeds from revolving credit facility	900.0	—	—
Principal payments of debt	(13.4)	(6.7)	(2.8)
Payments on term loan	(16.6)	(256.3)	(25.0)
Payments on revolving credit facility	(100.0)	—	—
Payments on bonds	—	(300.0)	—
Taxes paid related to net share settlement awards	(12.9)	(15.6)	(14.2)
Proceeds from issuance of ESPP stock	2.6	2.1	—
Debt issuance and financing costs	—	(23.2)	(0.9)
Proceeds from financing under the New Markets Tax Credit Program	—	—	7.6
Purchase of treasury stock	(75.8)	(805.8)	(496.3)
Dividends paid	(50.4)	(48.0)	(47.1)
Other	0.9	—	—
Net cash provided by (used in) financing activities	884.4	(153.5)	(578.7)
Effect of exchange rate changes on cash and cash equivalents	5.9	—	5.6
Net increase (decrease) in cash, cash equivalents, and restricted cash for the period	1,573.1	348.6	(272.2)
Cash, cash equivalents, and restricted cash, beginning of period	794.1	445.5	717.7
Cash, cash equivalents, and restricted cash, end of period	$2,367.2	$794.1	$445.5
Supplemental information
Interest paid	$93.2	$70.4	$43.6
Income taxes paid	$105.0	$202.3	$101.9
Property acquired through finance leases	$120.3	$26.8	$29.3

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:	For the Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	($ in millions)
Cash and cash equivalents, beginning of the period	$773.6	$423.3	$697.7
Restricted cash, short-term, beginning of the period	0.3	2.2	—
Restricted cash, long-term, beginning of the period	20.2	20.0	20.0
Cash, cash equivalents, and restricted cash, beginning of the period	$794.1	$445.5	$717.7

Cash and cash equivalents, end of the period	$2,350.5	$773.6	$423.3
Restricted cash, short-term, end of the period	0.3	0.3	2.2
Restricted cash, long-term, end of the period	16.4	20.2	20.0
Cash, cash equivalents, and restricted cash, end of the period	$2,367.2	$794.1	$445.5

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

2.  Adoption of New Accounting Standards
Adoption of ASU 2016-02

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018. The Company adopted ASU 2016-02 and related updates as of January 1, 2019 using the modified retrospective transition approach, with the cumulative effect of the initial application recognized at the date of adoption. Under this effective date method, financial results reported prior to the first quarter of 2019 are unchanged. The Company also chose to adopt the package of practical expedients.

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

Adoption of ASU 2018-02

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to TCJA from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As a result of the adoption of ASU 2018-02 in the first quarter of 2019, the Company reclassified $8.3 from accumulated other comprehensive income into retained earnings on the condensed consolidated balance sheet.

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
After conducting the appropriate accounting processes with respect to the potential contingent liabilities, the Company concluded that it should have recorded an incremental contingent liability of less than $8.0 for the three-month and nine-month period ending September 26, 2019. We do not believe this amount is material, either quantitatively or qualitatively, to our consolidated financial statements as of and for the three-month period ending September 26, 2019.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The Company’s U.K. subsidiary uses local currency, the British pound, as its functional currency; the Malaysian subsidiary uses the British pound and the Singapore subsidiary uses the Singapore dollar. All other foreign subsidiaries and branches use the U.S. dollar as their functional currency. As part of the monthly consolidation process, the functional currencies of the Company’s international subsidiaries are translated to U.S. dollars using the end-of-month translation rate for assets and liabilities and average period currency translation rates for revenue and income accounts.
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

The Company regularly commences work and incorporates customer-directed changes prior to negotiating pricing terms for engineering work, product modifications, and other statements of work. The Company's contractual terms typically provide for price negotiations after certain customer-directed changes have been accepted by the Company. Prices are estimated until they are contractually agreed upon with the customer. When a contract is modified, the Company evaluates whether additional distinct products and services have been promised at standalone selling prices, in which case the modification is treated as a separate contract. If not, depending on whether the remaining performance obligations are distinct from the goods or services transferred on or before the modification, the modification is either treated prospectively as if it were a termination of the existing contract and the creation of a new contract, treated as if it were a part of the existing contract, or treated as some combination.

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

Revenue is recognized when, or as, control of promised products or services transfers to a customer and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. Revenue is recognized over time as work progresses when the Company is entitled to the reimbursement of costs plus a reasonable profit for work performed for which the Company has no alternate use. For these performance obligations that are satisfied over time, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. The Company believes that costs incurred as a portion of total estimated costs is an appropriate measure of progress towards satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort. When we experience abnormal production costs such as excess capacity costs the Company will expense the costs in the period incurred separately from the costs incurred for satisfaction of the performance obligations under our contracts with customers.

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

The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. The Company’s current contracts do not include any significant financing components because the timing of the transfer of the underlying products and services under contract are at the customers’ discretion. Additionally, the Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. The Company's contracts with customers generally require payment under normal commercial terms after delivery. Payment terms are typically within 30 to 120 days of

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

delivery. The total transaction price is allocated to each of the identified performance obligations using the relative standalone selling price to reflect the amount the Company expects to be entitled for transferring the promised products and services to the customer. A majority of the Company’s agreements with customers include options for future purchases. For the purposes of allocating transaction price, the Company assesses, based upon the facts and circumstances of the business arrangement, the amount and likelihood of options to be exercised that may result in deferral of revenue to future contracts and options. Deferred revenues are recognized as, or when, the underlying future performance obligations are satisfied.

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
Adoption of New Revenue Standard
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that superseded ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts (“legacy GAAP”).  Subsequently, the FASB issued several updates to ASU 2014-09, which are codified in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”).  ASC 606 also included new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40 (“ASC 340-40”). The Company adopted ASC 606 using the modified retrospective method (“method”) effective as of January 1, 2018 (“date of initial application”).  Under this method, the cumulative effect of the adoption of ASC 606 was recognized as an adjustment to retained earnings on the date of initial application (“Transition Adjustment”), and the comparative financial statements for prior periods were not adjusted and continue to be reported under legacy GAAP.  The Transition Adjustment was an after tax decrease to retained earnings of approximately $277.0. Financial information for 2019 and 2018 is presented under ASC 606 and financial information for 2017 is presented under legacy GAAP.
The adoption of ASC 606 did not impact the Company's cash flows or the underlying economics of the Company's contracts with customers.  However, the pattern and timing of revenue and profit recognition, as well as financial statement presentation and disclosures, has changed.

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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled receivables are recorded on the balance sheet as contract assets, as per ASC 606 guidance. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables. Account balances are charged off against the allowance after the potential for recovery is considered remote. See Note 6, Accounts Receivable, net, for more information.
The Company has two agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to a third party financial institution. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and continue to allow Spirit to monetize prior to the payment date for the receivables, subject to payment of a discount. No guarantees are delivered under the agreements. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Company's balance sheet. For additional information on the sale of receivables see Note 6, Accounts Receivable, net.
Inventory
Raw materials are stated at lower of cost (principally on an actual or average cost basis) or net realizable value. Production costs for contracts, including costs expected to be recovered on specific anticipated contracts (work that has commenced because the Company expects the customer to exercise options), are classified as work-in-process and include direct material, labor, overhead, and purchases. When we experience abnormal production costs such as excess capacity costs the Company will expense the costs in the period incurred excluded from inventoriable costs. Typically, anticipated contracts materialize and the related performance obligations are satisfied within 6-12 months. Revenue and related cost of sales are recognized as the performance obligations are satisfied. These costs are evaluated for impairment periodically and capitalized costs for which anticipated contracts do not materialize are written off in the period in which it becomes known. Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by evaluating inventory of individual raw materials and parts against both historical usage rates and forecasted production requirements. See Note 9, Inventory.

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
Impairment or Disposal of Long-Lived Assets and Goodwill
Spirit reviews capital and amortization of intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the recorded amount may not be recoverable. Under the standard, assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the recorded amount of the asset that is held for use exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the recorded amount exceeds the fair value less cost to sell. The Company performs an annual impairment test for goodwill in the fourth quarter of each year, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below current value.
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
Fair Value of Financial Instruments
Financial instruments are measured in accordance with FASB authoritative guidance related to fair value measurements. This guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

on the inputs used to measure fair value, and expands disclosures about fair value measurements. See Note 14, Fair Value Measurements.
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
We record an income tax expense or benefit based on the income earned or loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for the uncertainty in income taxes. The final tax outcome for these matters may be different than management's original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. We use the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense. See Note 20, Income Taxes, for further discussion.
Stock-Based Compensation and Other Share-Based Payments
Many of the Company’s employees are participants in various stock compensation plans. The expense attributable to the Company’s employees is recognized over the period the amounts are earned and vested, as described in Note 19, Stock Compensation. The expense includes an estimate of expected forfeitures, based on historical forfeiture trends.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management's estimates of current expected credit losses. ASU 2016-13 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2019. Early adoption is permitted after fiscal years beginning December 15, 2018. The Company is planning the adoption of ASC 326 effective January 1, 2020, by means of the required cumulative-effect adjustment to the opening retained earnings as of that date. The Company has assessed the scope, approach, and processes required for implementation of the new standard. The Company expects that ASU 2016-13 will be primarily applicable to trade receivables (“AR”) and Contract Assets recorded on our consolidated financial statements. The Company does not expect a material impact of adopting this guidance on our consolidated financial statements, other than incorporating the required changes to our existing presentation and disclosures, which will impact the information reported in our financial statements.

5.     Changes in Estimates
The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts (and options if applicable), and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts (and options, if any) and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications. For 2017, the changes in estimates apply to contract blocks under legacy GAAP under the units-of-delivery method. For 2019 and 2018, cumulative catch-up adjustments are primarily related to changes in the estimated margin of contracts with performance obligations that are satisfied over time.

Changes in estimates are summarized below:

Changes in Estimates	December 31, 2019	December 31, 2018	December 31, 2017
(Unfavorable) Favorable Cumulative Catch-up Adjustments by Segment
Fuselage	(1.3)	(5.3)	4.0
Propulsion	(1.2)	(0.2)	3.8
Wing	0.5	1.7	23.4
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	(2.0)	(3.8)	31.2

(Forward Loss) and Changes in Estimates on Loss Programs by Segment
Fuselage	(37.9)	3.4	(223.2)
Propulsion	(15.1)	(0.7)	(40.2)
Wing	(10.5)	1.2	(63.9)
Total (Forward Loss) and Change in Estimate on Loss Program	(63.5)	3.9	(327.3)

Total Change in Estimate	(65.5)	0.1	(296.1)
EPS Impact (diluted per share based on statutory rates)	(0.50)	0.00	(1.58)

2019 Changes in Estimates
During the twelve months ended December 31, 2019, we recognized net forward loss charges of $65.5 primarily driven by the production rate change on B787 from 14 aircraft per month to 10 aircraft per month.

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

On September 22, 2017, Boeing and Spirit completed their negotiation of such definitive documentation and entered into Amendment 30 to the long-term supply agreement covering products for Boeing’s B737, B747, B767, and B777 commercial aircraft programs (“Sustaining Amendment #30”) and Amendment 25 to the long-term supply agreement covering products for Boeing's B787 commercial aircraft program (the “787 Amendment #25” and, together with the Sustaining Amendment #30, the “Definitive Documentation”) generally established pricing terms for the B737, B747, B767, and B777 models (excluding the B777X) through December 31, 2022 (with certain limited exceptions), and for the B787-8, -9, and -10 models through line unit 1405.

In the second quarter of 2017, in connection with the 2017 MOU, the Company formally extended the current contract block ending at line unit 1003 to line unit 1300 and established a planning block from line units 1301 to 1405. Based on cost updates, contract block extension, and planning block addition, the Company updated its estimated contract costs and revenue for the B787 program. As a result, the Company recorded a second quarter 2017 forward loss of $352.8 on its B787 program. In the fourth quarter of 2017, favorable cost initiatives and benefits from absorption of fixed costs due to announced rate increases, resulted in a favorable change in estimate on the B787 program of $41.1.

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
Accounts receivable, net consists of the following:

	December 31, 2019	December 31, 2018
Trade receivables	$515.2	$527.9
Other	32.6	17.9
Less: allowance for doubtful accounts	(1.4)	(0.7)
Accounts receivable, net	$546.4	$545.1
_______________________________________
The Company has two agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to a third party financial institution. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and continue to allow Spirit to monetize prior to the payment date for the receivables, subject to payment of a discount. No guarantees are delivered under the agreements. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being derecognized from the Company's balance sheet.
During 2019, $6,064.6 of accounts receivable have been sold via this arrangement. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is $24.7 for the year ended December 31, 2019 and is included in Other (expense) income. See Note 23, Other (Expense) Income, net.

7.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those for which performance obligations have been fully satisfied and billing is expected within 12 months of contract origination and contract assets, long-term are fully satisfied obligations that are expected to be billed in more than 12 months. No impairments to contract assets were recorded for the period ended December 31, 2019.

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

	December 21, 2018	December 31, 2019	Change
Contract assets	$523.5	$534.7	$11.2
Contract liabilities	(527.7)	(514.6)	13.1
Net contract assets (liabilities)	$(4.2)	$20.1	$24.3

The increase in contract assets reflects the net impact of additional revenue recognized in excess of billed revenues during the period. The decrease in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the period ended December 31, 2019, the Company recognized $139.0 of revenue that was included in the contract liability balance at the beginning of the period.

8.  Revenue Disaggregation and Outstanding Performance Obligations

Disaggregation of Revenue
The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time. Additionally, the Company disaggregates revenue based upon the location where products and services are transferred to the customer, and based upon major customer. The Company’s principal operating segments and related revenue are noted in Note 26, Segment and Geographical Information.

The following table disaggregates revenues by the method of performance obligation satisfaction:

	For the Twelve Months Ended
Revenue	December 31, 2019	December 31, 2018
Contracts with performance obligations satisfied over time	$5,963.5	$5,628.5
Contracts with performance obligations satisfied at a point in time	1,899.6	1,593.5
Total Revenue	$7,863.1	$7,222.0

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table disaggregates revenue by major customer:

	For the Twelve Months Ended
Customer	December 31, 2019	December 31, 2018
Boeing	$6,237.2	$5,677.7
Airbus	1,250.6	1,180.8
Other	375.3	363.5
Total net revenues	$7,863.1	$7,222.0

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

	For the Twelve Months Ended
Location	December 31, 2019	December 31, 2018
United States	$6,566.3	$5,967.1
International
United Kingdom	771.9	763.3
Other	524.9	491.6
Total International	1,296.8	1,254.9
Total Revenue	$7,863.1	$7,222.0

Remaining Performance Obligations

Unsatisfied, or partially unsatisfied, performance obligations currently under contract that are expected to be recognized to revenue in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	2020	2021	2022	2023 and After
Unsatisfied performance obligations	$3,777.2	$4,645.0	$4,686.1	$2,829.2

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	December 31, 2019	December 31, 2018
Raw materials	$253.1	$240.4
Work-in-process(1)	822.8	727.8
Finished goods	14.5	7.1
Product inventory	1,090.4	975.3
Capitalized pre-production	28.4	37.3
Total inventory, net	$1,118.8	$1,012.6

_______________________________________
Product inventory, summarized in the table above, is shown net of valuation reserves of $39.0 and $55.2 as of December 31, 2019 and December 31, 2018, respectively.

(1)
For the period ended December 31, 2019, work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time, as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the period ended December 31, 2019, and December 31, 2018, work-in-process inventory includes $157.2 and $151.6, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

10.     Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	December 31, 2019	December 31, 2018
Land	$15.9	$15.0
Buildings (including improvements)	924.0	822.7
Machinery and equipment	1,941.5	1,697.0
Tooling	1,047.4	1,032.3
Capitalized software	277.8	269.2
Construction-in-progress	192.8	227.8
Total	4,399.4	4,064.0
Less: accumulated depreciation	(2,127.7)	(1,896.4)
Property, plant and equipment, net	$2,271.7	$2,167.6

Capitalized interest was $6.5 and $6.7 for the twelve months ended December 31, 2019 and 2018, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $142.2, $136.2, and $130.0 for the twelve months ended December 31, 2019, 2018 and 2017, respectively.
The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software. Depreciation expense related to capitalized software was $17.7, $16.7, and $19.2 for the twelve months ended December 31, 2019, 2018, and 2017, respectively.
The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluated its long-lived assets at its locations and determined that an impairment of $3.8 and $1.9 primarily related to unused machinery, was necessary for the twelve months ended December 31, 2019 and 2018 respectively. For the twelve months ended December 31, 2017 an impairment of $8.2 was recorded, primarily related to abandoned construction-in-progress. The Company records impairments related to property, plant and equipment to costs of sales on the statement of operations.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

11. Leases
The Company determines if an arrangement is a lease at the inception of a signed agreement. Operating leases are included in ROU assets (long-term), short-term operating lease liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. Finance leases are included in Property, Plant and Equipment, current portion of long-term debt, and long-term debt.
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
For the twelve months ended December 31, 2019, total net lease cost was $25.1. This was comprised of $9.0 of operating lease costs, $13.1 amortization of assets related to finance leases, and $3.0 interest on finance lease liabilities.

Supplemental cash flow information related to leases was as follows:

For the Twelve Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.9
Operating cash flows from finance leases	$3.0
Financing cash flows from finance leases	$12.1

ROU assets obtained in exchange for lease obligations:
Operating leases	$2.3
Finance leases	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Supplemental balance sheet information related to leases:

December 31, 2019
Finance leases:
Property and equipment, gross	$165.5
Accumulated amortization	(23.5)
Property and equipment, net	$142.0

The weighted average remaining lease term as of December 31, 2019 for operating and finance leases was 10.2 years and 6.5 years, respectively. The weighted average discount rate as of December 31, 2019 for operating and finance leases was 5.6% and 4.3%, respectively. See Note 16, Debt, for current and non-current finance lease obligations.

As of December 31, 2019, remaining maturities of lease liabilities were as follows:

	2020	2021	2022	2023	2024	2025 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$8.5	$7.5	$7.1	$6.0	$5.6	$30.3	$65.0	$(16.0)	$49.0
Financing Leases	$31.4	$31.1	$27.2	$24.1	$18.7	$36.3	$168.8	$(21.7)	$147.1

As of December 31, 2019, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $2.6 and $59.8 for manufacturing equipment and facilities which are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 7 years. The Company's involvement in the construction and design process for these assets is generally limited to project management.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

12.     Other Assets
Other assets are summarized as follows:

	December 31, 2019	December 31, 2018
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	2.8	6.2
Total intangible assets	4.8	8.2
Less: Accumulated amortization-patents	(1.9)	(1.9)
Accumulated amortization-favorable leasehold interest	(1.7)	(4.9)
Intangible assets, net	1.2	1.4
Deferred financing
Deferred financing costs	41.7	41.7
Less: Accumulated amortization-deferred financing costs	(36.9)	(35.6)
Deferred financing costs, net	4.8	6.1
Other
Goodwill — Europe	2.4	2.4
Equity in net assets of affiliates	7.7	—
Supply agreement(1)	11.5	14.6
Restricted cash	16.4	20.2
Other	36.4	38.5
Total	$80.4	$83.2

_______________________________________

(1)	Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

13.   Advance Payments
Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Special Business Provisions and General Terms Agreement (collectively, the "B787 Supply Agreement"), that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were originally scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments that otherwise would have become due during such twelve-month period were to offset the purchase price for shipsets 1001 through 1120. On December 21, 2018, the Company signed the 2018 MOA with Boeing that again suspended the advance repayments beginning with line unit 818. The advance repayments will resume at a lower rate of $0.45 per shipset at line number 1135 and continue through line number 1605.

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of December 31, 2019, the amount of advance payments received by us from Boeing and not yet repaid was approximately $231.9.

Advances on the B737 Program.  On April 12, 2019, Boeing and the Company executed a Memorandum of Agreement (the "MOA") relating to Spirit's production of aircraft with respect to the B737 program. In an effort to minimize the disruption to Spirit's operations and its supply chain, the Company received an advance payment from Boeing in the amount of $123.0, during the third quarter of 2019. On February 6, 2020, Boeing and Spirit entered into a Memorandum of Agreement (the “2020 MOA”) that included terms and conditions for the advance repayment that will occur over 2022 shipset deliveries.

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

The Company’s long-term debt includes a senior unsecured term loan, an unsecured revolver, and senior unsecured notes.  The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	December 31, 2019			December 31, 2018
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior unsecured term loan A (including current portion)	$438.5	$440.1	(2)	$204.7	$197.8	(2)
Revolver	800.0	800.0	(2)	—	—
Floating Rate Notes	299.1	298.4	(1)	298.5	292.9	(1)
Senior unsecured notes due 2023	298.3	307.2	(1)	297.9	297.5	(1)
Senior unsecured notes due 2026	297.8	305.6	(1)	297.5	274.5	(1)
Senior unsecured notes due 2028	694.1	734.4	(1)	693.5	663.0	(1)
Total	$2,827.8	$2,885.7		$1,792.1	$1,725.7

_______________________________________

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

15.   Derivative and Hedging Activities
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The Company has historically entered into derivative instruments covered by master netting arrangements whereby, in the event of a default as defined by the 2018 Credit Agreement (as defined below) or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement. See Note 16, Debt, for more information.

Derivatives Not Accounted for as Hedges

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps, using Level 2 inputs, was a liability of $0.1 as of December 31, 2019 and an asset of $2.2 as of December 31, 2018. The Company recorded a loss related to swap activity of $2.3 and a gain of $1.4 to Other (expense) income, net in the Consolidated Statement of Operations for the twelve months ended December 31, 2019 and 2018, respectively.
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
To minimize the risk of currency exchange rate movements on the Company’s cash flows, the Company entered into foreign currency forward contracts; however the Company has not designated these forward contracts as a hedge and has not applied hedge accounting to them. During the second quarter of 2018, to reduce the Euro exchange rate exposure of the purchase of Asco, the Company entered into a foreign currency forward contract in the amount of $580.0; this foreign currency forward contract was net settled in the third quarter of 2018 and a new contract was entered into in the amount of $568.3; this contract was net settled and a third contract was entered into with a settlement date in the first quarter of 2019 in the amount of $547.7. The third contract was net settled at the end of the first quarter of 2019 and a fourth contract was entered into in the amount of $542.1; this contract was net settled early in the second quarter of 2019 and a fifth contract was entered into and also net settled early in the second quarter of 2019 in the amount of $537.6. There are no foreign currency forward contracts outstanding as of December 31, 2019. The Company recorded a net loss related to foreign currency forward contract activity of $16.7 for the year ended December 31, 2019.

Derivatives Accounted for as Hedges

Cash Flow Hedges

During the third quarter of 2019 the Company entered into two interest rate swap agreements with a combined notional value of $450.0. These derivatives have been designated as cash flow hedges by the Company. The fair value of these hedges was a liability of $0.8 as of December 31, 2019.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income (“AOCI”) and recorded in earnings in the period in which the hedged transaction occurs. For the twelve months ended December 31, 2019, the Company recorded a net loss in AOCI of $0.8. For the twelve months ended December 31, 2019, $0.1 of income was reclassified from AOCI to earnings. Within the next 12 months, the Company expects to recognize $0.3 in earnings related to these hedged contracts. As of December 31, 2019, the maximum term of hedged forecasted transactions was 3 years.

16.   Debt
Total debt shown on the balance sheet is comprised of the following:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	December 31, 2019		December 31, 2018
	Current	Noncurrent	Current	Noncurrent
Senior unsecured term loan A	$22.8	$415.7	$22.7	$182.0
Revolver	—	800.0	—	—
Floating Rate Notes		299.1	—	298.5
Senior notes due 2023		298.3	—	297.9
Senior notes due 2026		297.8	—	297.5
Senior notes due 2028		694.1	—	693.5
Present value of finance lease obligations	25.8	121.3	7.1	35.3
Other	1.6	57.8	1.6	59.3
Total	$50.2	$2,984.1	$31.4	$1,864.0

2018 Credit Agreement
On July 12, 2018, the Company entered into a $1,256.0 senior unsecured Second Amended and Restated Credit Agreement among Spirit, as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the “2018 Credit Agreement”), consisting of an $800.0 revolving credit facility (the “Revolver”), a $206.0 term loan A facility (the “Term Loan”) and a $250.0 delayed draw term loan facility (the “Delayed Draw Term Loan”).
Each of the Revolver, the Term Loan and the Delayed Draw Term Loan matures July 12, 2023, and bears interest, at Spirit’s option, at either LIBOR plus 1.375% or a defined “base rate” plus 0.375%, subject to adjustment to between LIBOR plus 1.125% and LIBOR plus 1.875% (or between base rate plus 0.125% and base rate plus 0.875%, as applicable) based on changes to Spirit’s senior unsecured debt rating provided by Standard & Poor’s Financial Services LLC and/or Moody’s Investors Service, Inc. The principal obligations under the Term Loan are to be repaid in equal quarterly installments of $2.6, commencing with the fiscal quarter ending March 31, 2019, and with the balance due at maturity of the Term Loan. The principal obligations under the Delayed Draw Term Loan are to be repaid in equal quarterly installments of $3.1, subject to adjustments for any extension of the availability period of the Delayed Draw Term Loan, commencing with the fiscal quarter ending September 26, 2019, with the balance due at maturity of the Delayed Draw Term Loan.
The 2018 Credit Agreement also contains an accordion feature that provides Spirit with the option to increase the Revolver commitments and/or institute one or more additional term loans by an amount not to exceed $750.0 in the aggregate, subject to the satisfaction of certain conditions and the participation of the lenders. The 2018 Credit Agreement contains customary affirmative and negative covenants, including certain financial covenants that are tested on a quarterly basis. Spirit’s obligations under the 2018 Credit Agreement may be accelerated upon an event of default, which includes non-payment of principal or interest, material breach of a representation or warranty, breach of a covenant, cross-default to material indebtedness, material judgments, ERISA events, change in control, bankruptcy and invalidity of the guarantee of Spirit’s obligations under the 2018 Credit Agreement made by the Company.
In addition to paying interest on outstanding principal under the 2018 Credit Agreement, Spirit is required to pay an unused line fee at a rate per annum equal to the applicable percentage for the applicable pricing tier set forth in the table below under the heading “Commitment Fee” on the unused portion of the commitments under the revolving credit facility. Spirit is required to pay letter of credit fees at a rate per annum equal to the applicable percentage for the applicable pricing tier set forth in the table below under the heading “Letter of Credit Fee” on the amounts available to be drawn under each standby letter of credit. Spirit is also required to pay fronting fees in respect of letters of credit to the issuing banks and customary administrative fees to the administrative agent. At December 31, 2019, Spirit had no letters of credit outstanding. The Company was subject to pricing tier 3 at December 31, 2019. However, the Company’s credit ratings were downgraded two notches in January 2020.
As compared to the Company’s prior investment grade rating, this rating and our current credit condition affects, among other things, our ability to access new capital. Further negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt.

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
As a result of the modification and extinguishment of the Company's prior credit agreement, the Company recognized a loss on extinguishment of $1.1, all of which is reflected within amortization of deferred financing fees on the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2018. As of December 31, 2019, the outstanding balance of the Term Loan and Delayed Draw Term Loan was $439.7 and the carrying value was $438.5. The outstanding balance of the Revolver, drawn in December 2019 was $800.0 and the carrying value was $800.0.
The 2018 Credit Agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements.
The 2018 Credit Agreement also contains the following financial covenants:

Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 3.5:1.0

The 2020 Amendment
On February 24, 2020, the Company entered into an amendment (the “2020 Amendment”) to the 2018 Credit Agreement. The primary purpose for entering into the 2020 Amendment was to obtain covenant relief with respect to expected breaches of the total leverage ratio and interest coverage ratios under the 2018 Credit Agreement. Given the production suspension and 2020 production rate for the B737 MAX, absent a waiver or an amendment of the 2018 Credit Agreement, the Company was expected to breach the total leverage ratio beginning with the first fiscal quarter of 2020 and continuing into 2021. The 2020 Amendment waived or modified the testing of the ratios set forth in the 2018 Credit Agreement until the commencement of the second fiscal quarter of 2021 (the “Reversion Date”) and put the following financial ratios and tests in place for such time period:

•
Senior Secured Leverage Ratio: Commencing with the first fiscal quarter of 2020, the ratio of senior secured debt to consolidated EBITDA over the last twelve months shall not, as of the end of the applicable fiscal quarter, be greater than: (i) 3.00:1.00, with respect to the first fiscal quarter of 2020; (ii) 4.25:1.00, with respect to the second fiscal quarter of 2020; (iii) 5.50:1.00, with respect to the third fiscal quarter of 2020; (iv) 5.00:1.00, with respect to the fourth fiscal quarter of 2020; and (v) 3.00:1.00, with respect to the first fiscal quarter of 2021.

•
Interest Coverage Ratio: Commencing with the first fiscal quarter of 2020, the interest coverage ratio as of the end of the applicable fiscal quarter shall not be less than: (i) 4.00:1.00, with respect to the first fiscal quarter of 2020; (ii) 3.75:1.00, with respect to the second fiscal quarter of 2020; (iii) 2.50:1.00, with respect to the third fiscal quarter of 2020; (iv) 2.25:1.00, with respect to the fourth fiscal quarter of 2020; and (v) 3.75:1.00, with respect to the first fiscal quarter of 2021.

•
Minimum Liquidity: As of the end of each fiscal month, commencing with the first fiscal month after entering into the 2020 Amendment, the Company shall have minimum liquidity of not less than: (i) $1,000 through, and including, the last fiscal month ending in the third fiscal quarter of 2020; (ii) $850, as of the end of each fiscal month ending in the fourth fiscal quarter of 2020; and (iii) $750 , as of the end of each fiscal month ending in the first fiscal quarter of 2021; provided, however, that if the Company receives proceeds of at least $750 from the issuance of indebtedness before the Reversion Date, the minimum liquidity requirement shall remain at $1,000. Liquidity includes cash and cash equivalents and amounts available to be drawn under the Revolver and the 2020 DDTL (as defined below).

Upon the Reversion Date, the ratios will revert back to the ratios in the 2018 Credit Agreement except that the total leverage ratio will be 4.00:1.00, with respect to the second fiscal quarter of 2021, returning to 3.50:1:00 thereafter. The Senior Secured Leverage Ratio and minimum liquidity covenants will no longer be applicable following the Reversion Date.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The 2020 Amendment adds Spirit AeroSystems North Carolina, Inc. as an additional guarantor (the “New Guarantor”) and provides for the grant of security interests to the lenders under the 2018 Credit Agreement with respect to certain real property and personal property, including certain equity interests, owned by Spirit, as borrower, and the Guarantors, which include Holdings and the New Guarantor. Such guarantee and security interests will be released, at the option of Spirit, so long as no default or event of default shall exist at the time thereof, or immediately after giving effect thereto, if (A) (I) the senior unsecured debt rating of Spirit is “BBB-” or higher as determined by Standard & Poor’s Financial Services LLC (“S&P”), and (II) the senior unsecured debt rating of Spirit is “Baa3” or higher as determined by Moody’s Investors Service, Inc. (“Moody’s”), or (B) S&P and Moody’s have each confirmed, in a writing in form and substance reasonably satisfactory to the administrative agent, that (I) the senior unsecured debt rating of Spirit will be “BBB-” or higher as determined by S&P, and (II) the senior unsecured debt rating of Spirit will be “Baa3” or higher as determined by Moody’s, in each case of the foregoing clauses (B)(I) and (B)(II), after giving effect to the release of the security (the date of such release, the “Security Release Date”).
Each of the Revolver, the Term Loan and the Delayed Draw Term Loan continues to mature on July 12, 2023, and, following the 2020 Amendment, bears interest, at Spirit’s option, at either LIBOR plus 2.375% or a defined “base rate” plus 1.375%, subject to adjustment to between LIBOR plus 1.625% and LIBOR plus 2.625% (or between base rate plus 0.625% and base rate plus 1.625%, as applicable) based on Spirit’s senior unsecured debt ratings provided by S&P and/or Moody’s.
The 2020 Amendment also added increased restrictions on our ability to incur additional indebtedness, consolidate or merge, make acquisitions and other investments (although the Asco Acquisition and the Bombardier Acquisition are expressly permitted thereunder), guarantee obligations of third parties, make loans or advances, declare or pay certain dividends or distributions on our stock, redeem or repurchase shares of our stock, or pledge assets. The 2020 Amendment provides that a number of these increased restrictions will no longer apply following the Security Release Date. The accordion feature to increase the 2018 Revolver commitments and/or institute one or more additional term loans will not be available to Spirit during the period between the effective date of the 2020 Amendment and the Security Release Date.
Spirit’s obligations under the 2018 Credit Agreement may be accelerated upon an event of default, which includes non-payment of principal or interest, material breach of a representation or warranty, breach of a covenant, cross-default to material indebtedness, material judgments, ERISA events, change in control, bankruptcy and invalidity of the guarantee of the Borrower’s obligations under the Credit Agreement made by the Company. The 2020 Amendment added new events of default for validity, perfection and priority of liens and the public announcement by Boeing of the termination or permanent cessation of the B737 MAX program, which will no longer apply following the Security Release Date.
Under the 2020 Amendment, the pricing table and tiers were updated to reflect the below. The pricing table will revert back to the 2018 Credit Agreement pricing table upon the Security Release Date.

Pricing Tier	Credit Rating (S&P/Moody's)	Revolving Commitment Fee	Applicable Rate For LIBOR Loans and Letter of Credit Fees	Applicable Rate for Base Rate Loans
I	Greater than or equal to BBB+ / Baa1	0.125%	1.625%	0.625%
II	BBB / Baa2	0.15%	1.75%	0.75%
III	BBB- / Baa3	0.2%	1.875%	0.875%
IV	BB+ / Ba1	0.3%	2.125%	1.125%
V	BB / Ba2	0.375%	2.375%	1.375%
VI	Less than or equal to BB- / Ba3	0.5%	2.625%	1.625%

2020 Delayed Draw Term Loan
On February 24, 2020, Spirit also entered into a $375.0 senior unsecured delayed draw term loan among Spirit, as borrower, the Company, as parent guarantor, the New Guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “2020 DDTL”). The 2020 DDTL is available to be drawn until August 15, 2020. The 2020 DDTL matures and shall be repaid in full (if drawn) on the earlier to occur of (a) September 15, 2020 and (b) the date that is 45 days after the date on which the Federal Aviation Administration re-certifies the B737 MAX program.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The 2020 DDTL bears interest, at Spirit’s option, at either LIBOR plus 3.625% or a defined “base rate” plus 2.625%. The 2020 DDTL is subject to substantially the same affirmative, negative and financial covenants and events of default as the 2018 Credit Agreement (as amended by the 2020 Amendment), except with respect to any covenants or events of default relating to security.
The 2020 DDTL is intended to function as a short-term liquidity facility, if needed. The commitments and loans under the 2020 DDTL are subject to mandatory reduction or prepayment, as applicable, with 100% of the net cash proceeds from issuances of indebtedness and equity interests, subject to certain exceptions. As a result, if Spirit receives net cash proceeds from issuances of indebtedness or equity that exceed the amount of the 2020 DDTL, the commitments under that facility will be canceled and any amounts outstanding prepaid. Spirit may pursue financing options in the near term that would result in the cancellation of this facility.
Senior Notes
2026 Notes. In June 2016, Spirit issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of December 31, 2019, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $297.8. The indenture for the 2026 Notes contains covenants that limit Spirit’s, the Company’s and certain of the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens without granting equal and ratable liens to the holders of the 2026 Notes and enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. In addition, the indenture provides for customary events of default. On February 24, 2020, Spirit entered into a Second Supplemental Indenture (the “Supplemental Indenture”) by and among Spirit, the Company, the New Guarantor, and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee in connection with the 2026 Notes. Under the Supplemental Indenture, the noteholders were granted security on an equal and ratable basis with the lenders under the 2018 Credit Agreement (as amended by the 2020 Amendment) until the security in favor of the lenders under the 2028 Credit Agreement is released. The Supplemental Indenture also added the New Guarantor as an additional guarantor under the indenture governing the 2026 Notes. The guarantee of the New Guarantor will be released upon the release of its guarantee under the 2018 Credit Agreement.
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
As a result of the extinguishment of the 2022 Notes, the Company recognized a loss on extinguishment of $13.2, all of which is reflected within amortization of deferred financing fees on the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2018.
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
The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $300.0, $300.0, and $700.0 as of December 31, 2019, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $299.1, $298.3, and $694.1 as of December 31, 2019, respectively.
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
As of December 31, 2019, the Company was and expects to remain in full compliance with all covenants contained in the indentures governing the 2021 Notes, 2023 Notes, 2026 Notes, and the 2028 Notes through December 31, 2020.

17.   Pension and Other Post-Retirement Benefits
Multi-employer Pension Plan
In connection with the collective bargaining agreement signed with the International Association of Machinists and Aerospace Workers (“IAM”), the Company contributes to a multi-employer defined benefit pension plan (“IAM National Pension Fund”). As of July 1, 2015, the level of contribution, as specified in the bargaining agreement was, in whole dollars, $1.75 per hour of employee service. The AIM bargaining agreement provided for a $0.05 per hour increase, in whole dollars, effective July 1 of each year through 2019. Effective July 1, 2019 the level of employee contribution increased to $1.95 per hour and will remain at $1.95 per hour through contract expiration. The IAM contract expires June 24, 2023.
The collective bargaining agreement with the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) requires the Company to contribute a specified amount per hour of service to the IAM National Pension Fund. The specified amount was $1.70 per hour in 2019. Per the negotiated UAW collective bargaining agreement, the pension contributions, in whole dollars, was $1.70 per hour effective January 1, 2019 and will be $1.75 per hour effective January 1, 2020 through year 2025.
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

The following table summarizes the multi-employer plan to which the Company contributes. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2018 and 2019 is for the plan's year-end at December 31, 2018, and December 31, 2019, respectively. The zone status is based on information received from the plan.

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2018	2019		2017	2018	2019
IAM National Pension Fund	51-60321295	Green	Red	Yes	$30.3	$35.0	$40.7	Yes	IAM June 24, 2023 UAW December 7, 2025
Pension Fund	Year Company Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan’s Year-End)
IAM National Pension Fund	2017, 2018, 2019

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
The Company recorded $35.9, $35.1, and $33.6 in contributions to these plans for the twelve months ended December 31, 2019, 2018, and 2017, respectively.
On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of base salary while participating employees are required to contribute 4% of base salary. The Company recorded $4.1 in contributions to this plan for the twelve months ended December 31, 2019, $6.8 in contributions for the twelve months ended December 31, 2018 and $5.4 in contributions for the twelve months ended December 31, 2017.
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
Obligations and Funded Status
The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the balance sheets for the fiscal years 2019 and 2018. Benefit obligation balances presented in the tables reflect the projected benefit obligation and accumulated benefit obligation for the Company’s pension plans, and accumulated post-retirement benefit obligations for the Company’s post-retirement medical plan. The Company uses an end of fiscal year measurement date of December 31 for the Company's U.S. pension and post-retirement medical plans. Special termination benefits for the period ended December 31, 2019 are related to a voluntary retirement program offered by the Company in the second quarter of 2019.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2019	2018	2019	2018
Change in projected benefit obligation:
Beginning balance	$997.0	$1,084.4	$40.3	$47.2
Service cost	—	—	0.9	1.1
Employee contributions	—	—	0.9	1.0
Interest cost	36.5	34.7	1.2	1.0
Actuarial losses (gains)	141.1	(91.7)	1.8	(2.4)
Special termination benefits	5.2	—	3.9	—
Plan Settlements	(49.9)	—	—	—
Benefits paid	(33.3)	(30.4)	(7.2)	(7.6)
Projected benefit obligation at the end of the period	$1,096.6	$997.0	$41.8	$40.3
Assumptions used to determine benefit obligation:
Discount rate	3.19%	4.21%	2.55%	3.74%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	5.90%	6.24%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	2038	2038
Change in fair value of plan assets:
Beginning balance	$1,302.8	$1,410.3	$—	$—
Actual (loss) return on assets	299.7	(77.1)	—	—
Employer contributions to plan	0.1	0.1	6.3	6.6
Employee contributions to plan	—	—	0.9	1.0
Plan Settlements	(49.9)	—	—	—
Benefits paid	(33.2)	(30.5)	(7.2)	(7.6)
Expenses paid	—	—	—	—
Ending balance	$1,519.5	$1,302.8	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$422.9	$305.8	$(41.8)	$(40.3)
Net amounts recognized	$422.9	$305.8	$(41.8)	$(40.3)
Amounts recognized in the balance sheet:
Noncurrent assets	$424.2	$307.0	—	$—
Current liabilities	(0.1)	—	(7.3)	(6.9)
Noncurrent liabilities	(1.2)	(1.2)	(34.5)	(33.4)
Net amounts recognized	$422.9	$305.8	$(41.8)	$(40.3)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive (loss) income	$(46.0)	$(141.9)	$22.6	$27.5
Cumulative employer contributions in excess of net periodic benefit cost	468.9	447.7	(64.4)	(67.8)
Net amount recognized in the balance sheet	$422.9	$305.8	$(41.8)	$(40.3)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$1.3	$1.2	$41.8	$40.3
Accumulated benefit obligation	1.3	1.2	—	—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2019	2018
Change in projected benefit obligation:
Beginning balance	$59.9	$76.9
Service cost	0.9	1.3
Interest cost	1.6	1.7
Actuarial loss (gain)	5.5	(6.9)
Benefits paid	(0.8)	(0.6)
Expense paid	(0.9)	(1.3)
Plan settlements	(2.1)	(7.5)
Exchange rate changes	2.6	(3.7)
Projected benefit obligation at the end of the period	$66.7	$59.9
Assumptions used to determine benefit obligation:
Discount rate	2.10%	3.00%
Rate of compensation increase	3.15%	3.40%
Change in fair value of plan assets:
Beginning balance	$79.6	$96.8
Actual return (loss) on assets	11.1	(3.0)
Company contributions	1.7	1.7
Plan settlements	(2.6)	(9.1)
Expenses paid	(0.9)	(1.3)
Benefits paid	(0.8)	(0.6)
Exchange rate changes	3.5	(4.9)
Ending balance	$91.6	$79.6
Reconciliation of funded status to net amounts recognized:
Funded status	24.9	19.7
Net amounts recognized	$24.9	$19.7
Amounts recognized in the balance sheet:
Noncurrent assets	$24.9	$19.7
Noncurrent liabilities	—	—
Net amounts recognized	$24.9	$19.7
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive income (loss)	5.9	3.1
Prepaid pension cost	19.0	16.6
Net amount recognized in the balance sheet	$24.9	$19.7
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$—	$—
Accumulated benefit obligation	—	—
Fair value of assets	$—	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Annual Expense
The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2019, 2018, and 2017 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.S. Plans	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$0.9	$1.1	$1.2
Interest cost	36.5	34.7	35.7	1.2	1.1	1.2
Expected return on plan assets	(66.7)	(66.9)	(69.8)	—	—	—
Amortization of net (gain) loss	0.5	—	—	(2.2)	(2.3)	(2.2)
Amortization of prior service costs	—	—	—	(0.9)	(0.9)	(0.9)
Settlement (gain) loss recognized(1)	3.4	—	—	—	—	—
Special termination benefits(1)	5.2	—	—	3.9	—	—
Net periodic benefit (income) cost	(21.1)	(32.2)	(34.1)	2.9	(1.0)	(0.7)
Other changes recognized in OCI:
Total recognized in other OCI (income) loss	$(95.9)	$52.3	$(24.8)	$4.9	$0.8	$4.2
Total recognized in other net periodic benefit and OCI (income) loss	$(117.0)	$20.1	$(58.9)	$7.8	$(0.2)	$3.5
Assumptions used to determine net periodic benefit costs:
Discount rate	4.21%	3.59%	4.15%	3.74%	3.03%	3.21%
Expected return on plan assets	5.00%	4.80%	5.50%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	6.24%	6.59%	6.93%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2038	2038	2038

(1) Special termination benefits as of December 31, 2019 is a combination of pension value plan, postretirement medical plan, offset by a reduction in the Company's net benefit obligation. Due to settlement accounting, the Company remeasured the pension assets and obligations which resulted in a $95.9 impact to OCI that is included in the Company's Consolidated Statements of Comprehensive Income and a charge of $3.4 that was recorded to Other income (expense).
The estimated net gain that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year is $0.0 for Pension Benefits and $2.8 for Other Post-Retirement Benefits plans.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2019, 2018, and 2017 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2019	2018	2017
Components of net periodic benefit cost (income):
Service cost	$0.9	$1.3	$1.3
Interest cost	1.7	1.7	2.0
Expected return on plan assets	(2.4)	(2.8)	(2.9)
Settlement gain	(0.2)	(0.4)	(0.3)
Net periodic benefit cost (income)	$—	$(0.2)	$0.1
Other changes recognized in OCI:
Total (income) recognized in OCI	$(3.2)	$(0.5)	$(6.7)
Total recognized in net periodic benefit cost and OCI	$(3.2)	$(0.7)	$(6.6)
Assumptions used to determine net periodic benefit costs:
Discount rate	3.00%	2.60%	2.70%
Expected return on plan assets	3.10%	3.10%	3.20%
Salary increases	3.40%	3.35%	3.20%
The estimated net (gain) loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year for the U.K. plan is zero.
The adoption of ASU 2017-07 in 2018 requires the Company to record only the service component of net periodic benefit cost in operating profit and the non-service components of net periodic benefit cost (i.e., interest cost, expected return on plan assets, amortization of prior service cost, special termination benefits, and net actuarial gains or losses) as part of non-operating income. Results for the period ended December 31, 2017 have been adjusted to reflect this accounting change.
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
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To determine the health care cost trend rates the Company considers national health trends and adjusts for its specific plan design and locations. The trend and aging assumptions were updated during 2016 to reflect more current trends. These assumptions were reviewed in 2019, and it was determined they were still reasonable and therefore were unchanged.
A one-percentage point increase in the initial through ultimate assumed health care trend rates would have increased the accumulated post-retirement benefit obligation by $2.1 at December 31, 2019 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2019 by $0.1. A one-percentage point decrease would have decreased the

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

obligation by $2.0 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2019 by $0.1.
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
The Company’s plans have asset allocations for the U.S., as of December 31, 2019 and December 31, 2018, as follows:

	2019	2018
Asset Category — U.S.
Equity securities — U.S.	25%	24%
Equity securities — International	4%	3%
Debt securities	69%	71%
Real estate	2%	2%
Total	100%	100%

U.K. Plans
The Trustee’s investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equity securities	12 - 16%
Debt securities	80%
Property	6 - 8%

The Company’s plans have asset allocations for the U.K., as of December 31, 2019 and December 31, 2018, as follows:

	2019	2018
Asset Category — U.K.
Equity securities	15%	36%
Debt securities	80%	60%
Other	5%	4%
Total	100%	100%

Projected contributions and benefit payments

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2020 and discretionary contributions are not expected in 2020. SERP and post-retirement medical plan contributions in 2020 are expected to be $7.3. Expected contributions to the U.K. plan for 2020 are $1.8.
The Company monitors its defined benefit pension plan asset investments on a quarterly basis and believes that the Company is not exposed to any significant credit risk in these investments.
The total benefits expected to be paid over the next ten years from the plans' assets or the assets of the Company, by country, are as follows:

U.S.	Pension Plans	Other Post-Retirement Benefit Plans
2020	$39.2	$7.3
2021	$42.7	$6.7
2022	$46.2	$5.5
2023	$49.2	$5.0
2024	$52.2	$4.2
2025-2029	$295.3	$15.1

U.K.	Pension Plans
2020	$0.8
2021	$0.9
2022	$0.9
2023	$0.9
2024	$0.9
2025-2029	$4.8

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

As of December 31, 2019 and December 31, 2018, the pension plan assets measured at fair value on a recurring basis were as follows:

		At December 31, 2019 Using
Description	December 31, 2019 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$0.7	$0.7	$—	$—
Collective Investment Trusts	91.6	—	87.6	3.4
Commingled Equity and Bond Funds	1,519.5	—	1,519.5	—
	$1,611.8	$0.7	$1,607.1	$3.4

		At December 31, 2018 Using
Description	December 31, 2018 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$0.2	$0.2	$—	$—
Collective Investment Trusts	79.4	—	76.2	3.2
Commingled Equity and Bond Funds	1,302.8	—	1,302.8	—
	$1,382.4	$0.2	$1,379.0	$3.2
The table below sets forth a summary of changes in the fair value of the Plan’s level 3 investment assets and liabilities for the years ended December 31, 2019 and December 31, 2018:

	December 31, 2019
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$3.2	$—	$0.1	$—	$0.1	$3.4
	$3.2	$—	$0.1	$—	$0.1	$3.4

	December 31, 2018
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$5.9	$—	$0.3	$(2.8)	$(0.2)	$3.2
	$5.9	$—	$0.3	$(2.8)	$(0.2)	$3.2

18.   Capital Stock
Holdings has authorized 210,000,000 shares of stock. Of that, 200,000,000 shares are Common Stock, par value $0.01 per share, one vote per share and 10,000,000 shares are preferred stock, par value $0.01 per share.
In association with the Boeing Acquisition, Spirit executives with balances in Boeing’s Supplemental Executive Retirement Plan (“SERP”) were authorized to purchase a fixed number of units of Holdings “phantom stock” at $3.33 per unit based on the present value of their SERP balances. Under this arrangement, 860,244 phantom units were purchased. Any payment on account

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

of units may be made in cash or shares of Common Stock at the sole discretion of Holdings. The balance of SERP units was 38,754 and 47,487 as of December 31, 2019 and December 31, 2018, respectively.
Repurchases of Common Stock
During the twelve months ended December 31, 2018, the Company repurchased 9.3 million shares of its Common Stock for $800.0.
On October 28, 2018, the Board of Directors increased the capacity of its share repurchase program to $1,000. During the three months ended March 28, 2019, the Company repurchased 0.8 million shares of its Common Stock for $75.0. As a result, the total authorization amount remaining under the share repurchase program is $925.0. Share repurchases are currently on hold pending the outcome of the B737 MAX grounding. The 2020 Amendment imposes additional restrictions on the Company’s ability to repurchase shares.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

19.   Stock Compensation
Holdings has established the stockholder-approved 2014 Omnibus Incentive Plan, as amended (the “Omnibus Plan”) to grant cash and equity awards to certain individuals. Compensation values are based on the value of Holdings’ Common Stock on the grant date, which is added to equity and charged to period expense. The Company’s Omnibus Plan was amended in October 2018 to allow for participants to make tax elections with respect to their equity awards.
Holdings has recognized a net total of $36.1, $27.4, and $22.1 of stock compensation expense for the twelve months ended December 31, 2019, 2018, and 2017, respectively. Stock compensation expense is charged in its entirety directly to selling, general and administrative expense.
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
The Company expensed a net amount of $1.4, $1.3, and $1.0 for the restricted shares of Common Stock and RSUs for the twelve months ended December 31, 2019, 2018, and 2017, respectively. The Company’s unamortized stock compensation related to these restricted shares of Common Stock and RSUs is $0.5, which will be recognized over a weighted average remaining period of 5 months. The intrinsic value of the unvested restricted shares of Common Stock and RSUs, based on the value of the Company's stock at December 31, 2019, was $1.3, based on the value of the Company’s Common Stock and the number of unvested shares of restricted Common Stock and RSUs.
The following table summarizes grants of restricted Common Stock and RSUs to members of the Company’s Board of Directors for the twelve months ended December 31, 2019, 2018, and 2017:

	Shares	Value(1)
	Class A	Class A
	(Thousands)
Board of Directors Stock Grants
Nonvested at December 31, 2016	26	$1.2
Granted during period	24	1.2
Vested during period	(26)	(1.2)
Forfeited during period	—	—
Nonvested at December 31, 2017	24	1.2
Granted during period	17	1.4
Vested during period	(19)	(1.0)
Forfeited during period	—	—
Nonvested at December 31, 2018	22	1.6
Granted during period	17	1.5
Vested during period	(22)	(1.7)
Forfeited during period	—	—
Nonvested at December 31, 2019	17	$1.4
_______________________________________

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

(1)	Value represents grant date fair value.
Long-Term Incentive Awards
Holdings has established the Long-Term Incentive Plan (the “LTIP”) under the Omnibus Plan to grant equity awards to certain employees. Generally, specified employees are entitled to receive a long-term incentive award that, for the 2019 year, consisted of the following:

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

For the twelve months ended December 31, 2019, 303,638 shares of Common Stock with an aggregate grant date fair value of $27.3 were granted as RS Awards under the Company's LTIP. In addition, 127,802 shares of Common Stock with an aggregate grant date fair value of $13.4 were granted as TSR Awards and FCF Percentage Awards under the Company’s LTIP.
For the twelve months ended December 31, 2018, 295,482 shares of Common Stock with an aggregate grant date fair value of $25.6 were granted as RS Awards under the Company's LTIP. In addition, 156,279 shares of Common Stock with an aggregate grant date fair value of $14.1 were granted as TSR Awards under the Company’s LTIP.
For the twelve months ended December 31, 2017, 352,053 shares of Common Stock with an aggregate grant date fair value of $20.4 were granted as RS Awards under the Company’s LTIP. In addition, 292,160 shares of Common Stock with an aggregate grant date fair value of $15.0 were granted as TSR Awards under the Company’s LTIP.
The Company expensed a net total of $32.2, $26.1, and $21.1 for share of Common Stock issued under the LTIP for the twelve month periods ended December 31, 2019, 2018, and 2017, respectively.
The Company’s unamortized stock compensation related to these unvested shares of Common Stock is $33.7, which will be recognized over a weighted average remaining period of 1.7 years. The intrinsic value of the unvested shares of Common Stock issued under the LTIP at December 31, 2019 was $66.3, based on the value of the Company’s Common Stock and the number of unvested shares.
The following table summarizes the activity of the restricted shares under the LTIP for the twelve month periods ended December 31, 2019, 2018, and 2017:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Shares	Value(1)
	Common Stock	Common Stock
	(Thousands)
Long-Term Incentive Plan/Long-Term Incentive Award under Omnibus Plan
Nonvested at December 31, 2016	1,557	$67.3
Granted during period	644	35.5
Vested during period	(655)	(25.0)
Forfeited during period	(93)	(4.4)
Nonvested at December 31, 2017	1,453	73.4
Granted during period	451	39.7
Vested during period	(465)	(24.1)
Forfeited during period	(48)	(3.0)
Nonvested at December 31, 2018	1,391	86.0
Granted during period	431	40.6
Vested during period	(393)	(24.2)
Forfeited during period	(125)	(8.4)
Nonvested at December 31, 2019	1,304	$94.0
_______________________________________

(1)	Value represents grant date fair value.

20.   Income Taxes
The following summarizes pretax income:

	2019	2018	2017
U.S.	$552.4	$655.0	$426.6
International	110.7	101.2	108.0
Total (before equity earnings)	$663.1	$756.2	$534.6

The tax provision contains the following components:

	2019	2018	2017
Current
Federal	$57.8	$159.4	$107.3
State	0.7	4.1	0.7
Foreign	(12.8)	11.4	20.0
Total current	$45.7	$174.9	$128.0
Deferred
Federal	$71.8	$(27.8)	$53.6
State	(11.4)	(12.8)	(0.2)
Foreign	26.7	5.5	(1.4)
Total deferred	87.1	(35.1)	52.0
Total income tax provision	$132.8	$139.8	$180.0

The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	2019		2018		2017
Tax at U.S. Federal statutory rate	$139.3	21.0%	$158.8	21.0%	$187.1	35.0%
State income taxes, net of Federal benefit	14.9	2.3	18.1	2.4	8.8	1.6
State income tax credits, net of Federal benefit	(22.6)	(3.4)	(22.7)	(3.0)	(9.7)	(1.8)
Foreign rate differences	(7.1)	(1.1)	(6.2)	(0.8)	(20.6)	(3.8)
Research and experimentation	0.7	0.1	(5.4)	(0.7)	(2.6)	(0.5)
Domestic Production Activities Deduction	—	—	—	—	(7.1)	(1.3)
Interest on assessments	—	—	—	—	(0.1)	—
Excess tax benefits	(2.5)	(0.4)	(4.0)	(0.5)	(4.8)	(0.9)
Non-deductible expenses	4.0	0.6	4.6	0.6	2.4	0.5
Transition tax	1.6	0.2	(5.4)	(0.7)	44.9	8.4
Re-measurement of Deferred Taxes	(2.0)	(0.3)	—	—	(16.2)	(3.0)
Global Intangible Low-Taxed Income (GILTI) Tax	7.1	1.1	1.8	0.2	—	—
Other	(0.6)	(0.1)	0.2	—	(2.1)	(0.5)
Total income tax provision	$132.8	20.0%	$139.8	18.5%	$180.0	33.7%

In 2019, an amended tax return was filed in a foreign jurisdiction for one of the Company’s foreign subsidiaries impacting the amount of undistributed earnings included in the transition tax liability enacted by TCJA. The increase to the transition tax in 2019 is $1.6 which has been included as a component of income tax expense from continuing operations.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred.  As of December 31, 2019 there was $7.1 of GILTI tax expense resulting from $0.6 of income tax expense related to activity in 2019 and $6.5 of income tax expense related to the finalization of the 2018 amounts related to GILTI reported in the tax return as agreed upon with the IRS in the course of the Company’s participation in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program.  As of December 31, 2018 there was $1.8 of GILTI tax expense. Tax expense related to GILTI is included as a component of income tax expense from continuing operations.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Significant tax effected temporary differences comprising the net deferred tax asset are as follows:

	2019	2018
Long-term contracts	$107.5	$210.2
Post-retirement benefits other than pensions	9.8	9.5
Pension and other employee benefit plans	(88.5)	(60.4)
Employee compensation accruals	39.2	36.1
Depreciation and amortization	(117.8)	(115.1)
Inventory	0.4	0.5
State income tax credits	108.3	94.1
Accruals and reserves	40.3	46.2
Deferred production	—	(1.8)
Net operating loss carryforward	0.4	0.4
Interest swap contract	0.2	—
Other	8.6	(2.3)
Net deferred tax asset	108.4	217.4
Valuation allowance	(10.2)	(13.2)
Net deferred tax asset	98.2	204.2

Deferred tax detail above is included in the balance sheet and supplemental information as follows:

	2019	2018
Non-current deferred tax assets	106.5	205.0
Non-current deferred tax liabilities	(8.3)	(0.8)
Net non-current deferred tax assets	$98.2	$204.2
Total deferred tax asset	$98.2	$204.2

The following is a roll forward of the deferred tax valuation allowance at December 31, 2019, 2018 and 2017:

	2019	2018	2017
Balance at January 1	$13.2	$15.0	$13.5
Income tax credits	(3.2)	(2.2)	1.6
Depreciation and amortization	0.2	0.1	0.1
Other	—	0.3	(0.2)
Balance at December 31	$10.2	$13.2	$15.0
A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, we assess all available positive and negative evidence. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified.
The Company continues to maintain $10.2 in valuation allowances primarily against separate company North Carolina income tax credit deferred tax assets and North Carolina state net operating loss carryforwards. It is the Company's opinion that none of these North Carolina state income tax credits will be utilized before they expire and an $8.8 valuation allowance is recorded against the deferred tax asset. Additionally, it is the Company's opinion that none of the $16.0 North Carolina loss carryforwards, resulting in a $0.4 deferred tax asset, will be utilized before they expire and a $0.4 valuation allowance is recorded against the deferred tax asset.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Certain provisions within the TCJA effectively transition the U.S. to a territorial system and eliminates deferral on U.S. taxation for certain amounts of income which is not taxed at a minimum level. At this time, we continue to maintain that earnings of all foreign operating subsidiaries are indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation, inclusive of management actions and plans associated with the 737MAX production halt and slowdown, will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings to fund working capital requirements, service existing obligations, execute M&A transactions, and invest in efforts to secure future business. As a result, no additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities.

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
The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2019	2018	2017
Beginning balance at January 1	$7.2	$6.7	$6.3
Gross increases related to current period tax positions	0.4	—	—
Gross increases related to prior period tax positions	—	0.5	0.4
Gross decreases related to prior period tax positions	(2.2)	—	—
Statute of limitations' expiration	—	—	—
Settlements	—	—	—
Ending balance at December 31	$5.4	$7.2	$6.7

Included in the December 31, 2019 balance was $5.4 in unrecognized tax benefits of which $4.2 would reduce the Company's effective tax rate if ultimately recognized. The Company’s federal audit is effectively complete under the CAP program for the 2018 tax year. The Company will continue to participate in the CAP program for the 2019 and 2020 tax year. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. There are no open audits in the Company’s foreign jurisdictions.
The Company reports interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2019, and December 31, 2018, there was no accrued interest on the unrecognized tax benefit liability included in the balance sheets and there was no impact of interest on the Company’s unrecognized tax benefit liability during 2019 and 2018.
The Company continues to operate under a tax holiday in Malaysia effective through September 2024. The Company’s 2019 income tax expense reflects $5.7 of Malaysia tax holiday benefit for the year ended December 31, 2019.
Included in the deferred tax assets at December 31, 2019 are $94.1 in Kansas High Performance Incentive Program ("HPIP") Credit and $9.6 in Kansas Research & Development ("R&D") Credit, totaling $103.7 in gross Kansas state income tax credit carryforwards, net of federal benefit. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas for which $8.9 expires in 2029, $14.6 expires in 2030, $8.7 expires in 2031, $14.6 expires in 2032, $15.2 expires in 2033, $28.8 expires in 2034, and $28.3 expires in 2035. The R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely.
The Company had $74.2 and $13.3 of income tax receivable as of December 31, 2019 and December 31, 2018, respectively, which is reflected within other current assets on the balance sheet as well as $6.3 and $5.8 of income tax payable as of December 31, 2019 and December 31, 2018, respectively, which is reflected within other current liabilities on the balance sheet. The Company had $5.3 and $3.7 of non-current income tax payable as of December 31, 2019 and December 31, 2018, respectively, which is reflected within other liabilities on the balance sheet.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

21.   Equity
Employee Stock Purchase Plan
In April 2017, the stockholders approved the Spirit AeroSystems Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”) with the associated registration statement on Form S-8 filed on September 6, 2017. The ESPP became effective on October 1, 2017. The Compensation Committee of the Board of Directors approved an amended and restated ESPP on January 21, 2020 to allow for dividend reinvestment, among other things. The ESPP is implemented over consecutive six-month offering periods, beginning on April 1 and October 1 of each year and ending on the last day of September and March, respectively. Shares are issued on the last trading day of each six-month offering period. Generally, any person who is employed by the Company, Spirit or by a subsidiary or affiliate of the Company that has been designated by the Compensation Committee may participate in the ESPP.
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
Dividends
The Company paid cash dividends of $0.12 per share of Common Stock in each quarter in 2019. The total amount of dividends paid during 2019 was $50.4. On February 6, 2020, the Company announced that its Board of Directors reduced its quarterly dividend to a penny per share to preserve liquidity until B737 MAX production reaches higher levels. Accordingly, on February 6, 2020, the Board declared a $0.01 per share quarterly cash dividend on the outstanding Common Stock of the Company payable on April 9, 2020 to stockholders of record at the close of business on March 20, 2020. The Board regularly evaluates the Company's capital allocation strategy and dividend policy. Any future determination to continue to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all.
Earnings per Share Calculation
Basic net income per share is computed using the weighted-average number of outstanding shares of Common Stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of Common Stock and, when dilutive, potential outstanding shares of Common Stock during the measurement period.
The following table sets forth the computation of basic and diluted earnings per share:

	For the Twelve Months Ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$529.7	103.6	$5.11	$616.5	108.0	$5.71	$354.7	116.8	$3.04
Income allocated to participating securities	0.4	0.1		0.5	0.1		0.2	0.1
Net income	$530.1			$617.0			$354.9
Diluted potential common shares		1.0			1.0			1.0
Diluted EPS
Net income	$530.1	104.7	$5.06	$617.0	109.1	$5.65	$354.9	117.9	$3.01
Included in the outstanding common shares were 1.4 million, 1.4 million and 1.5 million of issued but unvested shares at December 31, 2019, 2018 and 2017, respectively, which are excluded from the basic EPS calculation.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss, net of tax, is summarized by component as follows:

	December 31, 2019	December 31, 2018
Interest swaps	$(0.6)	$—
Pension	$(53.1)	$(116.7)
SERP/ Retiree medical	17.1	17.2
Foreign currency impact on long term intercompany loan	(13.1)	(17.4)
Currency translation adjustment	(59.5)	(79.7)
Total accumulated other comprehensive loss	$(109.2)	$(196.6)

Amortization or settlement cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the consolidated statements of operations was ($3.7), $0.3 and 0.3 for the twelve months ended December 31, 2019, 2018 and 2017, respectively.
Noncontrolling Interest
Noncontrolling interest at December 31, 2019 remained unchanged from the prior year at $0.5.
Repurchases of Common Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of December 31, 2019, no treasury shares have been reissued or retired.
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
On November 1, 2016, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $600.0 of Common Stock (the “2017 Share Repurchase Program”). On July 25, 2017, the Company's Board of Directors authorized an increase to the 2017 Share Repurchase Program authorization up to an additional $400.0 of Common Stock. During the twelve month period ended December 31, 2017, the Company repurchased 7.5 million shares of common stock for $502.1.
On January 24, 2018, the Board of Directors approved an increase to the 2017 Share Repurchase Program authorization up to an additional $500.0. On October 24, 2018, the Board of Directors approved an increase to the 2017 Share Repurchase Program authorization up to an additional $800.0. During the twelve month ended December 31, 2018, the Company repurchased 9.3 million shares of common stock for $800.0.
During the twelve month ended December 31, 2019, the Company repurchased 0.8 million shares of its Common Stock for $75.8, which includes $75.0 repurchased under the 2017 Share Repurchase Program. As a result, the total authorization amount remaining under the current share repurchase program is approximately $925.0. Share repurchases are currently on hold pending the outcome of the B737 MAX grounding. The 2020 Amendment imposes additional restrictions on the Company’s ability to repurchase shares.

22.   Commitments, Contingencies and Guarantees
Litigation
 From time to time, the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business.
On February 10, 2020 and February 24, 2020, two separate private securities class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of Oklahoma, its Chief Executive Officer Tom Gentile III, former chief financial officer, Jose Garcia, and former controller (principal accounting officer), John Gilson. Allegations in each lawsuit

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

include (i) violations of Section 10(b) and Rule 10b-5 promulgated thereunder by all defendants, and (ii) violations of Section 20(a) of the Exchange Act against the individual defendants. The facts underlying the complaints relate to the accounting process compliance independent review (the “Accounting Review”) discussed in the Company’s January 30, 2020 press release and described under Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Review.
Prior to the Company’s January 30, 2020 announcement, the Company voluntarily reported to the SEC the determination that, with respect to the third quarter of 2019, the Company did not comply with its established accounting processes related to potential third quarter contingent liabilities received after the quarter-end.  The Company has communicated to the SEC that the Accounting Review is substantially complete.  In the event the SEC commences an investigation with respect to these matters, the Company intends to cooperate fully.
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

Commitments
The Company leases equipment and facilities under various non-cancelable finance and operating leases. The finance leasing arrangements extend through 2038. Minimum future lease payments under these leases at December 31, 2019 are as follows:

		Finance
	Operating	Present Value	Interest	Total
2020	$8.5	$25.8	$5.6	$39.9
2021	$7.5	$26.7	$4.4	$38.6
2022	$7.1	$23.9	$3.3	$34.3
2023	$6.0	$21.8	$2.3	$30.1
2024	$5.6	$17.1	$1.6	$24.3
2025 and thereafter	$30.3	$31.8	$4.5	$66.6

Operating lease payments were as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	2019	2018	2017
Minimum rentals	$15.4	$14.3	$14.1
Total	$15.4	$14.3	$14.1

Spirit's aggregate capital commitments totaled $119.9 and $114.9 at December 31, 2019 and December 31, 2018, respectively.
Guarantees
Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $21.5 and $27.3 at December 31, 2019 and December 31, 2018, respectively.
Restricted Cash - Collateral Requirements
The Company was required to maintain $16.4 and $20.2 of restricted cash as of December 31, 2019 and December 31, 2018, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in "Other assets" in the Company's Consolidated Balance Sheet.
Indemnification
The Company has entered into customary indemnification agreements with its non-employee directors. Under those agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted. In addition, the Company has obligations to its current and former officers to provide indemnification for litigation or governmental investigations, including expenses, consistent with the terms of its Bylaws and Certificate of Incorporation.
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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $8.1 and $41.0 as of December 31, 2019 and December 31, 2018, respectively. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $12.1 and $34.0, as of December 31, 2019 and December 31, 2018, respectively.
The following is a roll forward of the service warranty and extraordinary rework balance at December 31, 2019, 2018 and 2017:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	2019	2018	2017
Balance, January 1	$104.8	$166.4	$163.7
Charges to costs and expenses	(13.9)	3.2	5.8
Payouts	(1.7)	(1.2)	(4.0)
Impact of 2018 MOA(1)	—	(63.8)	—
Impact of TGI Settlement(2)	(25.0)	—	—
Exchange rate	0.5	0.2	0.9
Balance, December 31	$64.7	$104.8	$166.4
_______________________________________

(1)	As part of the 2018 MOA, $63.8 of warranty provision was released, settled against previously held Accounts Receivable, net with no impact to earnings.

(2)	Due to a settlement on outstanding warranty issues in the first quarter of 2019, $25.0 of warranty provision was reclassified to accounts payable and was paid in the second quarter of 2019.
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
Spirit recorded the property net of a finance lease obligation to repay the IRB proceeds on its balance sheet. Gross assets and liabilities associated with these IRBs were $376.2 and $343.5 as of December 31, 2019 and December 31, 2018, respectively.

23.   Other (Expense) Income, Net
Other (expense) income, net is summarized as follows:

	For the Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Kansas Development Finance Authority bond	$3.7	$3.8	$3.2
Rental and miscellaneous income	0.2	0.2	1.2
Pension income	19.5	34.3	37.2
Interest income	12.9	8.0	6.4
Loss on foreign currency forward contract and interest rate swaps	(19.0)	(35.3)	—
Loss on sale of accounts receivable	(24.7)	(16.5)	(3.3)
Foreign currency losses	(12.3)	(1.9)	(0.3)
Litigation settlement	13.5	—	—
Other	0.4	0.4	—
Total Other (Expense) Income, net	$(5.8)	$(7.0)	$44.4

Foreign currency losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.

24.   Significant Concentrations of Risk
Economic Dependence

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The Company’s largest customer (Boeing) accounted for approximately 79%, 79%, and 79% and of the revenues for the periods ended December 31, 2019, 2018, and 2017, respectively. Approximately 40%, 36%, and 44% of the Company's accounts receivable balance at December 31, 2019, 2018, and 2017, respectively, was attributable to Boeing.
The Company’s second largest customer (Airbus) accounted for approximately 16%, 16%, and 16% of the revenues for the periods ended December 31, 2019, 2018, and 2017, respectively. Approximately 41%, 48%, and 38% of the Company's accounts receivable balance at December 31, 2019, 2018, and 2017, respectively, was attributable to Airbus.
Employees
As of December 31, 2019, the Company had approximately 18,200 employees: 15,900 located in the Company's four U.S. facilities, 1,100 located at the U.K. facility, 1,100 located in the Malaysia facility, and 100 located in the France facility.
The numbers reflected for December 31, 2019, do not reflect the work force actions the Company took beginning in January 2020 related to B737 MAX production.
Approximately 89% of the Company’s U.S. employees are represented by five unions and approximately 64% of the Company’s U.K. employees are represented by one union. Approximately 1% of the Company's US employees are represented by an International Brotherhood of Electrical Workers (IBEW) collective bargaining agreement that will expire within one year and approximately 62% of US employees are represented by the International Association of Machinists and Aerospace Workers (IAM) collective bargaining agreement. On January 18, 2020 the Wichita IAM collective bargaining agreement was extended to June 24, 2023. French employees are represented by CFTC (“Confédération Française des Travailleurs Chrétiens or French Confederation of Christian Workers”) and FO (“Force Ouvrière or Labor Force”). None of the Malaysia employees are currently represented by a union.

25.   Supplemental Balance Sheet Information
Accrued expenses and other liabilities consist of the following:

	December 31, 2019	December 31, 2018
Accrued expenses
Accrued wages and bonuses	$35.2	$48.3
Accrued fringe benefits	125.5	125.0
Accrued interest	3.5	3.5
Workers' compensation	8.7	8.3
Property and sales tax	24.1	25.2
Warranty/extraordinary rework reserve — current	0.5	1.3
Other	42.7	101.5
Total	$240.2	$313.1
Other liabilities
Warranty/extraordinary rework reserve — non-current	64.3	103.6
Customer cost recovery	—	2.4
Other	31.5	28.8
Total	$95.8	$134.8

26.   Segment and Geographical Information
The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Revenue from Boeing represents a substantial portion of our revenues in all segments. Wing Systems also includes significant revenues from Airbus. Approximately 95% of the Company's net revenues for the twelve months ended December 31, 2019 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.
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
The Company’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul (“MRO”) services.  The Fuselage Systems segment manufactures products at the Company's facilities in Wichita, Kansas; Tulsa and McAlester, Oklahoma; San Antonio, Texas; Kinston, North Carolina; and Subang, Malaysia.  The Fuselage Systems segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.
The Company’s Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services.  The Propulsion Systems segment manufactures products at the Company's facility in Wichita, Kansas; and San Antonio, Texas.
The Company’s Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) as well as other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company’s facilities in Tulsa and McAlester, Oklahoma; San Antonio, Texas; Kinston, North Carolina; Prestwick, Scotland; and Subang, Malaysia.
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
The following table shows segment revenues and operating income for the twelve months ended December 31, 2019, 2018 and 2017:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Twelve Months Ended December 31, 2019	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017
Segment Revenues
Fuselage Systems	$4,206.2	$4,000.8	$3,730.8
Propulsion Systems	2,057.8	1,702.5	1,666.2
Wing Systems	1,588.3	1,513.0	1,578.8
All Other	10.8	5.7	7.2
	$7,863.1	$7,222.0	$6,983.0
Segment Operating Income (1, 2)
Fuselage Systems	$440.8	$576.1	$329.6
Propulsion Systems	404.6	283.5	267.7
Wing Systems	216.0	226.4	205.1
All Other	3.4	0.3	2.0
	1,064.8	1,086.3	804.4
Corporate SG&A (2)	(261.4)	(210.4)	(204.7)
Unallocated impact of severe weather event	—	10.0	(19.9)
Research and development	(54.5)	(42.5)	(31.2)
Unallocated cost of sales(3)	11.9	(0.2)	(16.7)
Total operating income	$760.8	$843.2	$531.9
_______________________________________

(1)
Inclusive of forward losses, changes in estimate on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2019, 2018, and 2017 are further detailed in Note 5, Changes in Estimates.

(2)
Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in 2018. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of sales and selling, general, and administrative expense to other (expense) income within the consolidated statement of operation for all periods presented. Accordingly, expenses of $18.1, $7.4, and $7.3 attributable to the Fuselage Systems segment, Propulsion Systems segment, and Wing Systems segment, respectively, were reclassified into segment operating income for the twelve months ended December 31, 2017.

(3)
For 2019, includes $13.9 related to warranty reserves. For 2018, includes charges of $1.1 related to warranty reserves. For 2017, includes charges of $1.8 and $12.7, related to warranty reserves and charges for excess purchases and purchase commitments, respectively.

Most of the Company’s revenue is obtained from sales inside the U.S. However the Company does generate international sales, primarily from sales to Airbus. The following chart illustrates the split between domestic and foreign revenues:

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$6,566.3	84%	$5,967.1	83%	$5,722.9	82%
International
United Kingdom	771.9	10%	763.3	10%	740.9	11%
Other	524.9	6%	491.6	7%	519.2	7%
Total International	1,296.8	16%	1,254.9	17%	1,260.1	18%
Total Revenues	$7,863.1	100%	$7,222.0	100%	$6,983.0	100%
_______________________________________

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

(1)	Net Revenues are attributable to countries based on destination where goods are delivered.
Most of the Company’s long-lived assets are located within the U.S. Approximately 5% of the Company's long-lived assets based on book value are located in the U.K. with approximately another 3% of the Company's total long-lived assets located in countries outside the U.S. and the U.K. The following chart illustrates the split between domestic and foreign assets:

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
Asset Location	Total Long-Lived Assets	Percent of Total Long-Lived Assets	Total Long-Lived Assets	Percent of Total Long-Lived Assets	Total Long-Lived Assets	Percent of Total Long-Lived Assets
United States	$2,079.4	92%	$2,003.9	92%	$1,939.0	92%
International
United Kingdom	112.4	5%	82.1	4%	82.5	4%
Other	79.9	3%	81.6	4%	83.8	4%
Total International	192.3	8%	163.7	8%	166.3	8%
Total Long-Lived Assets	$2,271.7	100%	$2,167.6	100%	$2,105.3	100%

27.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31, 2019(1)	September 26, 2019(2)	June 27, 2019(3)	March 28, 2019(4)
Net revenues	$1,959.3	$1,919.9	$2,016.1	$1,967.8
Gross profit	$202.0	$272.3	$292.9	$309.5
Operating income	$95.7	$206.1	$226.0	$233.0
Net income	$67.7	$131.3	$168.0	$163.1
Earnings per share, basic	$0.65	$1.27	$1.62	$1.57
Earnings per share, diluted	$0.65	$1.26	$1.61	$1.55
Dividends declared per common share	$0.12	$0.12	$0.12	$0.12

	Quarter Ended
	December 31, 2018(5)	September 27, 2018(6)	June 28, 2018(7)	March 29, 2018(8)
Net revenues	$1,835.3	$1,813.7	$1,836.9	$1,736.1
Gross profit	$300.7	$270.6	$289.7	$225.1
Operating income	$243.6	$222.5	$217.6	$159.5
Net income	$177.6	$168.8	$145.2	$125.4
Earnings per share, basic	$1.70	$1.61	$1.32	$1.11
Earnings per share, diluted	$1.68	$1.59	$1.31	$1.10
Dividends declared per common share	$0.12	$0.12	$0.12	$0.10
______________________________________

(1)	Fourth quarter 2019 earnings include the impact of net unfavorable changes in estimate of $55.2.

(2)	Third quarter 2019 earnings include the impact of net unfavorable changes in estimate of $41.8.

(3)	Second quarter 2019 earnings include the impact of net unfavorable changes in estimate of $10.9.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

(4)	First quarter 2019 earnings include the impact of net favorable changes in estimate of $0.5.

(5)	Fourth quarter 2018 earnings include the impact of net favorable changes in estimate of $3.5.

(6)	Third quarter 2018 earnings include the impact of net unfavorable changes in estimate of $13.5.

(7)	Second quarter 2018 earnings include the impact of net favorable changes in estimate of $24.9.

(8)	First quarter 2018 earnings include the impact of net unfavorable changes in estimate of $22.6.

28.  Acquisitions

Asco

On May 1, 2018, the Company and its wholly-owned subsidiary Spirit AeroSystems Belgium Holdings BVBA (“Spirit Belgium”) entered into a definitive agreement (as amended, the “Asco Purchase Agreement”) with certain private sellers pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco Industries N.V. (“Asco”), a leading supplier of high lift wing structures, mechanical assemblies and major functional components to major OEMs and Tier I suppliers in the global commercial aerospace and military markets subject to certain customary closing adjustments, including foreign currency adjustments (the “Asco Acquisition”). The Asco Purchase Agreement is subject to customary closing conditions, including regulatory approvals. On October 28, 2019, the Company and Spirit Belgium entered into an agreement to amend and restate (the “Asco Amendment”) the Asco Purchase Agreement. The Asco Amendment incorporates amendments to the Purchase Agreement agreed among the Parties to date, and reduces the purchase price for the Asco Acquisition from $604 to $420. In addition, the Asco Amendment reduces the Sellers’ indemnification obligations under the Asco Purchase Agreement to $80 (except with respect to damages resulting or arising from the termination of certain commercial agreements), and removes the closing condition precedent that a “Material Adverse Change” in Asco’s business has not occurred since May 1, 2018.

On January 29, 2020, Asco and Spirit entered into an amendment to the Asco Purchase Agreement extending the date upon which the Asco Purchase Agreement will automatically terminate in the event that conditions to the Asco Acquisition are not satisfied or waived is extended from April 4, 2020, to October 1, 2020. In addition, the Amendment changed the closing date for the Acquisition to the last business day of the month that all conditions precedent are satisfied or waived (provided certain notice requirements are met) or as the parties agree.

Acquisition-related expenses were $12.7 for the twelve months ended December 31, 2019 and are included in selling, general and administrative costs on the condensed and consolidated statements of operations.

Bombardier

On October 31, 2019, Spirit and Spirit AeroSystems Global Holdings Limited (“Spirit UK”), wholly owned subsidiaries of the Company, entered into a definitive agreement (the “Bombardier Purchase Agreement”) with Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation (collectively, the “Bombardier Sellers”) pursuant to which, subject to the satisfaction or waiver of certain conditions, Spirit UK will acquire the outstanding equity of Short Brothers plc (“Shorts”) and Bombardier Aerospace North Africa SAS, and Spirit will acquire substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Business”) for cash consideration of $500 (the “Bombardier Acquisition”).

The Company agreed to procure payment of a special contribution of £100 million (approximately $130) to the Shorts pension scheme after closing and has reached a tentative agreement to delay payment of the special contribution to 2021.

The Bombardier Acquisition, which is expected to close in the first half of 2020, is subject to certain consents, regulatory approvals and customary closing conditions. Closing conditions include, but are not limited to, (i) the absence of certain legal impediments to the consummation of the Bombardier Acquisition, (ii) the receipt of specified third party consents and approvals, including consents from Airbus SE and its subsidiaries, (iii) the receipt of applicable regulatory approvals, and (iv) the absence of a material adverse change to the Bombardier Acquired Business. The Purchase Agreement contains customary representations, warranties and covenants among the parties, including, among others, certain covenants by the Sellers regarding the operation of the Bombardier Acquired Business during the interim period between the execution of the Purchase Agreement and the consummation of the Bombardier Acquisition. The Bombardier Acquisition is not conditioned upon the Company’s receipt of debt financing.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Acquisition-related expenses were $19.6 for the twelve months ended December 31, 2019 and are included in selling, general and administrative costs on the condensed and consolidated statements of operations.

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

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company and parent guarantor of the Notes as further detailed in Note 16, Debt;

(ii)	Spirit, as the subsidiary issuer of the Notes;

(iii)	The Company’s subsidiaries, (the “Non-Guarantor Subsidiaries”), on a combined basis;

(iv)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Holdings and the Non-Guarantor Subsidiaries, (b) eliminate the investments in the Company’s subsidiaries, and (c) record consolidating entries; and

(v)	Holdings and its subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2019

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$7,116.7	$1,420.5	$(674.1)	$7,863.1
Operating costs and expenses
Cost of sales	—	6,197.0	1,263.5	(674.1)	6,786.4
Selling, general and administrative	18.1	223.3	20.0	—	261.4
Impact of severe weather event	—	—	—	—	—
Research and development	—	47.0	7.5	—	54.5
Total operating costs and expenses	18.1	6,467.3	1,291.0	(674.1)	7,102.3
Operating income (loss)	(18.1)	649.4	129.5	—	760.8
Interest expense and financing fee amortization	—	(91.6)	(3.9)	3.6	(91.9)
Other (expense) income, net	—	0.5	(2.7)	(3.6)	(5.8)
Income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(18.1)	558.3	122.9	—	663.1
Income tax benefit (provision)	3.9	(120.2)	(16.5)	—	(132.8)
Income (loss) before equity in net income of affiliates and subsidiaries	(14.2)	438.1	106.4	—	530.3
Equity in net income of affiliates	(0.2)	—	(0.2)	0.2	(0.2)
Equity in net income of subsidiaries	544.5	106.4	—	(650.9)	—
Net income	530.1	544.5	106.2	(650.7)	530.1
Other comprehensive income	95.7	95.7	24.5	(120.2)	95.7
Comprehensive income	$625.8	$640.2	$130.7	$(770.9)	$625.8

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$6,487.3	$1,361.2	$(626.5)	$7,222.0
Operating costs and expenses
Cost of sales	—	5,541.4	1,221.0	(626.5)	6,135.9
Selling, general and administrative	10.4	182.6	17.4	—	210.4
Impact of severe weather event	—	(10.0)	—	—	(10.0)
Research and development	—	37.5	5.0	—	42.5
Total operating costs and expenses	10.4	5,751.5	1,243.4	(626.5)	6,378.8
Operating income (loss)	(10.4)	735.8	117.8	—	843.2
Interest expense and financing fee amortization	—	(79.7)	(5.2)	4.9	(80.0)
Other (expense) income, net	—	—	(2.1)	(4.9)	(7.0)
Income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(10.4)	656.1	110.5	—	756.2
Income tax benefit (provision)	1.9	(122.3)	(19.4)	—	(139.8)
Income (loss) before equity in net income of affiliates and subsidiaries	(8.5)	533.8	91.1	—	616.4
Equity in net income of affiliates	0.6	—	0.6	(0.6)	0.6
Equity in net income of subsidiaries	624.9	91.0	—	(715.9)	—
Net income	617.0	624.8	91.7	(716.5)	617.0
Other comprehensive loss	(68.1)	(68.1)	(26.3)	94.4	(68.1)
Comprehensive income	$548.9	$556.7	$65.4	$(622.1)	$548.9

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Twelve Months Ended December 31, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$6,236.4	$1,362.3	$(615.7)	$6,983.0
Operating costs and expenses
Cost of sales	—	5,592.2	1,218.8	(615.7)	6,195.3
Selling, general and administrative	12.4	177.5	14.8	—	204.7
Impact of severe weather event	—	19.9	—	—	19.9
Research and development	—	27.8	3.4	—	31.2
Total operating costs and expenses	12.4	5,817.4	1,237.0	(615.7)	6,451.1
Operating income (loss)	(12.4)	419.0	125.3	—	531.9
Interest expense and financing fee amortization	—	(41.6)	(5.7)	5.6	(41.7)
Other income (expense), net	—	49.6	0.4	(5.6)	44.4
Income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(12.4)	427.0	120.0	—	534.6
Income tax benefit (provision)	4.7	(161.7)	(23.0)		(180.0)
Income (loss) before equity in net income of affiliates and subsidiaries	(7.7)	265.3	97.0	—	354.6
Equity in net income of affiliates	0.3	—	0.3	(0.3)	0.3
Equity in net income of subsidiaries	362.3	97.0	—	(459.3)	—
Net income	354.9	362.3	97.3	(459.6)	354.9
Other comprehensive income	58.4	58.4	42.2	(100.6)	58.4
Comprehensive income	$413.3	$420.7	$139.5	$(560.2)	$413.3

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2019

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$2,193.3	$157.2	$—	$2,350.5
Restricted cash	—	0.3	—	—	0.3
Accounts receivable, net	—	565.4	301.2	(320.2)	546.4
Inventory, net	—	786.8	332.0	—	1,118.8
Contract assets, short-term	—	458.8	69.5	—	528.3
Other current assets	—	93.5	5.2	—	98.7
Total current assets	—	4,098.1	865.1	(320.2)	4,643.0
Property, plant and equipment, net	—	1,773.0	498.7	—	2,271.7
Right of use assets	—	41.2	7.7	—	48.9
Contract assets, long-term	—	6.4	—	—	6.4
Pension assets	—	424.2	24.9	—	449.1
Investment in subsidiary	1,761.9	838.4	—	(2,600.3)	—
Deferred income taxes	—	106.3	0.2	—	106.5
Other assets	—	148.8	118.4	(186.8)	80.4
Total assets	$1,761.9	$7,436.4	$1,515.0	$(3,107.3)	$7,606.0
Liabilities
Accounts payable	$—	$977.1	$401.4	$(320.2)	$1,058.3
Accrued expenses	—	210.0	30.2	—	240.2
Profit sharing	—	76.9	7.6	—	84.5
Current portion of long-term debt	—	48.4	1.8	—	50.2
Operating lease liabilities, short-term	—	5.3	0.7	—	6.0
Advance payments, short-term	—	21.6	—	—	21.6
Contract liabilities, short-term	—	158.3	—	—	158.3
Forward loss provision, short-term	—	83.9	—	—	83.9
Deferred revenue and other deferred credits, short-term	—	14.5	0.3	—	14.8
Deferred grant income liability — current	—	—	3.6	—	3.6
Other current liabilities	—	29.3	10.0	—	39.3
Total current liabilities	—	1,625.3	455.6	(320.2)	1,760.7
Long-term debt	—	2,974.7	95.6	(86.2)	2,984.1
Operating lease liabilities, long-term	—	36.0	7.0	—	43.0
Advance payments, long-term	—	333.3	—	—	333.3
Pension/OPEB obligation	—	35.7	—	—	35.7
Contract liabilities, long-term	—	356.3	—	—	356.3
Forward loss provision, long-term	—	163.5	—	—	163.5
Deferred grant income liability — non-current	—	9.2	19.8	—	29.0
Deferred revenue and other deferred credits, long-term	—	30.4	4.0	—	34.4
Deferred income taxes	—	—	8.3	—	8.3
Other non-current liabilities	—	190.1	6.3	(100.6)	95.8
Total equity	1,761.9	1,681.9	918.4	(2,600.3)	1,761.9
Total liabilities and shareholders’ equity	$1,761.9	$7,436.4	$1,515.0	$(3,107.3)	$7,606.0

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$705.0	$68.6	$—	$773.6
Restricted cash	—	0.3	—	—	0.3
Accounts receivable, net	—	593.0	310.2	(358.1)	545.1
Inventory, net	—	696.0	316.6	—	1,012.6
Contract assets, short-term	—	420.8	48.6	—	469.4
Other current assets	—	45.3	3.0	—	48.3
Total current assets	—	2,460.4	747.0	(358.1)	2,849.3
Property, plant and equipment, net	—	1,670.8	496.8	—	2,167.6
Contract assets, long-term	—	54.1	—	—	54.1
Pension assets	—	307.0	19.7	—	326.7
Investment in subsidiary	1,238.0	699.0	—	(1,937.0)	—
Deferred income taxes	—	188.0	17.0	—	205.0
Other assets	—	169.1	110.5	(196.4)	83.2
Total assets	$1,238.0	$5,548.4	$1,391.0	$(2,491.5)	$5,685.9
Liabilities
Accounts payable	$—	$855.2	$405.6	$(358.2)	$902.6
Accrued expenses	—	276.7	36.3	0.1	313.1
Profit sharing	—	62.6	5.7	—	68.3
Current portion of long-term debt	—	30.5	0.9	—	31.4
Advance payments, short-term	—	2.2	—	—	2.2
Contract liabilities, short-term	—	157.3	0.6	—	157.9
Forward loss provision, short-term	—	12.4	—	—	12.4
Deferred revenue and other deferred credits, short-term	—	19.5	0.5	—	20.0
Deferred grant income liability — current	—	—	16.0	—	16.0
Other current liabilities	—	52.4	5.8	—	58.2
Total current liabilities	—	1,468.8	471.4	(358.1)	1,582.1
Long-term debt	—	1,856.6	103.2	(95.8)	1,864.0
Advance payments, long-term	—	231.9	—	—	231.9
Pension/OPEB obligation	—	34.6	—	—	34.6
Contract liabilities, long-term	—	369.8	—	—	369.8
Forward loss provision, long-term	—	170.6	—	—	170.6
Deferred grant income liability — non-current	—	5.9	22.1	—	28.0
Deferred revenue and other deferred credits, long-term	—	28.8	2.4	—	31.2
Deferred income taxes	—	—	0.8	—	0.8
Other non-current liabilities	—	223.3	12.1	(100.6)	134.8
Total equity	1,238.0	1,158.1	779.0	(1,937.0)	1,238.1
Total liabilities and shareholders’ equity	$1,238.0	$5,548.4	$1,391.0	$(2,491.5)	$5,685.9

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2019

	Holdings		Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—		$733.3	$189.4		$922.7
Investing activities
Purchase of property, plant and equipment	—		(184.0)	(48.2)		(232.2)
Other	—		0.2	(7.9)		(7.7)
Net cash used in investing activities	—		(183.8)	(56.1)	—	(239.9)
Financing activities
Proceeds from issuance of debt	—		250.0	—	—	250.0
Proceeds from revolving credit facility			900.0			900.0
Principal payments of debt	—		(12.5)	(0.9)	—	(13.4)
Collection on (repayment of) intercompany debt	—		49.4	(49.4)	—	—
Payments on term loan	—		(16.6)	—	—	(16.6)
Payments on revolving credit facility			(100.0)			(100.0)
Taxes paid related to net share settlement awards	—		(12.9)	—	—	(12.9)
Proceeds from issuance of ESPP stock	—		2.6	—	—	2.6
Proceeds (payments) from subsidiary for purchase of treasury stock	75.8		(75.8)	—	—	—
Purchase of treasury stock	(75.8)		—	—	—	(75.8)
Proceeds (payments) from subsidiary for dividends paid	50.4		(50.1)	(0.3)	—	—
Dividends paid	(50.4)		—	—	—	(50.4)
Other			0.9	—	—	0.9
Net cash provided by (used in) financing activities	—		935.0	(50.6)	—	884.4
Effect of exchange rate changes on cash and cash equivalents	—		—	5.9		5.9
Net increase (decrease) in cash, cash equivalents, and restricted cash for the period	—	—	1,484.5	88.6	—	1,573.1
Cash, cash equivalents, and restricted cash, beginning of period	—		725.5	68.6	—	794.1
Cash, cash equivalents, and restricted cash, end of period	$—		$2,210.0	$157.2	$—	$2,367.2

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$643.1	$126.8	$—	$769.9
Investing activities
Purchase of property, plant and equipment	—	(230.5)	(40.7)		(271.2)
Proceeds from sale of assets	—	2.8	0.6	—	3.4
Other	—	(0.5)	0.5	—	—
Net cash used in investing activities	—	(228.2)	(39.6)	—	(267.8)
Financing activities
Proceeds from issuance of debt	—	1,300.0	—	—	1,300.0
Principal payments of debt	—	(5.8)	(0.9)	—	(6.7)
Collection on (repayment of) intercompany debt	—	75.9	(75.9)	—	—
Payments on term loan	—	(256.3)	—	—	(256.3)
Payments on bonds	—	(300.0)	—	—	(300.0)
Debt issuance and financing costs	—	(23.2)	—	—	(23.2)
Taxes paid related to net share settlement awards	—	(15.6)	—	—	(15.6)
Proceeds from issuance of ESPP stock	—	2.1	—	—	2.1
Proceeds (payments) from subsidiary for purchase of treasury stock	805.8	(805.8)	—	—	—
Purchase of treasury stock	(805.8)	—	—	—	(805.8)
Proceeds (payments) from subsidiary for dividends paid	48.0	(48.0)	—	—	—
Dividends paid	(48.0)	—	—	—	(48.0)
Net cash used in financing activities	—	(76.7)	(76.8)	—	(153.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—		—
Net increase (decrease) in cash, cash equivalents, and restricted cash for the period	—	338.2	10.4	—	348.6
Cash, cash equivalents, and restricted cash, beginning of period	—	387.3	58.2	—	445.5
Cash, cash equivalents, and restricted cash, end of period	$—	$725.5	$68.6	$—	$794.1

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$450.5	$123.2	$—	$573.7
Investing activities
Purchase of property, plant and equipment	—	(241.4)	(31.7)		(273.1)
Proceeds from sale of assets	—	0.4	—	—	0.4
Other	—	(0.1)	—	—	(0.1)
Net cash used in investing activities	—	(241.1)	(31.7)	—	(272.8)
Financing activities
Principal payments of debt	—	(1.2)	(1.6)	—	(2.8)
Collection on (repayment of) intercompany debt	—	54.9	(54.9)	—	—
Payments on term loan	—	(25.0)	—	—	(25.0)
Debt issuance and financing costs	—	(0.9)	—	—	(0.9)
Taxes paid related to net share settlement awards	—	(14.2)	—	—	(14.2)
Proceeds from financing under the New Markets Tax Credit Program	—	7.6	—	—	7.6
Proceeds (payments) from subsidiary for purchase of treasury stock	496.3	(496.3)	—	—	—
Purchase of treasury stock	(496.3)	—	—	—	(496.3)
Proceeds (payments) from subsidiary for dividends paid	47.1	(47.1)	—	—	—
Dividends paid	(47.1)	—	—	—	(47.1)
Net cash used in financing activities	—	(522.2)	(56.5)	—	(578.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.6	—	5.6
Net (decrease) increase in cash, cash equivalents, and restricted cash for the period	—	(312.8)	40.6	—	(272.2)
Cash, cash equivalents, and restricted cash, beginning of period	—	700.1	17.6	—	717.7
Cash, cash equivalents, and restricted cash, end of period	$—	$387.3	$58.2	$—	$445.5

30.   Subsequent Events
2020 MOA
On February 6, 2020, Boeing and the Company entered into the 2020 MOA providing for the Company to deliver to Boeing 216 B737 MAX shipsets in 2020. The 2020 MOA provided that an advance payment that the Company received from Boeing in the amount of $123.0 during the third quarter of 2019 will be repaid by offset against the purchase price for year 2022 shipset deliveries. In addition, the 2020 MOA provided that Boeing will pay $225 to the Company in the first quarter of 2020, consisting of (i) $70 in support of the Company's inventory and production stabilization, of which $10 will be repaid by the Company in 2021, and (ii) $155 as an incremental pre-payment for costs and shipset deliveries over the next two years. The 2020 MOA also extended B737 MAX pricing terms through 2033 (previously, the pricing was through December 31, 2030). The parties will execute amendments to their underlying long-term contracts to incorporate the 2020 MOA on or before 60 calendar days following the B737 MAX U.S. Federal Aviation Administration ungrounding. The full text of the 2020 MOA will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the first quarter of 2020, subject to certain omissions of confidential portions.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The 2020 Amendment, 2020 DDTL and Supplemental Indenture
On February 24, 2020, the Company entered into the 2020 Amendment, the 2020 DDTL and the Supplemental Indenture. For additional information, please see Note 16, Debt.

FMI Acquisition
On January 10, 2020, the Company acquired Fiber Materials, Inc. (FMI) for $120. The fair value determination of the acquired assets and liabilities is in work as of the report date. FMI is based in Biddeford, Maine, and has more than 200 employees at two facilities. FMI's main operations focus on multidirectional reinforced composites that enable high-temperature applications such as thermal protection systems, re-entry vehicle nose tips, and rocket motor throats and nozzles. Acquiring FMI aligns with the Company’s strategic growth objectives to diversify its customer base and expand the current defense business. Operating results for this acquisition will be included in the Company’s Consolidated Statements of Operations from the date of acquisition and reflected in segment reporting in accordance with the nature of FMI’s individual contracts.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management with the participation of our President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures and has concluded that, because of the material weakness in our internal control over financial reporting discussed below, these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) were not effective as of December 31, 2019. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In light of the material weakness discussed below, the Company performed additional analysis and other post-closing procedures related to claims and assertions and other subjective elements and key judgments of our estimate at completion process ("EAC process"), including direct confirmation with key customers of outstanding claims included within our program estimates, to ensure our consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance of the reliability of our financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
(1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;
(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on our assessment as of December 31, 2019, we identified a material weakness in our internal control related to our EAC process that supports the Company’s financial reporting process. Specifically, the material weakness related to the failure of controls over the completeness, existence and valuation of certain accounts contained within the program EAC process, including contingent liabilities, as a result of instances of non-compliance with our existing policies and controls. The policies require that customer claims and assertions are incorporated in the margin estimated at completion upon receipt of the information, whether received orally or written. Given that approximately seventy-six percent of the Company’s contracts recognize revenue as “over time” contracts in accordance with U.S. GAAP, the instance of non-compliance is a critical item the Company must address. As a result of such non-compliance, the Company concluded that it should have recorded an incremental contingent liability of less than $8.0 million for the three month period ending September 26, 2019. We do not believe this amount is material, either quantitatively or qualitatively, to our consolidated financial statements as of and for the three-month period ending September 26, 2019. Although this matter did not result in a material misstatement of the Company’s third quarter 2019 consolidated financial statements or any other previously issued financial statements, the error, and our evaluation of the deficiencies, led us to conclude that a material weakness exists.
Because of the material weakness, management concluded that the Company did not maintain effective internal controls over financial reporting as of December 31, 2019, based on criteria in Internal Control - Integrated Framework issued by COSO.

Remediation Plan and Efforts with Respect to Material Weaknesses

Our management has developed a plan to remediate the material weakness in our internal control over financial reporting as follows:

•	Management changes.

•
Enhance training around the appropriate treatment of claims and assertions and other subjective elements and key judgments of our EAC process to reinforce the existing written Company policies. This training will focus on control owners within the EAC process, including program, accounting and executive leadership.

•
Reassess processes and design of controls to ensure that all customer claims and assertions are identified and evaluated in accordance with established Company policies and procedures. This remediation step will include validation and reconciliation of claims data with our key customers and retention of this data in a centralized claims repository to facilitate the completeness of our accounting for claims and assertions.

Our management expects the remediation plan to extend over multiple financial reporting periods throughout 2020.

During the course of the remediation of existing processes and controls, implementation of additional processes and controls and testing of the operating effectiveness of such remediated and newly implemented controls and additional processes, we may identify additional control deficiencies that could give rise to other material weaknesses, in addition to the material weakness described above. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to modify certain of the remediation measures.

Change in Internal Control Over Financial Reporting

Except for the matters discussed in this Item 9A, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Spirit AeroSystems Holdings, Inc. internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Spirit AeroSystems Holdings, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s Estimate-at-Completion process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Spirit AeroSystems Holdings, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated February 28, 2020, which expressed an unqualified opinion thereon.

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
February 28, 2020

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information concerning the executive officers of Spirit is included in Part I of this Annual Report on Form 10-K and is incorporated by reference herein. The information otherwise required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be provided in Spirit Holdings’ proxy statement for its 2020 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year (the “2020 Proxy Statement”) and is incorporated by reference herein.
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

Item 11.    Executive Compensation
The information required by Item 402 and Item 407(e)(4) and (e)(5) of Regulation S-K will be provided in the 2020 Proxy Statement and is incorporated by reference herein.

Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under Item 407(e)(5) incorporated by reference from the 2020 Proxy Statement shall not be deemed to be “soliciting material,” or to be “filed” with the Commission, or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the securities authorized for issuance under equity compensation plans included in Part II, Item 5 of this Annual Report on Form 10-K is incorporated by reference herein. The information required by Item 403 of Regulation S-K will be provided in the 2020 Proxy Statement and is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be provided in the 2020 Proxy Statement and is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A will be provided in the 2020 Proxy Statement and is incorporated by reference herein.

Part IV
*Item 15.    Exhibits and Financial Statement Schedules

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
2.3	Asset Purchase Agreement, between Spirit AeroSystems Inc., Triumph Aerostructures - Tulsa LLC and Triumph Group, Inc., dated as of December 8, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.1
2.4	Amendment 1 to Asset Purchase Agreement, between Spirit AeroSystems, Inc., Triumph Aerostructures - Tulsa, LLC and Triumph Group, Inc., dated as of December 30, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.2
3.1	Third Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 1, 2017, Exhibit 3.1
3.2	Seventh Amended and Restated By Laws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed July 27, 2018, Exhibit 3.2
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.7	Indenture dated as of June 1, 2016, governing the 3.850% Senior Notes due 2026, by and among Spirit, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.1
4.8	Form of 3.850% Senior Note due 2026	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.2
4.9	Supplemental Indenture, dated December 5, 2016, governing the 3.850% Senior Notes due 2026	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 4.9
4.10	Indenture, dated as of May 30, 2018, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and the Bank of New York Mellon Trust Company,.	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.1
4.11	Form of Senior Floating Rate Note due 2021	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.2
4.12	Form of 3.950% Senior Note due 2023	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.3
4.13	Form of 4.600% Senior Note due 2028	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.4
4.14
Second Supplemental Indenture, dated as of February 24, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.

Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 4.1
4.15	Description of Spirit AeroSystems Holdings, Inc. Securities Registered under Section 12 of the Exchange Act.	*

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.1	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.2†	Spirit AeroSystems Holdings, Inc. Amended and Restated Deferred Compensation Plan, As Amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.34
10.3†	Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan	Registration Statement on Form S-8 (File No. 333-195790), filed May 8, 2014, Exhibit 10.1.
10.4†	First Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.1
10.5†	Second Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated October 23, 2019	*
10.6†	Employment Agreement between Spirit AeroSystems, Inc. and Samantha Marnick, effective as of February 22, 2006 and annual Executive Compensation Letter, dated May 3, 2013	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 2, 2014, Exhibit 10.1
10.7†	Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.44
10.8†	Amendment to Employment Agreement between Spirit Aerosystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.45
10.9†	Employment Agreement, dated as of February 13, 2016, between Spirit AeroSystems, Inc. and Thomas C. Gentile III	Current Report on Form 8-K (File No. 001-33160), filed February 16, 2016, Exhibit 10.1
10.10†	Employment Agreement between Spirit AeroSystems, Inc. and Ron Rabe, effective as of June 9, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.4
10.11†	Employment Agreement between Spirit AeroSystems, Inc., and Stacy Cozad, effective as of January 4, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.61
10.12†	Employment Agreement between Spirit AeroSystems, Inc. and Bill Brown, effective as of May 5, 2014	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.17
10.13†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.3

10.14†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Plan, as amended and restated effective January 23, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.1
10.15†	Short-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.4
10.16†	Director Stock Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective April 25, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 8, 2019, Exhibit 10.20
10.17†
Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 25, 2017 (filed as Exhibit 10.5 to the Annual Report on Form 10-K (File No. 001-33160), filed with the Securities and Exchange Commission on February 10, 2017)
Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.5
10.18†	Employee Stock Purchase Plan	Registration Statement on Form S-8 (File No. 333-220358), filed September 6, 2017, Exhibit 4.2
10.19†	Amended and Restated Employee Stock Purchase Plan, effective January 21, 2020	*
10.20†	Form of Time-Based Restricted Stock Award Agreement	*
10.21†	Form of Performance-Based Restricted Stock Award Agreement	*
10.22†	Retirement and Consulting Agreement and General Release, dated June 7, 2016, between Spirit AeroSystems, Inc. and Larry A. Lawson	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.3
10.23†	Retirement and Consulting Agreement and General Release, dated November 20, 2018, between Spirit AeroSystems, Inc. and Sanjay Kapoor	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.26
10.24†	Employment Agreement between Spirit AeroSystems, Inc., and Jose Garcia, effective as of January 9, 2019	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.27
10.25†
Second Amended and Restated Credit Agreement, dated as of July 12, 2018, among Spirit AeroSystems Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein
Current Report on Form 8-K (File No. 001-33160), filed July 13, 2018, Exhibit 10.1
10.26††	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.27††	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25

10.28††	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.29††	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.30††	Special Business Provisions (Sustaining), as amended through February 6, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.17
10.31††	Amendment 9 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 4, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.1
10.32††	Amendment 10 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 26, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.2
10.33††	Amendment 2, dated March 4, 2011, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.2
10.34††	Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of March 9, 2012, amending Special Business Provisions (Sustaining)	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.4
10.35††	Memorandum of Agreement (737 MAX Non-Recurring Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 7, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.2
10.36††	Memorandum of Agreement (Pricing Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 8, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.3
10.37††	Amendment 11 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of March 10, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2015, Exhibit 10.1
10.38††	Amendment 12 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 9, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.1
10.39††	Amendment 13 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 4, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.57
10.40††	Amendment 14 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 21, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.2
10.41††	Amendment 17 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 23, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.58

10.42††	Amendment 20 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.59
10.43††	Amendment 21 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of May 9, 2016	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.4
10.44††	Amendment 22 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.53
10.45††	Amendment 23 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 16, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.54
10.46††	Amendment 24 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 20, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.55
10.47††	Amendment 25 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 16, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.7
10.48††	Amendment 26 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 23, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.8
10.49††	Amendment 27 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 31, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.9
10.50††	Amendment 28 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 22, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.1
10.51††	Amendment 29 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 20, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.2
10.52††	Amendment 30 to Special Business Provisions (SBP) MS-65530-0016, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.2
10.53††	Amendment 31 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 18, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.59
10.54††	Amendment 32 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 15, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.60
10.55††	Amendment 33 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 30, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.61
10.56††	Amendment 34 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of February 23, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 3, 2018, Exhibit 10.1
10.57††	Amendment 35 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of April 18, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.4

10.58††	Amendment 36 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 20, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.5
10.59††	Amendment 37 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2018, Exhibit 10.1
10.60††	Collective Resolution Memorandum of Understanding between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 1, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.3
10.61††	Amendment 38 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.67
10.62††	Amendment 39 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.68
10.63††	Collective Resolution 2.0 Memorandum of Agreement between the Boeing Company and Spirit AeroSystems, Inc., dated as of December 21, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.69
10.64††	Amendment 40 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of January 30, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.5
10.65††	Amendment 41 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 29, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.6
10.66††	Memorandum of Agreement between the Boeing Company and Spirit AeroSystems, Inc., 737 Production Rate Adjustments, dated as of April 12, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.1
10.67††	Amendment 43 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 22, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.2
10.68††	Amendment 44 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 19, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.1
10.69††	Amendment 45 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	*
10.70††	Amendment 46 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	*

10.71††
B787 General Terms Agreement BCA-65520-0032between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the General Terms Agreement, dated June 16, 2005, Amendment 1 thereto, dated June 19, 2009, and Amendment 2 thereto, dated May 12, 2011
Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.3

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.72††
B787 Special Business Provisions BCA-MS-65530-0019, dated August 20, 2012, between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the Special Business Provisions, dated June 16, 2005, and Amendments 1 through 19 thereto
Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.4
10.73††	Amendment 20 to B787 Special Business Provisions BCA-MS-65530-0019, dated June 5, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.5
10.74††	Amendment 21 to B787 Special Business Provisions BCA-MS-65530-0019, dated July 1, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.6
10.75††	Amendment 22 Revision 1 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 4, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.7
10.76††	Amendment 23 to B787 Special Business Provisions BCA-MS-65530-0019, dated August 3, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.8
10.77††	Amendment 24 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 16, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.9
10.78††	Amendment 25 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.10
10.79††	Amendment 26 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated December 14, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.71
10.80††	Amendment 27 to B787 Special Business Provisions BCA-MS-65530-0019, between The Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2018, Exhibit 10.2
10.81††	Amendment 28 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 30, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.4
10.82††	Amendment 29 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 14, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.3

10.83††	Amendment 30 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 12, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.2
10.84††	Amendment 31 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	*
10.85
Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA and Spirit AeroSystems Holdings, Inc.
Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.3
10.86	Letter Agreement, dated March 19, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.2
10.87	Letter Agreement, dated March 27, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.3
10.88
Letter Agreement, dated May 3, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.
Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.4
10.89
Amended and Restated Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 14, 2019 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.
Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.5
10.90
Letter Agreement, dated June 3, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V. (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.
Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.6
10.91
Letter Agreement, dated July 14, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V.(as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.
Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.7
10.92
Amended and Restated Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated October 28, 2019 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.
Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.3
10.93
Letter Agreement, dated January 29, 2020, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V.(as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.

*

10.94††
Agreement for the Sale and Purchase of (1) the Entire Issued Share Capital of Short Brothers plc and Bombardier Aerospace North Africa SAS and (2) Certain Other Assets, dated October 31, 2019, by and between Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc., Bombardier Services Corporation, Spirit AeroSystems Global Holdings Limited, and Spirit AeroSystems, Inc.
*
10.95
First Amendment to the Second Amended and Restated Credit Agreement, dated as of February 24, 2020, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent.
Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 10.1
10.96
Delayed Draw Term Loan Credit Agreement, dated as of February 24, 2020, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, Spirit AeroSystems North Carolina, Inc., as subsidiary guarantor, and the lenders party thereto, Bank of America, N.A., as administrative agent.
Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 10.2
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
23.1	Consent of Ernst & Young LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
101.INS@	XBRL Instance Document	*
101.SCH@	XBRL Taxonomy Extension Schema Document	*
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB@	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document	*
_______________________________________

†	Indicates management contract or compensation plan or arrangement

††	Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on February 28, 2020.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Mark J. Suchinski
Mark J. Suchinski Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Gentile III	Director, President and Chief Executive	February 28, 2020
Thomas C. Gentile III	Officer (Principal Executive Officer)

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	February 28, 2020
Mark J. Suchinski	Officer (Principal Financial Officer)

/s/ Damon Ward	Interim Corporate Controller	February 28, 2020
Damon Ward	(Principal Accounting Officer)

/s/ Robert Johnson	Director, Chairman of the Board	February 28, 2020
Robert Johnson

/s/ Stephen Cambone	Director	February 28, 2020
Stephen Cambone

/s/ Charles Chadwell	Director	February 28, 2020
Charles Chadwell

/s/ Irene M. Esteves	Director	February 28, 2020
Irene M. Esteves

/s/ Paul Fulchino	Director	February 28, 2020
Paul Fulchino

/s/ Richard Gephardt	Director	February 28, 2020
Richard Gephardt

/s/ Ronald Kadish	Director	February 28, 2020
Ronald Kadish

/s/ John L. Plueger	Director	February 28, 2020
John L. Plueger

/s/ Laura Wright	Director	February 28, 2020
Laura Wright