Form 10-Q
period 2020-04-02
Spirit AeroSystems Holdings, Inc.
filed 2020-05-06
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 2, 2020
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 29, 2020, the registrant had 105,543,601 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	April 2, 2020	March 28, 2019
	($ in millions, except per share data)
Revenue	$1,077.3	$1,967.8
Operating costs and expenses
Cost of sales	1,112.5	1,658.3
Selling, general and administrative	77.4	63.6
Restructuring costs	42.6	—
Research and development	12.3	12.9
Total operating costs and expenses	1,244.8	1,734.8
Operating (loss) income	(167.5)	233.0
Interest expense and financing fee amortization	(32.2)	(18.8)
Other expense, net	(49.0)	(11.0)
(Loss) income before income taxes and equity in net (loss) income of affiliate	(248.7)	203.2
Income tax benefit (provision)	87.2	(40.1)
(Loss) income before equity in net (loss) income of affiliate	(161.5)	163.1
Equity in net loss of affiliate	(1.5)	—
Net (loss) income	$(163.0)	$163.1
(Loss) earnings per share
Basic	$(1.57)	$1.57
Diluted	$(1.57)	$1.55

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended
	April 2, 2020	March 28, 2019
	($ in millions)
Net (loss) income	$(163.0)	$163.1
Changes in other comprehensive (loss) gain, net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $28.8 and $0.1 for the three months ended, respectively	(93.2)	(0.3)
Unrealized foreign exchange (loss) gain on intercompany loan, net of tax effect of $0.9 and ($0.2) for the three months ended, respectively	(2.9)	0.9
Unrealized loss on interest rate swaps, net of tax effect of $3.0 for the three months ended	(9.8)	—
Foreign currency translation adjustments	$(35.8)	$9.4
Total other comprehensive (loss) gain	(141.7)	10.0
Total comprehensive (loss) income	$(304.7)	$173.1

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	April 2, 2020	December 31, 2019
	($ in millions)
Assets
Cash and cash equivalents	$1,833.6	$2,350.5
Restricted cash	0.3	0.3
Accounts receivable, net	508.6	546.4
Contract assets, short-term	380.9	528.3
Inventory, net	1,168.7	1,118.8
Other current assets	134.0	98.7
Total current assets	4,026.1	4,643.0
Property, plant and equipment, net	2,253.2	2,271.7
Right of use assets	47.5	48.9
Contract assets, long-term	10.4	6.4
Pension assets	282.6	449.1
Deferred income taxes	192.6	106.5
Goodwill	78.5	2.4
Intangible assets, net	30.6	1.2
Other assets	79.6	76.8
Total assets	$7,001.1	$7,606.0
Liabilities
Accounts payable	$740.7	$1,058.3
Accrued expenses	286.1	240.2
Profit sharing	17.6	84.5
Current portion of long-term debt	52.7	50.2
Operating lease liabilities, short-term	5.9	6.0
Advance payments, short-term	17.8	21.6
Contract liabilities, short-term	166.9	158.3
Forward loss provision, short-term	91.5	83.9
Deferred revenue and other deferred credits, short-term	17.9	14.8
Other current liabilities	37.0	42.9
Total current liabilities	1,434.1	1,760.7
Long-term debt	2,978.2	2,984.1
Operating lease liabilities, long-term	41.7	43.0
Advance payments, long-term	327.3	333.3
Pension/OPEB obligation	50.9	35.7
Contract Liabilities, long-term	388.9	356.3
Forward loss provision, long-term	146.9	163.5
Deferred revenue and other deferred credits, long-term	36.8	34.4
Deferred grant income liability — non-current	27.4	29.0
Deferred income taxes	8.2	8.3
Other non-current liabilities	104.3	95.8
Stockholders’ Equity
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 105,399,855 and 104,882,379 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,125.6	1,125.0
Accumulated other comprehensive loss	(250.9)	(109.2)
Retained earnings	3,036.9	3,201.3
Treasury stock, at cost (41,523,470 shares each period, respectively)	(2,456.8)	(2,456.8)
Total stockholders' equity	1,455.9	1,761.4
Noncontrolling interest	0.5	0.5
Total equity	1,456.4	1,761.9
Total liabilities and equity	$7,001.1	$7,606.0
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2019	104,882,379	$1.1	$1,125.0	$(2,456.8)	$(109.2)	$3,201.3	$1,761.4
Net loss	—	—	—	—	—	(163.0)	(163.0)
Dividends Declared(a)	—	—	—	—	—	(1.4)	(1.4)
Employee equity awards	736,078	—	12.3	—	—	—	12.3
Stock forfeitures	(83,998)	—	—	—	—	—	—
Net shares settled	(190,581)	—	(13.0)	—	—	—	(13.0)
ESPP shares issued	55,977	—	1.3				1.3
Other comprehensive loss	—	—	—	—	(141.7)	—	(141.7)
Balance — April 2, 2020	105,399,855	$1.1	$1,125.6	$(2,456.8)	$(250.9)	$3,036.9	$1,455.9

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2018	105,461,817	$1.1	$1,100.9	$(2,381.0)	$(196.6)	$2,713.2	$1,237.6
Net income	—	—	—	—	—	163.1	163.1
Adoption of ASC 606	—	—	—	—	(8.3)	8.3	—
Dividends Declared(a)	—	—	—	—	—	(12.7)	(12.7)
Employee equity awards	351,459	—	7.7	—	—	—	7.7
Stock forfeitures	(27,604)	—	—	—	—	—	—
Net shares settled	(112,436)	—	(10.0)	—	—	—	(10.0)
Treasury shares	(796,409)	(0.1)	—	(75.0)	—	—	(75.1)
Other comprehensive gain	—	—	—	—	10.0	—	10.0
Balance — March 28, 2019	104,876,827	$1.0	$1,098.6	$(2,456.0)	$(194.9)	$2,871.9	$1,320.6

(a) Cash dividends declared per common share were $0.01 for the three months ended April 2, 2020. Cash dividends declared per common share were $0.12 for the three months ended March 28, 2019.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	April 2, 2020	March 28, 2019
Operating activities	($ in millions)
Net (loss) income	$(163.0)	$163.1
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation expense	66.8	60.5
Amortization expense	0.5	—
Amortization of deferred financing fees	1.9	0.8
Accretion of customer supply agreement	1.1	1.1
Employee stock compensation expense	9.8	7.7
Loss from derivative instruments	—	9.6
Gain from foreign currency transactions	(6.5)	(0.1)
Loss (gain) on disposition of assets	0.2	(0.1)
Deferred taxes	(61.5)	8.1
Pension and other post-retirement benefits, net	59.9	(6.4)
Grant liability amortization	(2.4)	(5.7)
Forward loss provision	(9.0)	(11.3)
Changes in assets and liabilities
Accounts receivable, net	36.1	(68.8)
Inventory, net	(59.4)	23.5
Contract assets	144.5	(57.6)
Accounts payable and accrued liabilities	(278.6)	129.9
Profit sharing/deferred compensation	(66.7)	(48.0)
Advance payments	(19.8)	(2.2)
Income taxes receivable/payable	(32.8)	29.4
Contract liabilities	39.1	4.9
Deferred revenue and other deferred credits	6.3	11.6
Other	2.2	(7.8)
Net cash (used in) provided by operating activities	(331.3)	242.2
Investing activities
Purchase of property, plant and equipment	(31.0)	(40.8)
Equity in assets of affiliates	1.5	—
Acquisition, net of cash acquired	(118.1)	—
Other	0.3	0.1
Net cash used in investing activities	(147.3)	(40.7)
Financing activities
Proceeds from issuance of debt	—	250.0
Proceeds from revolving credit facility	—	100.0
Customer financing	10.0	—
Principal payments of debt	(7.3)	(2.6)
Payments on term loan	(5.7)	—
Taxes paid related to net share settlement awards	(13.1)	(10.0)
Proceeds from issuance of ESPP stock	1.3	—
Debt issuance and financing costs	(4.8)	—
Purchase of treasury stock	—	(75.0)
Dividends paid	(12.4)	(12.7)
Net cash (used in) provided by financing activities	(32.0)	249.7
Effect of exchange rate changes on cash and cash equivalents	(6.2)	(0.3)
Net (decrease) increase in cash, cash equivalents, and restricted cash for the period	(516.8)	450.9
Cash, cash equivalents, and restricted cash, beginning of period	2,367.2	794.1
Cash, cash equivalents, and restricted cash, end of period	$1,850.4	$1,245.0

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Three Months Ended
	April 2, 2020	March 28, 2019
Cash and cash equivalents, beginning of the period	$2,350.5	$773.6
Restricted cash, short-term, beginning of the period	0.3	0.3
Restricted cash, long-term, beginning of the period	16.4	20.2
Cash, cash equivalents, and restricted cash, beginning of the period	$2,367.2	$794.1

Cash and cash equivalents, end of the period	$1,833.6	$1,228.4
Restricted cash, short-term, end of the period	0.3	0.3
Restricted cash, long-term, end of the period	16.5	16.3
Cash, cash equivalents, and restricted cash, end of the period	$1,850.4	$1,245.0
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

1.  Organization and Basis of Interim Presentation

Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) provides manufacturing and design expertise in a wide range of fuselage, propulsion, and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). The Company's headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; Saint-Nazaire, France; San Antonio, Texas; and Biddeford, Maine.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the three months ended April 2, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020 (the “2019 Form 10-K”).

The Company's significant accounting policies are described in Note 3, Summary of Significant Accounting Policies to our consolidated financial statements in the 2019 Form 10-K. The single update to the significant accounting policies described in the 2019 Form 10-K is related to the impact of adopting ASU No. 2016-13, Financial Instruments - Credit losses (Topic 326) (“ASU 2016-13”) and is described in detail in Note 5, Accounts Receivable, net - Allowance for Credit Losses.

2.  Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, which requires the immediate recognition of management's estimates of current expected credit losses. ASU 2016-13 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2019. Early adoption is permitted after fiscal years beginning December 15, 2018. The Company adopted ASU 2016-13 as of January 1, 2020 by means of the modified retrospective method and required cumulative-effect adjustment to the opening retained earnings as of that date. The cumulative-effect adjustment to the opening retained earnings as of January 1, 2020 was not material. All credit losses in accordance with ASU 2016-13 were on receivables and/or contract assets arising from the Company’s contracts with customers including the cumulative-effect adjustment to the opening retained earnings. There is no significant impact to our operating results for the current period due to ASU 2016-13.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. There was not a significant impact of adopting this guidance on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 of the goodwill impairment test and the

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

qualitative assessment for any reporting unit with a zero or negative carrying amount. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption did not have an impact on our financial statements.

3.  New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022, and an entity may elect to apply ASU 2020-04 for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12”) which modifies FASB Accounting Standards Codification 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, and for interim periods therein with early adoption permitted. Adoption on a retrospective basis for all periods presented is required. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

4.  Changes in Estimates

The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts (and options if applicable), and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts (and options, if any) and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications. The quarterly and year-to-date forward losses relate primarily to negative changes in estimates on the B787 program due to disruption related to the rate reduction and A350 program due to cost performance and price step downs.

Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, April 2, 2020. Subsequent to this date, there have been significant changes to the global economic situation and to public securities markets as a consequence of the novel strain of coronavirus ("COVID-19") pandemic. It is reasonably possible that this could cause changes to estimates as a result of the financial circumstances of the markets in which

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy.

Changes in estimates are summarized below:

	For the Three Months Ended
Changes in Estimates	April 2, 2020	March 28, 2019
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	$(4.0)	$(1.2)
Propulsion	(1.5)	(2.8)
Wing	(2.7)	(0.2)
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(8.2)	$(4.2)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Fuselage	$(13.2)	$3.7
Propulsion	(3.1)	0.5
Wing	(3.4)	0.5
Total Changes in Estimates (Forward Loss) on Loss Programs	$(19.7)	$4.7

Total Change in Estimate	$(27.9)	$0.5
EPS Impact (diluted per share based upon 2020 forecasted effective tax rate)	$(0.17)	$—

5.  Accounts Receivable, net

Accounts receivable represent the Company’s unconditional rights to consideration, subject to the payment terms of the contract, for which only the passage of time is required before payment. Unbilled receivables are reflected under contract assets on the balance sheet. Prior periods allowance for credit losses were based on legacy GAAP. Beginning January 1, 2020, management assesses and records an allowance for credit losses using a current expected credit loss ("CECL") model. See Allowance for Credit Losses, below.

Accounts receivable, net consists of the following:

	April 2, 2020	December 31, 2019
Trade receivables	$481.4	$515.2
Other	28.1	32.6
Less: allowance for doubtful accounts	(0.9)	(1.4)
Accounts receivable, net	$508.6	$546.4

The Company has two agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to third party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and continue to allow Spirit to monetize prior to the payment date for the receivables, subject to payment of a discount. No guarantees are delivered under the agreements. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being derecognized from the Company's balance sheet. For the three months ended April 2, 2020, $718.1 of accounts receivable have been sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

sale of receivables is $3.1 for the three months ended April 2, 2020 and is included in Other income and expense. See Note 21, Other (Expense) Income, Net.

Allowance for Credit Losses

Beginning January 1, 2020, management assesses and records an allowance for credit losses on financial assets within the scope of ASU 2016-13 using the CECL model. Prior periods allowance for credit losses were based on a review of outstanding receivables that are charged off against the allowance after the potential for recovery is considered remote in accordance with legacy GAAP. The amount necessary to adjust the allowance for credit losses to management’s current estimate, as of the reporting date, on these assets is recorded in net income as credit loss expense. All credit losses reported in accordance with ASU 2016-13 were on trade receivables and/or contract assets arising from the Company’s contracts with customers.

In determining the appropriate methodology to use within the CECL model for receivables and contract assets arising from the Company’s contracts with customers, the Company considered the risk characteristics of the applicable assets. Spirit segregated the trade receivables and Contract Assets into “pools” of assets at the major customer level. The Company's assessment was based on similarity of risk characteristics shared by these pool of assets. Management observed that risks for collectability, with regard to the trade receivables and contract assets resulting from contracts with customers include: macro level economic conditions that impact all of Spirit’s customers, macro level market conditions that could impact Spirit’s customers in certain aircraft categories, certain customer specific market conditions, certain customer specific economic conditions, certain customer specific administrative conditions.

The Company selected a loss-rate method for the CECL model, based on the relationship between historical write-offs of receivables and the underlying sales by major customer. Utilizing this model, a historical loss-rate is applied against the amortized cost of applicable assets, at the time the asset is established. The loss rate reflects the Company’s current estimate of the risk of loss (even when that risk is remote) over the expected remaining contractual life of the assets. The Company's policy is to deduct write-offs from the allowance for credit losses account in the period in which the financial assets are deemed uncollectible.

The changes to the allowance for credit losses and related credit loss expense reported for the current period were solely based on the unadjusted results of the CECL model. During the reported period, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or CECL methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended April 2, 2020 or the period ended March 28, 2019. See also Note 5, Accounts Receivable, net - Allowance for Credit Losses.

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

	April 2, 2020	December 31, 2019	Change
Contract assets	$391.3	$534.7	$(143.4)
Contract liabilities	(555.8)	(514.6)	(41.2)
Net contract assets (liabilities)	$(164.5)	$20.1	$(184.6)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

For the period ended April 2, 2020, the decrease in contract assets reflects the net impact of less overtime revenue recognition in relation to billed revenues during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $33.1 of revenue that was included in the contract liability balance at the beginning of the period.

	March 28, 2019	December 31, 2018	Change
Contract assets	$582.2	$523.5	$58.7
Contract liabilities	(532.4)	(527.7)	(4.7)
Net contract assets (liabilities)	$49.8	$(4.2)	$54.0

For the period ended March 28, 2019, the increase in contract assets reflects the net impact of additional revenues recognized in excess of billed revenues during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $19.4 of revenue that was included in the contract liability balance at the beginning of the period.

7.  Revenue Disaggregation and Outstanding Performance Obligations
Disaggregation of Revenue
The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time, based upon the location where products and services are transferred to the customer, and based upon major customer. The Company’s principal operating segments and related revenue are noted in Note 22, Segment Information.

The following tables show disaggregated revenues for the three months ended April 2, 2020 and March 28, 2019:

	For the Three Months Ended
Revenue	April 2, 2020	March 28, 2019
Contracts with performance obligations satisfied over time	$605.9	$1,479.7
Contracts with performance obligations satisfied at a point in time	471.4	488.1
Total Revenue	$1,077.3	$1,967.8

The following table disaggregates revenue by major customer:

	For the Three Months Ended
Customer	April 2, 2020	March 28, 2019
Boeing	$676.1	$1,548.4
Airbus	287.2	329.8
Other	114.0	89.6
Total Revenue	$1,077.3	$1,967.8

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended
Location	April 2, 2020	March 28, 2019
United States	$782.5	$1,627.9
International
United Kingdom	184.1	209.5
Other	110.7	130.4
Total International	294.8	339.9
Total Revenue	$1,077.3	$1,967.8

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2020	2021	2022	2023 and After
Unsatisfied performance obligations	$2,955.1	$4,716.9	$4,806.7	$2,767.4

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

	April 2, 2020	December 31, 2019
Raw materials	$321.0	$253.1
Work-in-process(1)	803.1	822.8
Finished goods	16.8	14.5
Product inventory	1,140.9	1,090.4
Capitalized pre-production	27.8	28.4
Total inventory, net	$1,168.7	$1,118.8

(1)
Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the periods ended April 2, 2020 and December 31, 2019, work-in-process inventory includes $158.2 and $157.2, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

Product inventory, summarized in the table above, is shown net of valuation reserves of $42.2 and $39.0 as of April 2, 2020 and December 31, 2019, respectively.

Excess capacity and abnormal costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the period ended April 2, 2020 includes the impact of $73.4 in excess capacity costs related to the B737 MAX production schedule adjustment that began on January 1, 2020, and the impact of $25.4 in abnormal costs of temporary workforce adjustments resulting from the COVID-19 Boeing production suspension that began on March 25, 2020.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	April 2, 2020	December 31, 2019
Land	$17.2	$15.9
Buildings (including improvements)	926.5	924.0
Machinery and equipment	1,989.9	1,941.5
Tooling	1,051.3	1,047.4
Capitalized software	277.3	277.8
Construction-in-progress	178.3	192.8
Total	4,440.5	4,399.4
Less: accumulated depreciation	(2,187.3)	(2,127.7)
Property, plant and equipment, net	$2,253.2	$2,271.7

Capitalized interest was $1.2 and $2.1 for the three months ended April 2, 2020 and March 28, 2019, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $30.5 and $35.6 for the three months ended April 2, 2020 and March 28, 2019, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.3 and $4.3 for the three months ended April 2, 2020 and March 28, 2019, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  For the period ended April 2, 2020, the Company determined that the economic uncertainty caused by the COVID-19 pandemic was a trigger for an impairment review of long-lived assets. As a result of management’s review, we determined that there is no impairment related to COVID-19 as of April 2, 2020.

10. Leases
The Company determines if an arrangement is a lease at the inception of a signed agreement. Operating leases are included in in right-of-use (“ROU”) assets (long-term), short-term operating lease liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. Finance leases are included in Property, Plant and Equipment, current maturities of long-term debt, and long-term debt.
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
For the three months ended April 2, 2020, total net lease cost was $9.6. This was comprised of $2.2 of operating lease costs, $5.8 amortization of assets related to finance leases, and $1.6 interest on finance lease liabilities. For the three months ended March 28, 2019, total net lease cost was $4.4. This was comprised of $2.2 of operating lease costs, $1.8 amortization of assets related to finance leases, and $0.4 interest on finance lease liabilities.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended	For the Three Months Ended
	April 2, 2020	March 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.2	$2.2
Operating cash flows from finance leases	$1.6	$0.4
Financing cash flows from finance leases	$6.7	$1.8

ROU assets obtained in exchange for lease obligations:
Operating leases	$0.2	$0.1
Supplemental balance sheet information related to leases:

	April 2, 2020	December 31, 2019
Finance leases:
Property and equipment, gross	$194.8	$165.5
Accumulated amortization	(28.9)	(23.5)
Property and equipment, net	$165.9	$142.0

The weighted average remaining lease term as of April 2, 2020 for operating and finance leases was 10.1 years and 6.2 years, respectively. The weighted average discount rate as of April 2, 2020 for operating and finance leases was 5.6% and 4.2%, respectively. The weighted average remaining lease term as of December 31, 2019 for operating and finance leases was 10.2 years and 6.5 years, respectively. The weighted average discount rate as of December 31, 2019 for operating and finance leases was 5.6% and 4.3%, respectively. See Note 15, Debt, for current and non-current finance lease obligations. There has not been a significant impact on lease terms, costs, cash flows, or balance sheet values, including any impairment of lease assets, as a result of the COVID-19 pandemic.

As of April 2, 2020, remaining maturities of lease liabilities were as follows:

	2020	2021	2022	2023	2024	2025 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$6.4	$7.5	$7.1	$6.1	$5.6	$30.3	$63.0	$(15.4)	$47.6
Financing Leases	$25.3	$33.4	$29.6	$25.5	$20.0	$37.1	$170.9	$(21.1)	$149.8

As of April 2, 2020, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $2.8 and $51.9 for manufacturing equipment and facilities which are in various phases of construction or

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

customization for the Company's ultimate use, with lease terms between 3 and 7 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

11.  Other Assets, Goodwill, and Intangible Assets

Other Assets are summarized as follows:

	April 2, 2020	December 31, 2019
Deferred financing
Deferred financing costs	45.1	41.7
Less: Accumulated amortization - deferred financing costs	(37.5)	(36.9)
Deferred financing costs, net	7.6	4.8
Other
Supply agreements(1)	10.1	11.5
Equity in net assets of affiliates	6.2	7.7
Restricted cash - collateral requirements	16.5	16.4
Other	39.2	36.4
Total	$79.6	$76.8

(1)	Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Goodwill is summarized as follows:

	April 2, 2020	December 31, 2019
Goodwill - United Kingdom	2.3	2.4
Goodwill - United States(1)	76.2	—
Total	$78.5	$2.4

(1) The acquisition of Fiber Materials Inc. ("FMI") on January 10, 2020 resulted in the establishment of $76.2 goodwill. Management used its best judgment to assess the potential impact of COVID-19 pandemic on the valuation of this goodwill as of April 2, 2020.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The changes in the allocation of goodwill by reportable segment within the period ended April 2, 2020 reflect the FMI acquisition. The goodwill balance as of December 31, 2019 of $2.4 is allocated to the Wing Systems Segment. The balance as of April 2, 2020 is allocated $43.0 to the Fuselage Systems Segment, $33.2 to the Propulsion Systems Segment, and $2.3 to the Wing Systems Segment. The total goodwill value of $78.5 includes no accumulated impairment loss in any of the periods presented. The change in value from December 31, 2019 to April 2, 2020 for the Europe goodwill item, as seen in the table above, reflects net exchange differences arising during the period.

Intangible assets are summarized as follows:

	April 2, 2020	December 31, 2019
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	2.8	2.8
Developed technology asset(1)	30.0	—
Total intangible assets	34.8	4.8
Less: Accumulated amortization - patents	(2.0)	(1.9)
Accumulated amortization - favorable leasehold interest	(1.7)	(1.7)
Accumulated amortization - developed technology asset	(0.5)	—
Intangible assets, net	30.6	1.2

(1) The acquisition of FMI on January 10, 2020 resulted in the establishment of a $30.0 intangible asset for developed technology as of April 2, 2020. Management used its best judgment to assess the potential impact of COVID-19 pandemic on the valuation of this intangible asset.

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the condensed consolidated balance sheet and the weighted average amortization is estimated to be the following as of April 2, 2020:

Year	Patents	Favorable leasehold interest	Developed Technology	Total
remaining in 2020	—	0.1	1.5	1.6
2021	—	0.1	2.0	2.1
2022	—	0.1	2.0	2.1
2023	—	0.1	2.0	2.1
2024	—	0.1	2.0	2.1
2025	—	0.1	2.0	2.1

Weighted average amortization period	—	9.5	15.0	14.8

12.  Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Special Business Provisions and General Terms Agreement (collectively, the “B787 Supply Agreement”) that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were initially scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments that otherwise would have become due during such

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

twelve-month period will offset the purchase price for shipsets 1,001 through 1,120. On December 21, 2018, the Company signed the 2018 MOA with Boeing that again suspended the advance repayments beginning with line unit 818. The advance repayments will resume at a lower rate of $0.45 per shipset at line number 1135 and continue through line number 1605.

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of April 2, 2020, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $212.1.

Advances on the B737 Program. On April 12, 2019, Boeing and the Company executed a Memorandum of Agreement (the “2019 MOA”) relating to Spirit's production of aircraft with respect to the B737 program. In an effort to minimize the disruption to Spirit's operations and its supply chain, the 2019 MOA included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123.0, which was received during the third quarter of 2019. On February 6, 2020, Boeing and Spirit entered into a Memorandum of Agreement (the “2020 MOA”). The 2020 MOA extended the repayment date of the $123 million advance received by Spirit under the 2019 MOA to 2022. The 2020 MOA also required Boeing to pay $225 to Spirit in the first quarter of 2020, consisting of (i) $70 in support of Spirit’s inventory and production stabilization, of which $10 will be repaid by Spirit in 2021, and (ii) $155 as an incremental pre-payment for costs and shipset deliveries over the next two years.

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

At April 2, 2020, the Company’s long-term debt includes the 2018 Term Loan and 2018 Revolver (as such terms are defined below), senior secured notes, and senior unsecured notes. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	April 2, 2020			December 31, 2019
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
2018 Term Loan (including current portion)	$432.4	$404.9	(2)	$438.5	$440.1	(2)
2018 Revolver	800.0	800.0	(2)	800.0	800.0	(2)
Senior unsecured floating rate notes due 2021	299.3	286.3	(1)	299.1	298.4	(1)
Senior unsecured notes due 2023	298.4	254.0	(1)	298.3	307.2	(1)
Senior secured notes due 2026	297.9	257.1	(1)	297.8	305.6	(1)
Senior unsecured notes due 2028	694.2	576.3	(1)	694.1	734.4	(1)
Total	$2,822.2	$2,578.6		$2,827.8	$2,885.7

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

On April 17, 2020, Spirit issued the 2025 Notes (as defined below). The 2025 Notes are not reflected in the table above.

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

Derivatives Not Accounted for as Hedges

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 and fix the variable portion of the Company’s floating rate debt at 1.815%. The swap expired in March 2020. The fair value of the swap, using Level 2 inputs, was a liability of $0.0 as of April 2, 2020 and $0.1 as of December 31, 2019. The Company recorded $0.0 swap activity for the three months ended April 2, 2020.

Derivatives Accounted for as Hedges

Cash Flow Hedges

During the third quarter of 2019, the Company entered into two interest rate swap agreements with a combined notional value of $450.0. These derivatives have been designated as cash flow hedges by the Company. The fair value of these hedges was a liability of $13.7 as of April 2, 2020.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") and recorded in earnings in the period in which the hedged transaction occurs. The loss recognized in AOCI was $12.9 for the three months ended April 2, 2020. For the three months ended April 2, 2020, a loss of $0.1 was reclassified from AOCI to earnings. Within the next 12 months, the Company expects to recognize a loss of $5.7 in earnings related to these hedged contracts. As of April 2, 2020, the maximum term of hedged forecasted transactions was 3 years.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	April 2, 2020		December 31, 2019
	Current	Noncurrent	Current	Noncurrent
2018 Term Loan	$22.7	$409.7	$22.8	$415.7
2018 Revolver	—	800.0	—	800.0
Senior unsecured floating rate notes due 2021	—	299.3	—	299.1
Senior unsecured notes due 2023	—	298.4	—	298.3
Senior secured notes due 2026	—	297.9	—	297.8
Senior unsecured notes due 2028	—	694.2	—	694.1
Present value of finance lease obligations	28.2	121.6	25.8	121.3
Other	1.8	57.1	1.6	57.8
Total	$52.7	$2,978.2	$50.2	$2,984.1

2018 Credit Agreement

On July 12, 2018, the Company entered into a $1,256.0 senior unsecured Second Amended and Restated Credit Agreement (the “2018 Credit Agreement”) among Spirit, as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, (the “Administrative Agent”) and the other agents named therein, consisting of a $800.0 revolving credit facility (the “2018 Revolver”), a $206.0 term loan A facility (the “2018 Term Loan”) and a $250.0 delayed draw term loan facility (the “2018 DDTL”).

Each of the 2018 Revolver, the 2018 Term Loan and the 2018 DDTL matures on July 12, 2023, and prior to the February 2020 Amendment (as defined below), bears interest, at Spirit’s option, ranging between LIBOR plus 1.125% and LIBOR plus 1.875% (or between base rate plus 0.125% and base rate plus 0.875%, as applicable) based on Spirit’s senior unsecured ratings provided by Standard & Poor’s Financial Services LLC (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) The principal obligations under the 2018 Term Loan are to be repaid in equal quarterly installments of $2.6, commencing with the fiscal quarter ending March 31, 2019, and with the balance due at maturity of the 2018 Term Loan. The principal obligations under the 2018 DDTL are to be repaid in equal quarterly installments of $3.1, subject to adjustments for any extension of the availability period of the 2018 DDTL, commencing with the fiscal quarter ending June 27, 2019, and with the balance due at maturity of the 2018 DDTL.

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
Under the 2018 Credit Agreement, the pricing table and tiers are as follows.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Pricing Tier	Credit Rating (S&P/Moody's)	Revolving Commitment Fee	Applicable Rate For LIBOR Loans and Letter of Credit Fees	Applicable Rate for Base Rate Loans
I	Greater than or equal to BBB+ / Baa1	0.125%	1.125%	0.125%
II	BBB / Baa2	0.150%	1.250%	0.250%
III	BBB- / Baa3	0.200%	1.375%	0.375%
IV	BB+ / Ba1	0.300%	1.625%	0.625%
V	BB / Ba2	0.375%	1.875%	0.875%

The February 2020 Amendment
On February 24, 2020, the Company entered into an amendment (the “February 2020 Amendment”) to the 2018 Credit Agreement among Spirit, as borrower, Holdings, as parent guarantor, the lenders party thereto, the Administrative Agent, and the other agents named therein. On February 24, 2020, Spirit also entered into a $375.0 senior unsecured delayed draw term loan among Spirit, as borrower, Holdings, as parent guarantor, Spirit NC (as defined below), the lenders party thereto, and the Administrative Agent (the “2020 DDTL”). Under the terms of the 2020 DDTL, if Spirit receives net cash proceeds from issuances of indebtedness or equity that exceed the amount of the 2020 DDTL, the commitments under that facility will be canceled and any amounts outstanding prepaid.

The primary purpose for entering into the February 2020 Amendment was to obtain covenant relief with respect to expected breaches of the total leverage ratio and interest coverage ratios under the 2018 Credit Agreement. Given the production suspension beginning on January 1, 2020 and lower 2020 production rate for the B737 MAX, absent a waiver or an amendment of the 2018 Credit Agreement, the Company was expected to breach the total leverage ratio beginning with the first fiscal quarter of 2020 and continuing into 2021. The February 2020 Amendment waived or modified the testing of the ratios set forth in the 2018 Credit Agreement until the commencement of the second fiscal quarter of 2021 (the “Reversion Date”) and put the following financial ratios and tests in place for such time period:

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

•
Minimum Liquidity: As of the end of each fiscal month, commencing with the first fiscal month after entering into the 2020 Amendment, the Company shall have minimum liquidity of not less than: (i) $1,000 through, and including, the last fiscal month ending in the third fiscal quarter of 2020; (ii) $850, as of the end of each fiscal month ending in the fourth fiscal quarter of 2020; and (iii) $750 , as of the end of each fiscal month ending in the first fiscal quarter of 2021; provided, however, that if the Company receives proceeds of at least $750 from the issuance of indebtedness before the Reversion Date, the minimum liquidity requirement shall remain at $1,000. Liquidity includes cash and cash equivalents and amounts available to be drawn under the 2018 Revolver and the 2020 DDTL.

The February 2020 Amendment provided that, upon the Reversion Date, the ratios will revert back to the ratios in the 2018 Credit Agreement except that the total leverage ratio will be 4.00:1.00, with respect to the second fiscal quarter of 2021, returning to 3.50:1:00 thereafter. The Senior Secured Leverage Ratio and minimum liquidity covenants will no longer be applicable following the Reversion Date.
The February 2020 Amendment added Spirit AeroSystems North Carolina, Inc. as an additional guarantor (“Spirit NC”) and provides for the grant of security interests to the lenders under the 2018 Credit Agreement with respect to certain real property and personal property, including certain equity interests, owned by Spirit, as borrower, and the Guarantors (as defined below), which include the Company and Spirit NC. Such guarantee and security interests will be released, at the option of Spirit, so long as no default or event of default shall exist at the time thereof, or immediately after giving effect thereto, if (A) (I) the senior unsecured debt rating of Spirit is “BBB-” or higher as determined by S&P, and (II) the senior unsecured debt rating of Spirit is “Baa3” or higher as determined by Moody’s, or (B) S&P and Moody’s have each confirmed, in a writing in form and substance

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

reasonably satisfactory to the administrative agent, that (I) the senior unsecured debt rating of Spirit will be “BBB-” or higher as determined by S&P, and (II) the senior unsecured debt rating of Spirit will be “Baa3” or higher as determined by Moody’s, in each case of the foregoing clauses (B)(I) and (B)(II), after giving effect to the release of the security (the date of such release, the “Security Release Date”).
The February 2020 Amendment also added increased restrictions on our ability to incur additional indebtedness, consolidate or merge, make acquisitions and other investments (although the Asco Acquisition and the Bombardier Acquisition (each as defined below) are expressly permitted thereunder), guarantee obligations of third parties, make loans or advances, declare or pay certain dividends or distributions on our stock, redeem or repurchase shares of our stock, or pledge assets. The February 2020 Amendment provides that a number of these increased restrictions will no longer apply following the Security Release Date. The accordion feature to increase the 2018 Revolver commitments and/or institute one or more additional term loans will not be available to Spirit during the period between the effective date of the February 2020 Amendment and the Security Release Date.
Spirit’s obligations under the 2018 Credit Agreement may be accelerated upon an event of default, which includes non-payment of principal or interest, material breach of a representation or warranty, breach of a covenant, cross-default to material indebtedness, material judgments, ERISA events, change in control, bankruptcy and invalidity of the guarantee of Spirit’s obligations under the Credit Agreement made by the Company. The February 2020 Amendment added new events of default for validity, perfection and priority of liens and the public announcement by Boeing of the termination or permanent cessation of the B737 MAX program that will no longer apply following the Security Release Date.
Under the February 2020 Amendment, the pricing table and tiers were updated to reflect the below. The pricing table was further updated under the April 2020 Amendment (as described below).

Pricing Tier	Credit Rating (S&P/Moody's)	Revolving Commitment Fee	Applicable Rate For LIBOR Loans and Letter of Credit Fees	Applicable Rate for Base Rate Loans
I	Greater than or equal to BBB+ / Baa1	0.125%	1.625%	0.625%
II	BBB / Baa2	0.150%	1.750%	0.750%
III	BBB- / Baa3	0.200%	1.875%	0.875%
IV	BB+ / Ba1	0.300%	2.125%	1.125%
V	BB / Ba2	0.375%	2.375%	1.375%
VI	Less than or equal to BB- / Ba3	0.500%	2.625%	1.625%

April 2020 Amendment
The April 2020 Amendment. On April 13, 2020, Spirit, the Company, and Spirit NC entered into a further amendment to the 2018 Credit Agreement (the “April 2020 Amendment”). The April 2020 Amendment became effective upon April 17, 2020, when Spirit issued the 2025 Notes. As a result of the issuance of the 2025 Notes and the effectiveness of the April 2020 Amendment, the commitments under the 2020 DDTL were canceled in full and the facility was terminated.
The primary purpose for entering into the April 2020 Amendment was to permit Spirit to issue the 2025 Notes and provide covenant flexibility for future capital raises and to take into account market conditions. The April 2020 Amendment waived or modified the testing of the ratios set forth in the 2018 Credit Agreement, as amended, by the February 2020 Amendment, and put the following financial ratios and tests in place:

•
First Lien Leverage Ratio: Commencing with the first fiscal quarter of 2020, the ratio of first lien senior secured debt to consolidated EBITDA over the last twelve months shall not, as of the end of the applicable fiscal quarter, be greater than: (i) 3.00:1.00, with respect to the first fiscal quarter of 2020; (ii) 4.50:1.00, with respect to the second fiscal quarter of 2020; (iii) 6.50:1.00, with respect to the third fiscal quarter of 2020; (iv) 6.75:1.00, with respect to the fourth fiscal quarter of 2020; (v) 5.00:1.00, with respect to the first fiscal quarter of 2021; (vi) 4.50:1.00, with respect to the second fiscal quarter of 2021; (vii) 3.50:1.00, with respect to the third fiscal quarter of 2021; and (viii) 3.00:1.00 thereafter through the fourth fiscal quarter of 2022.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

•
Interest Coverage Ratio: Commencing with the first fiscal quarter of 2020, the interest coverage ratio shall not, as of the end of the applicable fiscal quarter, be less than: (i) 4.00:1.00, with respect to the first fiscal quarter of 2020; (ii) 2.25:1.00, with respect to the second fiscal quarter of 2020; (iii) 1.25:1.00, with respect to the third fiscal quarter of 2020; (iv) 1.25:1.00, with respect to the fourth fiscal quarter of 2020; (v) 1.75:1.00, with respect to the first fiscal quarter of 2021; (vi) 2.25:1.00, with respect to the second fiscal quarter of 2021; (vii) 2.50:1.00, with respect to the third fiscal quarter of 2021; (viii) 2.75:1.00, with respect to the fourth fiscal quarter of 2021; (ix) 3.00:1.00, with respect to the first fiscal quarter of 2022; (x) 3.25:1.00, with respect to the second fiscal quarter of 2022; (xi) 3.75:1.00 with respect to the third fiscal quarter of 2022; (xii) 3.75:1.00 with respect to the fourth fiscal quarter of 2022; and (xiii) 4.00:1.00 thereafter.

•
Total Leverage Ratio: Testing of the total leverage ratio will be suspended until the first fiscal quarter of 2022. Commencing with the first fiscal quarter of 2022, the ratio of indebtedness to consolidated EBIDTA over the last twelve months, shall not, as of the end of the applicable fiscal quarter, be greater than (i) 5.50:1.00, with respect to the first fiscal quarter of 2022; (ii) 5.00:1:00, with respect to the second fiscal quarter of 2022; (iii) 4.75:1.00, with respect to the third fiscal quarter of 2022; (iv) 4.50:1.00, with respect to the fourth fiscal quarter of 2022; and (v) 3.50:1.00 thereafter.

•
Minimum Liquidity: As of the end of each fiscal month, commencing with the first fiscal month until the end of the fourth fiscal quarter of 2021, the Company shall have minimum liquidity of not less than $1,000.

The April 2020 Amendment provides that, following the fourth fiscal quarter of 2022, the ratios will revert back to the ratios in the 2018 Credit Agreement prior to giving effect to any amendments. The minimum liquidity covenant will no longer be applicable following the fourth fiscal quarter of 2021. The first lien leverage ratio will no longer be applicable following the fourth fiscal quarter of 2022.

Additionally, the April 2020 Amendment also requires Spirit to demonstrate pro-forma compliance with the financial covenants set forth in the 2018 Credit Agreement for future borrowings under the 2018 Revolver.

All 2018 Revolver draws and other credit extensions under the 2018 Credit Agreement are subject to the Company making a representation that no material adverse effect has occurred on the Company’s operations, business, assets, properties, liabilities, or financial condition (among other items) since a specified date. The April 2020 Amendment added a provision that the impacts of the COVID-19 pandemic on the business, operations and/or financial condition of the Company occurring prior to December 31, 2020 that were publicly disclosed or disclosed to the Administrative Agent prior to the effectiveness of the April 2020 Amendment will be disregarded when considering whether a material adverse effect has occurred when this representation is made.

Each of the 2018 Revolver, the 2018 Term Loan and the 2018 DDTL continues to mature on July 12, 2023, and, following the effectiveness of the April 2020 Amendment, will bear interest at a rate, at Spirit’s option, ranging between LIBOR plus 3.125% and LIBOR plus 4.125% (or between base rate plus 2.125% and base rate plus 3.125%, as applicable) based on Spirit’s senior unsecured ratings provided by S&P and/or Moody’s as reflected in the pricing table below:

Pricing Tier	Credit Rating (S&P/Moody's)	Revolving Commitment Fee	Applicable Rate For LIBOR Loans and Letter of Credit Fees	Applicable Rate for Base Rate Loans
I	Greater than or equal to BBB+ / Baa1	0.250%	3.125%	2.125%
II	BBB / Baa2	0.275%	3.250%	2.250%
III	BBB- / Baa3	0.325%	3.375%	2.375%
IV	BB+ / Ba1	0.425%	3.625%	2.625%
V	BB / Ba2	0.500%	3.875%	2.875%
VI	Less than or equal to BB- / Ba3	0.625%	4.125%	3.125%
Upon the Security Release Date, the following pricing table and tiers will take effect:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Pricing Tier	Credit Rating (S&P/Moody's)	Revolving Commitment Fee	Applicable Rate For LIBOR Loans and Letter of Credit Fees	Applicable Rate for Base Rate Loans
I	Greater than or equal to BBB+ / Baa1	0.250%	2.625%	1.625%
II	BBB / Baa2	0.275%	2.750%	1.750%
III	BBB- / Baa3	0.325%	2.875%	1.875%
IV	BB+ / Ba1	0.375%	3.125%	2.125%
V	BB / Ba2	0.425%	3.325%	2.375%

As of April 2, 2020, the outstanding balance of the 2018 Term Loan and 2018 DDTL was $434.0 and the carrying value was $432.4. The outstanding balance of the 2018 Revolver drawn in December 2019 was $800.0 and the carrying amount was $800.0. On April 30, 2020, the Company repaid the outstanding balance of the 2018 Revolver.

As of April 2, 2020, we were in compliance with all applicable covenants under our 2018 Credit Agreement, as amended.

Senior Notes

2025 Notes

On April 17, 2020, Spirit entered into an Indenture (the “2025 Notes Indenture”), by and among Spirit, the Company and Spirit NC, as guarantors (together with the Company, the “Guarantors”), and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $1,200 aggregate principal amount of its 7.500% Senior Secured Second Lien Notes due 2025 (the “2025 Notes”).

The 2025 Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions to non-U.S. persons pursuant to Regulation S under the Securities Act.

The 2025 Notes mature on April 15, 2025 and bear interest at a rate of 7.500% per year payable semiannually in cash in arrears on April 15 and October 15 of each year. The first interest payment date is October 15, 2020.

The 2025 Notes are guaranteed by the Guarantors and secured by certain real property and personal property, including certain equity interests, owned by Spirit and the Guarantors. The 2025 Notes and guarantees are Spirit’s senior secured obligations and will rank equally in right of payment with all of its existing and future senior indebtedness, effectively junior to all of its existing and future first-priority lien indebtedness to the extent of the value of the collateral securing such indebtedness (including indebtedness under the 2018 Credit Agreement and its 2026 Notes), effectively junior to any of its other existing and future indebtedness that is secured by assets that do not constitute collateral for the 2025 Notes to the extent of the value of such assets, and senior in right of payment to any of its existing and future subordinated indebtedness.

The 2025 Notes Indenture contains covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens, enter into sale and leaseback transactions and guarantee other indebtedness without guaranteeing the Notes. These covenants are subject to a number of qualifications and limitations. In addition, the 2025 Notes Indenture provides for customary events of default.

Floating Rate, 2023, and 2028 Notes

On May 30, 2018, Spirit entered into an Indenture (the “2018 Indenture”) by and among Spirit, the Company and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with Spirit’s offering of $300.0 aggregate principal amount of its Senior Floating Rate Notes due 2021 (the “Floating Rate Notes”), $300.0 aggregate principal amount of its 3.950% Senior Notes due 2023 (the “2023 Notes”) and $700.0 aggregate principal amount of its 4.600% Senior Notes due 2028 (the “2028 Notes” and, together with the Floating Rate Notes and the 2023 Notes, the “2018 Notes”). The Company guaranteed Spirit’s obligations under the 2018 Notes on a senior unsecured basis.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $300.0, $300.0, and $700.0 as of April 2, 2020, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $299.3, $298.4, and $694.2 as of April 2, 2020, respectively.

The 2018 Indenture contains covenants that limit Spirit’s, the Company’s and certain of the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens without granting equal and ratable liens to the holders of the 2018 Notes and enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. In addition, the 2018 Indenture provides for customary events of default.

2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of April 2, 2020, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $297.9. The Company and Spirit NC guarantee Spirit's obligations under the 2026 Notes on a senior secured basis.

On February 24, 2020, Spirit entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) by and among Spirit, the Company, Spirit NC, and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee in connection with the 2026 Notes. Under the Second Supplemental Indenture, the 2026 Noteholders were granted security on an equal and ratable basis with the lenders under the 2018 Credit Agreement (as amended by the February 2020 Amendment) until the security in favor of the lenders under the 2018 Credit Agreement is released. The Supplemental Indenture also added the Spirit NC as an additional guarantor under the indenture governing the 2026 Notes. The guarantee of the Spirit NC will be released upon the release of its guarantee under the 2018 Credit Agreement.

On April 17, 2020, Spirit entered into a Third Supplemental Indenture (the “Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with the 2025 Notes. Under the Supplemental Indenture, the noteholders were granted security on an equal and ratable basis with the holders of the 2025 Notes.

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended
Components of Net Periodic Pension Expense/(Income)	April 2, 2020	March 28, 2019
Service cost	$0.2	$0.3
Interest cost	8.0	10.1
Expected return on plan assets	(17.3)	(16.7)
Amortization of net loss	—	0.4
Curtailment loss (gain) (2)	33.0	—
Special termination benefits (1)	24.7	—
Net periodic pension expense (income)	$48.6	$(5.9)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	Other Benefits
	For the Three Months Ended
Components of Other Benefit Expense	April 2, 2020	March 28, 2019
Service cost	$0.3	$0.2
Interest cost	0.2	0.3
Amortization of prior service cost	(0.2)	(0.2)
Amortization of net gain	(0.5)	(0.6)
Curtailment (gain) loss	(0.3)	—
Special termination benefits (1)	$11.8	$—
Net periodic other benefit expense (income)	$11.3	$(0.3)

(1) Special termination benefits for the three months ending April 2, 2020 is a combination of pension value plan and postretirement medical plan changes offset by a reduction in the Company's net benefit obligation. Special termination benefits, curtailment accounting, and the remeasurement of the pension assets and obligations and retiree medical resulted in a $116.8 and $4.3 impact to OCI, respectively. This impact is included in the Company’s condensed consolidated statements of comprehensive (loss) income. The Company expects to record additional charges in subsequent 2020 quarters related to settlement accounting tied to cash payments made.

(2) The Company's Voluntary Retirement Program ("VRP") resulted in an estimated 14% reduction in future working lifetime for the pension value plan and postretirement medical plan resulting in a curtailment accounting charge of $33.0 for the three months ended April 2, 2020 and is included in other (expense) income in the Company's condensed consolidated statements of operations.

The components of net periodic pension expense (income) and other benefit expense, other than the service cost component, are included in other (expense) income in the Company's condensed consolidated statements of operations.

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $9.4 for the Supplemental Executive Retirement Plan (“SERP”) and post-retirement medical plans in 2020.  The Company’s projected contributions to the U.K. pension plan for 2020 are $1.8. The entire amount contributed can vary based on exchange rate fluctuations.

17.  Stock Compensation

Holdings has established the stockholder-approved 2014 Omnibus Incentive Plan, as amended (the “Omnibus Plan”) to grant cash and equity awards of Class A Common Stock, par value $0.01 per share (the “Common Stock”), to certain individuals. The Company’s Omnibus Plan was amended in October 2019 to allow for participants to make tax elections with respect to their equity awards.

The Company recognized a net total of $9.8 and $7.7 of stock compensation expense for the three months ended April 2, 2020 and March 28, 2019, respectively.

Holdings has established the Long-Term Incentive Plan (the “LTIP”) under the Omnibus Plan to grant equity awards to certain employees of the Company. Generally, specified employees are entitled to receive a long-term incentive award that, for the 2020 year, consisted of the following:

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

During the three months ended April 2, 2020, 324,756 shares, 197,258 shares, and 175,815 shares of Common Stock with aggregate grant date fair values of $16.6, $6.2 and $9.2 were granted as RS Awards, TSR Awards, and FCF Percentage Awards under the Company’s LTIP. During the three months ended April 2, 2020, 38,249 shares of Common Stock with aggregate grant date fair values of $2.5 were granted and vested as a result of a union ratification bonus. Additionally, 443,775 shares of Common Stock with an aggregate grant date fair value of $29.7 under the LTIP vested during the three months ended April 2, 2020.

18. Income Taxes

The process for calculating the Company’s income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on the Company’s earnings history, in conjunction with other positive and negative evidence, we have determined it is more likely than not that the benefits from the deferred tax assets will be realized and therefore, a valuation allowance is not appropriate at this time. The total net deferred tax asset at April 2, 2020, and December 31, 2019, was $184.4 and $98.2, respectively. The difference is primarily due to the creation of deductible temporary differences and utilization of taxable temporary differences within the current year.

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

For the three months ending April 2, 2020, the amount of income tax benefit that would have been recognized under the expected annual effective tax rate would have exceeded the tax benefit we expect to realize for the full year. Due to this, the loss was limited by the year to date tax benefit that would have been recognized if the year to date loss were the full year anticipated loss (“Loss Limitation Rule”). Essentially, the year to date period was deemed to be the full year for purposes of computing the tax benefit recognized. Certain items, however, continue to be given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that may give rise to discrete recognition include excess tax benefits with respect to share-based compensation, finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years and expiration of statutes of limitations, and changes in tax law.

The 35.1% effective tax rate for the three months ended April 2, 2020 differs from the 19.8% effective tax rate for the same period of 2019 primarily due to the benefit generated by state tax credits. In addition, the incorporation of the Loss Limitation Rule and the benefit generated related to the carryback of our 2020 estimated income tax loss as permitted by Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) resulted in increases to the rate which were offset by increases to GILTI and other permanent differences. As the Company is currently reporting a pre-tax loss for the three months ended April 2, 2020, increases to tax expense result in a decrease to the effective tax rate and decreases to tax expense result in an increase to the effective tax rate.

The Company's federal audit is effectively complete under the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for the 2018 tax year. The Company will continue to participate in the CAP program for the 2019 and 2020 tax years. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  There are no open audits in the Company’s foreign jurisdictions.

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

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of April 2, 2020, no treasury shares have been reissued or retired.

During the three month period ended April 2, 2020, the Company repurchased no shares of its Common Stock. The total authorization amount remaining under the current share repurchase program is approximately $925.0. Share repurchases are currently on hold pending the outcome of the B737 MAX grounding. The February 2020 Amendment to the 2018 Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	April 2, 2020			March 28, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
(Loss) income available to common stockholders	$(162.9)	103.7	$(1.57)	$163.0	104.0	$1.57
(Loss) income allocated to participating securities	(0.1)	—		0.1	0.1
Net (loss) income	$(163.0)			$163.1

Diluted potential common shares					1.2
Diluted EPS
Net (loss) income	$(163.0)	103.7	$(1.57)	$163.1	105.3	$1.55

Included in the outstanding Common Stock were 1.5 and 1.4 of issued but unvested shares at April 2, 2020 and March 28, 2019, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	April 2, 2020	December 31, 2019
Pension	$(142.5)	$(53.1)
Interest swaps	(10.4)	(0.6)
SERP/Retiree medical	13.0	17.1
Foreign currency impact on long term intercompany loan	(16.0)	(13.1)
Currency translation adjustment	(95.0)	(59.5)
Total accumulated other comprehensive loss	$(250.9)	$(109.2)

Amortization or settlement cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the consolidated statements of operations was $1.0 and $0 for the three months ended April 2, 2020 and March 28, 2019, respectively.

20.  Commitments, Contingencies and Guarantees

Litigation

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

On February 10, 2020, February 24, 2020, and March 24, 2020, three separate private securities class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of Oklahoma, its Chief Executive Officer, Tom Gentile III, former chief financial officer, Jose Garcia, and former controller (principal accounting officer), John Gilson. Allegations in each lawsuit include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by all defendants, and (ii) violations of Section 20(a) of the Exchange Act against the individual defendants. The facts underlying the complaints relate to the accounting process compliance independent review (the “Accounting Review”) discussed in the Company’s January 30, 2020 press release and described under Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Review of the 2019 Form 10-K, and, with respect to the action filed on March 24, 2020, certain disclosures relating to B737 MAX grounding and Spirit’s production rate after the grounding.

Prior to the issuance of Company’s January 30, 2020 press release, the Company voluntarily reported to the SEC the determination that, with respect to the third quarter of 2019, the Company did not comply with its established accounting processes related to potential third quarter contingent liabilities received after the quarter-end. The Company has communicated to the SEC that the Accounting Review is substantially complete. On March 24, 2020, the Staff of the SEC Enforcement Division informed the Company that it had determined to close its inquiry without recommending any enforcement action against Spirit.

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

Guarantees

Outstanding guarantees were $19.0 and $21.5 at April 2, 2020 and December 31, 2019, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $16.5 and $16.4 of restricted cash as of April 2, 2020 and December 31, 2019, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in “Other assets” in the Company’s condensed consolidated balance sheets.

Indemnification

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Company has entered into customary indemnification agreements with its non-employee directors, and its bylaws and certain executive employment agreements include indemnification and advancement provisions. Pursuant to the terms of the bylaws and, with respect to Jose Garcia, his employment agreement, the Company is providing Messrs. Garcia and Gilson advancement of defense costs and provisional indemnity with respect to the three private securities class action lawsuits discussed above. Under the bylaws and any applicable agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $8.1 as of April 2, 2020 and December 31, 2019. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however, the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $12.1 as of April 2, 2020 and December 31, 2019.

The following is a roll forward of the service warranty and extraordinary rework balance at April 2, 2020:

Balance, December 31, 2019	$64.7
Charges to costs and expenses	1.3
Payouts	(0.4)
Exchange rate	(0.4)
Balance, April 2, 2020	$65.2

21.  Other (Expense) Income, Net

Other (expense) income, net is summarized as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended
	April 2, 2020	March 28, 2019
Kansas Development Finance Authority bond	$1.1	$1.2
Rental and miscellaneous income	—	0.1
Interest income	6.9	3.2
Foreign currency gains (losses) (1)	5.4	(2.0)
Gain (loss) on foreign currency contract and interest rate swaps	0.1	(15.4)
Loss on sale of accounts receivable	(3.1)	(4.6)
Pension (loss) income (2)	(59.6)	6.5
Other	0.2	—
Total	$(49.0)	$(11.0)

(1) Foreign currency gains and losses are due to the impact of movement in foreign currency exchange rates on long-term contractual rights/obligations, as well as cash and both trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.

(2) Pension expense for the three months ended April 2, 2020 includes $69.2 of expenses related to the VRP.

22.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. Revenue from Boeing represents a substantial portion of the Company's revenues in all segments. Wing Systems also includes significant revenues from Airbus. Approximately 89% of the Company's net revenues for the three months ended April 2, 2020, came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development, and unallocated cost of sales.

Corporate selling, general and administrative expenses include centralized functions such as accounting, treasury, and human resources that are not specifically related to the Company's operating segments and are not allocated in measuring the operating segments’ profitability and performance and net profit margins. Research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment. Restructuring costs represent corporate level charges related to involuntary workforce reductions and the VRP. Unallocated cost of sales includes general costs not directly attributable to segment operations, such as warranty, early retirement and other incentives. All of these items are not specifically related to the Company’s operating segments and are not utilized in measuring the operating segments’ profitability and performance.

The Company’s Fuselage Systems segment includes development, production, and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft Original Equipment Manufacturers (“OEMs”), as well as related spares and maintenance, repairs and overhaul (“MRO”) services and exterior components of rocket systems.  The Fuselage Systems segment manufactures products at the Company's facilities in Wichita, Kansas; Biddeford, Maine; Tulsa; Kinston, North Carolina; McAlester, Oklahoma; San Antonio, Texas; and Subang, Malaysia. The Fuselage Systems segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

The Company’s Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers), and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services and internal components to rocket propulsion systems.  The Propulsion Systems segment manufactures products at the Company's facility in Wichita, Kansas; Biddeford, Maine; and San Antonio, Texas.

The Company’s Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces), and other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

and MRO services. These activities take place at the Company’s facilities in Kinston, North Carolina; Tulsa and McAlester, Oklahoma; San Antonio, Texas; Prestwick, Scotland; and Subang, Malaysia.

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

The following table shows segment revenues and operating income for the three months ended April 2, 2020 and March 28, 2019:

	Three Months Ended
	April 2, 2020	March 28, 2019
Segment Revenues
Fuselage Systems	$551.5	$1,069.6
Propulsion Systems	225.2	485.7
Wing Systems	291.4	407.9
All Other	9.2	4.6
	$1,077.3	$1,967.8
Segment Operating Income (Loss)
Fuselage Systems(1)	$(86.4)	$138.9
Propulsion Systems(2)	(5.3)	95.5
Wing Systems(3)	13.6	65.8
All Other	1.8	1.2
	(76.3)	301.4
SG&A	(77.4)	(63.6)
Research and development	(12.3)	(12.9)
Unallocated cost of sales	(1.5)	8.1
Total operating income	$(167.5)	$233.0

(1) includes excess capacity cost of $51.2 related to the B737 MAX production schedule adjustment that began on January 1, 2020, $15.3 abnormal costs of temporary workforce adjustments resulting from the Boeing production suspension which began on March 25, 2020 related to COVID-19, and $30.1 restructuring costs.
(2) includes excess capacity cost of $15.8 related to the B737 MAX production schedule adjustment that began on January 1, 2020, $6.2 abnormal costs of temporary workforce adjustments resulting from the Boeing production suspension which began on March 25, 2020 related to COVID-19, and $8.8 restructuring costs.
(3) includes excess capacity cost of $6.4 related to the B737 MAX production schedule adjustment that began on January 1, 2020, $3.9 abnormal costs of temporary workforce adjustments resulting from the Boeing production suspension which began on March 25, 2020 related to COVID-19, and $3.7 restructuring costs.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

23.  Restructuring Costs

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. At the time, the Company was producing B737 aircraft at a rate of 52 aircraft per month and was expected to increase production to 57 aircraft per month in mid-2019. On April 12, 2019, Boeing and the Company entered into the 2019 MOA relating to the Company's production of aircraft with respect to the B737 program. Under the MOA, the Company was to maintain its delivery rate of 52 shipsets per month with respect to the B737 program following Boeing’s announced temporary adjustment in the production rate from 52 to 42 aircraft per month. The MOA established that all excess shipments (B737 shipsets in excess of Boeing’s rate) would be deemed to be delivered to Boeing “FOB” at the Company's facilities, which would trigger Boeing’s payment obligations for the excess shipsets. On December 19, 2019, the Company was directed by Boeing to stop all B737 MAX deliveries to Boeing effective January 1, 2020, due to Boeing’s announced temporary suspension of B737 MAX production. Accordingly, the Company suspended all B737 MAX production beginning on January 1, 2020. On February 6, 2020, Boeing and the Company entered into the 2020 MOA providing for delivery to Boeing of 216 B737 MAX shipsets in 2020, which represented less than half of the Company’s B737 MAX annualized production rate in 2019. As a result, the Company took actions to align costs to the expected 2020 production levels (restructuring activity). The Company’s planned restructuring activities are documented in a restructuring plan that is approved and controlled by management. The planned activities to align costs to expected production levels following Boeing’s announcement materially affected the scope of operations and manner in which business is conducted by the Company.
Restructuring costs under the plan, which are presented separately as a component of operating loss on the consolidated statement of operations, are related to involuntary workforce reductions and the VRP. The total restructuring costs of $42.6 for the three months ended April 2, 2020 includes $31.5, which is the total amount expected to be incurred for the involuntary termination benefits of approximately 3,200 employees. This amount represents the full cost of the involuntary workforce restructuring activities included in the plan, which has been accrued and substantially paid as of April 2, 2020. The remaining $11.1 of restructuring costs represents the total costs expected to be incurred for the voluntary retirement packages of 207 employees. The cost related to packages under the VRP are generally accrued and charged to earnings when the employee accepts the offer. Of the $11.1 total, $1.2 was paid during the period ended April 2, 2020 and the remaining $9.9 is recorded in the accrued expenses line item on the consolidated balance sheet as of April 2, 2020.
The costs of the restructuring plan are included in segment operating margins. The total amount expected to be incurred for each segment is $30.1 for the Fuselage Systems Segment, $8.8 for the Propulsion Systems Segment, and $3.7 for the Wing Systems Segment.

24.  Acquisitions

FMI

On January 10, 2020 Spirit completed the acquisition of 100% of the outstanding equity of Fiber Materials Inc. (FMI). The acquisition-date fair value of consideration transferred was $121.6, which included cash payment to the seller, payment of closing indebtedness, and payment of selling expenses. There is no contingent consideration.

Acquiring FMI aligns with the Company's strategic growth objectives to diversify its customer base and expand the current defense business. Founded in 1969 and headquartered in Biddeford, ME, FMI is an industry-leader in the design and manufacture of complex composite solutions that are primarily used in aerospace applications. Over the past 50 years, FMI has developed a portfolio related to its high temperature composites. FMI's main operations focus on multidirectional reinforced composites that enable high-temperature applications such as thermal protection systems, re-entry vehicle nose tips, and rocket motor throats and nozzles. Their unique capabilities have positioned them as a leader in 3D woven carbon-carbon high-temperature materials for hypersonic missiles, which the Department of Defense has identified as a national priority.

The acquisition was funded from cash on hand. The Company incurred $1.5 in acquisition-related costs. Acquisition-related expenses were $0.5 for the three months ended April 2, 2020, and are included in SG&A on the condensed consolidated statement of operations.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill. The Company’s allocation of the purchase price is subject to change on receipt of additional information, including, but not limited to, the finalization of the underlying cash flows used to determine the intangible asset valuations and the Company’s review of FMI’s accounting practices that could potentially result in an adjustment to goodwill or the respective segment allocation of the total goodwill. The Company expects to have sufficient information available to resolve these items before December 31, 2020. The Company has recorded purchase accounting entries on a preliminary basis as follows:

At January 10, 2020
Cash and cash equivalents	$3.5
Accounts receivable	5.3
Inventory	1.9
Contract Assets, short-term	5.6
Prepaid and other current assets	0.5
Equipment and leasehold improvements	12.3
Intangible assets	30.0
Goodwill	76.2
Other noncurrent assets	0.2
Total assets acquired	$135.5

Accounts payable and accrued liabilities	1.8
Income Tax Payable	1.4
Contract liabilities, short-term	2.2
Accrued payroll and employee benefits	0.6
Other current liabilities	0.2
Deferred income taxes, non-current	7.5
Other noncurrent liabilities	0.2
Total liabilities assumed	13.9
Net assets acquired	$121.6

The intangible assets included above consist of the following:

	Amount	Amortization Period
		(in years)
Developed technology asset	$30.0	15
Total intangible assets	$30.0	15

FMI has developed proprietary know-how over the past 50 years related to its densification and weaving processes. FMI's densification and weaving processes are used to develop specialized composites which can withstand high temperatures and meet the structural requirements set forth by FMI's customers. FMI has developed proprietary designs for 3D and 4D weaving of uncrimped carbon fibers. The densification process utilizes proprietary formulas of heat, pressure, materials, and time to create high density composite solutions at scale. FMI's developed technology results in high strength to weight composites with unmatched density, stability, and heat resistance, which are essential for the mission critical markets it serves. This developed technology is the primary driver of FMI's longstanding, competitive advantage in the markets.

FMI is typically engaged with government agencies through purchase orders and does not have any life of program commitments from customers. As a result of FMI’s existing developed technology and incumbent position on previous purchase orders, FMI is positioned to capture future government programs. As such, the developed technology and contract assets were subsumed into one consolidated intangible asset (collectively referred to as the developed technology asset).

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The developed technology intangible asset is deemed to be the primary revenue-generating identifiable intangible asset acquired in the Transaction. The multi-period excess earnings method ("MPEEM") was used as the approach for estimating the fair value of the developed technology intangible asset which utilizes significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. The analysis included assumptions for projections of revenues and expenses, contributory asset charges, discount rates, and a tax impacts.

The goodwill amount of $76.2 recognized is attributable primarily to expected revenue synergies generated by the integration of our products and technologies with those of FMI and intangible assets that do not qualify for separate recognition, such as the assembled workforce of FMI. None of the goodwill is expected to be deductible for income tax purposes. The goodwill is allocated $43.0 to the Fuselage Systems Segment and $33.2 to the Propulsion Systems Segment. This allocation was based upon the fair value of the projected earnings as of the acquisition date. As of April 2, 2020 there were no changes in the recognized amounts of goodwill resulting from the acquisition of FMI. The Company concluded that as a result of FMI’s insulation from the commercial aerospace industry and the increasing demand for its primary products, there was no impact related to the impairment of goodwill resulting from the COVID-19 pandemic as of April 2, 2020.

The fair value of accounts receivables acquired is $5.3, which approximates the gross contractual amount. The Company expects substantially all amounts to be collectible. Prior to the acquisition, the Company did not have a preexisting relationship with FMI.

The Company’s consolidated income statement from the acquisition date to the period ending April 2, 2020 includes revenue and earnings of FMI of $10.7 and $1.2, respectively. The following summary, prepared on a pro forma basis, presents the unaudited consolidated results of operations for the three months ended April 2, 2020 and March 28, 2019, as if the acquisition of FMI had been completed as of the beginning of fiscal 2019, after including in fiscal 2019 any post-acquisition adjustments directly attributable to the acquisition, and after including the impact of adjustments such as amortization of intangible assets, and interest expense on related borrowings and, in each case, the related income tax effects. These amounts have been calculated after substantively applying the Company’s accounting policies. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned FMI for the entire periods presented.

	For the Three Months Ended
	April 2, 2020	March 28, 2019
Revenue - as reported	$1,077.3	$1,967.8
Revenue - pro forma	1,078.1	1,975.6
Net (loss) income - as reported	$(163.0)	$163.1
Net (loss) income - pro forma	(162.9)	163.0
Earnings Per Share - Diluted - as reported	$(1.57)	$1.55
Earnings Per Share - Diluted - pro forma	(1.57)	1.55

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

Acquisition-related expenses were $11.0 and $2.8 for the three months ended April 2, 2020 and March 28, 2019, respectively and are included in selling, general and administrative costs on the condensed and consolidated statement of operations.

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

The Company agreed to procure payment of a special contribution of £100 (approximately $130) to the Shorts pension scheme after closing and has reached a tentative agreement to delay payment of the special contribution to 2021.

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

Acquisition-related expenses were $1.0 for the three months ended April 2, 2020 and are included in selling, general and administrative costs on the condensed consolidated statement of operations.

25.  Condensed Consolidating Financial Information

The Floating Rate Notes, 2023 Notes, and 2028 Notes (collectively, the "Unsecured Notes") are fully and unconditionally guaranteed on a senior unsecured basis by Holdings. The 2026 Notes are fully and unconditionally guaranteed on a secured senior and second lien basis by Holdings and Spirit NC. The 2025 Notes are fully and unconditionally guaranteed on a secured second lien basis by Holdings and Spirit NC. Together, the Floating Rate Notes, 2023 Notes, 2025 Notes, 2026 Notes, and 2028 Notes shall be referred to as the “Existing Notes.”

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent guarantor of the Existing Notes, as further detailed in Note 15, Debt;

(ii)	Spirit, as issuer of the Existing Notes;

(iii)	Spirit NC, as a guarantor of the 2026 Notes on a secured senior and second lien basis and 2025 Notes on a secured second lien basis;

(iv)	The Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”), on a combined basis;

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

(v)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Holdings, Spirit NC, and the Non-Guarantor Subsidiaries, (b) eliminate the investments in the Company’s subsidiaries, and (c) record consolidating entries; and

(vi)	Holdings and its subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations
For the Three Months Ended April 2, 2020

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$899.2	$111.2	$230.9	$(164.0)	$1,077.3
Operating costs and expenses
Cost of sales	—	962.7	107.4	206.4	(164.0)	1,112.5
Selling, general and administrative	3.5	68.1	0.8	5.0	—	77.4
Restructuring cost	—	42.6	—	—	—	42.6
Research and development	—	11.6	0.1	0.6	—	12.3
Total operating costs and expenses	3.5	1,085.0	108.3	212.0	(164.0)	1,244.8
Operating (loss) income	(3.5)	(185.8)	2.9	18.9	—	(167.5)
Interest expense and financing fee amortization	—	(32.1)	—	(0.9)	0.8	(32.2)
Other (expense) income, net	—	(54.3)	—	6.1	(0.8)	(49.0)
(Loss) income before income taxes and equity in net (loss) income of affiliate and subsidiaries	(3.5)	(272.2)	2.9	24.1	—	(248.7)
Income tax benefit (provision)	1.2	90.3	(0.7)	(3.6)	—	87.2
(Loss) income before equity in net (loss) income of affiliate and subsidiaries	(2.3)	(181.9)	2.2	20.5	—	(161.5)
Equity in net (loss) income of affiliate	—	—	—	(1.5)	—	(1.5)
Equity in net (loss) income of subsidiaries	(160.7)	21.2	—	—	139.5	—
Net (loss) income	(163.0)	(160.7)	2.2	19.0	139.5	(163.0)
Other comprehensive (loss) income	(141.7)	(141.7)	—	24.5	117.2	(141.7)
Comprehensive (loss) income	$(304.7)	$(302.4)	$2.2	$43.5	$256.7	$(304.7)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Three Months Ended March 28, 2019

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$1,765.2	116.4	$256.8	$(170.6)	$1,967.8
Operating costs and expenses
Cost of sales	—	1,500.3	112.7	215.9	(170.6)	1,658.3
Selling, general and administrative	2.3	56.5	0.8	4.0	—	63.6
Research and development	—	11.4	0.4	1.1	—	12.9
Total operating costs and expenses	2.3	1,568.2	113.9	221.0	(170.6)	1,734.8
Operating income (loss)	(2.3)	197.0	2.5	35.8	—	233.0
Interest expense and financing fee amortization	—	(18.8)	—	(1.0)	1.0	(18.8)
Other (expense) income, net	—	(8.4)	—	(1.6)	(1.0)	(11.0)
Income (loss) before income taxes and equity in net income of affiliate and subsidiaries	(2.3)	169.8	2.5	33.2	—	203.2
Income tax (provision) benefit	0.5	(34.7)	(0.6)	(5.3)	—	(40.1)
Income (loss) before equity in net income of affiliate and subsidiaries	(1.8)	135.1	1.9	27.9	—	163.1
Equity in net income of affiliate	—	—	—	—	—	—
Equity in net income of subsidiaries	164.9	29.8	—	—	(194.7)	—
Net income	163.1	164.9	1.9	27.9	(194.7)	163.1
Other comprehensive income (loss)	10.0	10.0	—	10.4	(20.4)	10.0
Comprehensive income (loss)	$173.1	$174.9	1.9	$38.3	$(215.1)	$173.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
April 2, 2020

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$1,717.0	$—	$116.6	$—	$1,833.6
Restricted cash	—	0.3	—	—	—	0.3
Accounts receivable, net	—	480.1	52.6	301.2	(325.3)	508.6
Contract assets, short-term	—	328.2	—	52.7	—	380.9
Inventory, net	—	832.8	145.0	190.9	—	1,168.7
Other current assets	—	129.7	—	4.3	—	134.0
Total current assets	—	3,488.1	197.6	665.7	(325.3)	4,026.1
Property, plant and equipment, net	—	1,773.9	295.7	183.6	—	2,253.2
Right of use assets	—	40.0	7.3	0.2	—	47.5
Contract assets, long-term	—	3.6	—	6.8	—	10.4
Pension assets, net	—	259.0	—	23.6	—	282.6
Deferred income taxes	—	192.4	—	0.2	—	192.6
Goodwill	—	76.2	—	2.3	—	78.5
Intangible assets, net	—	30.6	—	—	—	30.6
Investment in subsidiary	1,456.4	821.0	—	—	(2,277.4)	—
Other assets	—	152.7	—	113.7	(186.8)	79.6
Total assets	$1,456.4	$6,837.5	$500.6	$996.1	$(2,789.5)	$7,001.1
Liabilities
Accounts payable	$—	$660.4	$225.6	$180.0	$(325.3)	$740.7
Accrued expenses	—	251.0	1.1	34.0	—	286.1
Profit sharing	—	15.4	—	2.2	—	17.6
Current portion of long-term debt	—	50.8	0.2	1.7	—	52.7
Operating lease liabilities, short-term	—	5.3	0.6	—	—	5.9
Advance payments, short-term	—	17.8	—	—	—	17.8
Contract liabilities, short-term	—	166.9	—	—	—	166.9
Forward loss provision, long-term	—	91.5	—	—	—	91.5
Deferred revenue and other deferred credits, short-term	—	17.6	—	0.3	—	17.9
Other current liabilities	—	27.2	—	9.8	—	37.0
Total current liabilities	—	1,303.9	227.5	228.0	(325.3)	1,434.1
Long-term debt	—	2,968.9	0.8	94.7	(86.2)	2,978.2
Operating lease liabilities, long-term	—	34.9	6.7	0.1	—	41.7
Advance payments, long-term	—	327.3	—	—	—	327.3
Pension/OPEB obligation	—	50.9	—	—	—	50.9
Contract liabilities, long-term	—	388.9	—	—	—	388.9
Forward loss provision, long-term	—	146.9	—	—	—	146.9
Deferred grant income liability - non-current	—	9.1	—	18.3	—	27.4
Deferred revenue and other deferred credits	—	31.4	—	5.4	—	36.8
Deferred income taxes	—	—	—	8.2	—	8.2
Other liabilities	—	199.0	—	5.9	(100.6)	104.3
Total equity	1,456.4	1,376.3	265.6	635.5	(2,277.4)	1,456.4
Total liabilities and stockholders’ equity	$1,456.4	$6,837.5	$500.6	$996.1	$(2,789.5)	$7,001.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2019

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$2,193.3	$—	$157.2	$—	$2,350.5
Restricted cash	—	0.3	—	—	—	0.3
Accounts receivable, net	—	565.4	50.5	250.7	(320.2)	546.4
Inventory, net	—	786.8	136.8	195.2	—	1,118.8
Contract assets, short-term	—	458.8	—	69.5	—	528.3
Other current assets	—	93.5	—	5.2	—	98.7
Total current assets	—	4,098.1	187.3	677.8	(320.2)	4,643.0
Property, plant and equipment, net	—	1,773.0	306.3	192.4	—	2,271.7
Right of use assets	—	41.2	7.5	0.2	—	48.9
Contract assets, long-term	—	6.4	—	—	—	6.4
Pension assets, net	—	424.2	—	24.9	—	449.1
Deferred income taxes	—	106.3	—	0.2	—	106.5
Goodwill	—	—	—	2.4	—	2.4
Intangible assets, net	—	1.2	—	—	—	1.2
Investment in subsidiary	1,761.9	838.4	—	—	(2,600.3)	—
Other assets	—	147.6	—	116.0	(186.8)	76.8
Total assets	$1,761.9	$7,436.4	$501.1	$1,013.9	$(3,107.3)	$7,606.0
Liabilities
Accounts payable	$—	$977.1	$226.3	$175.1	$(320.2)	$1,058.3
Accrued expenses	—	210.0	0.8	29.4	—	240.2
Profit sharing	—	76.9	—	7.6	—	84.5
Current portion of long-term debt	—	48.4	0.2	1.6	—	50.2
Operating lease liabilities, short-term	—	5.3	0.6	0.1	—	6.0
Advance payments, short-term	—	21.6	—	—	—	21.6
Contract liabilities, short-term	—	158.3	—	—	—	158.3
Forward loss provision, long-term	—	83.9	—	—	—	83.9
Deferred revenue and other deferred credits, short-term	—	14.5	—	0.3	—	14.8
Other current liabilities	—	29.3	2.1	11.5	—	42.9
Total current liabilities	—	1,625.3	230.0	225.6	(320.2)	1,760.7
Long-term debt	—	2,974.7	0.9	94.7	(86.2)	2,984.1
Operating lease liabilities, long-term	—	36.0	6.9	0.1	—	43.0
Advance payments, long-term	—	333.3	—	—	—	333.3
Pension/OPEB obligation	—	35.7	—	—	—	35.7
Contract liabilities, long-term	—	356.3	—	—	—	356.3
Forward loss provision, long-term	—	163.5	—	—	—	163.5
Deferred grant income liability - non-current	—	9.2	—	19.8	—	29.0
Deferred revenue and other deferred credits	—	30.4	—	4.0	—	34.4
Deferred income taxes	—	—	—	8.3	—	8.3
Other liabilities	—	190.1	—	6.3	(100.6)	95.8
Total equity	1,761.9	1,681.9	263.3	655.1	(2,600.3)	1,761.9
Total liabilities and stockholders’ equity	$1,761.9	$7,436.4	$501.1	$1,013.9	$(3,107.3)	$7,606.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended April 2, 2020

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash used in operating activities	$—	$(312.5)	$9.8	$(28.6)		$(331.3)
Investing activities
Purchase of property, plant and equipment	—	(23.4)	(0.4)	(7.2)	—	(31.0)
Acquisition, net of cash acquired	—	(118.1)	—	—	—	(118.1)
Other	—	0.3	—	1.5	—	1.8
Net cash used in investing activities	—	(141.2)	(0.4)	(5.7)	—	(147.3)
Financing activities
Customer financing	—	10.0	—	—	—	10.0
Principal payments of debt	—	(7.0)	—	(0.3)	—	(7.3)
Payments on term loan	—	(5.7)	—	—	—	(5.7)
Proceeds (payments) from intercompany debt	—	9.1	(9.4)	0.3	—	—
Taxes paid related to net share settlement of awards	—	(13.1)	—	—	—	(13.1)
Proceeds (payments) from subsidiary for dividends paid	12.4	(12.4)	—	—	—	—
Dividends Paid	(12.4)	—	—	—	—	(12.4)
Proceeds from issuance of ESPP stock	—	1.3	—	—	—	1.3
Debt issuance costs	—	(4.8)	—	—	—	(4.8)
Net cash provided by (used in) financing activities	—	(22.6)	(9.4)	—	—	(32.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6.2)		(6.2)
Net decrease in cash and cash equivalents for the period	—	(476.3)	—	(40.5)	—	(516.8)
Cash, cash equivalents, and restricted cash, beginning of period	—	2,210.0	—	157.2	—	2,367.2
Cash, cash equivalents, and restricted cash, end of period	$—	$1,733.7	$—	$116.7	$—	$1,850.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 28, 2019

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$197.4	$3.3	$41.5	$—	$242.2
Investing activities
Purchase of property, plant and equipment	—	(29.3)	(3.3)	(8.2)	—	(40.8)
Acquisition, net of cash acquired	—	—	—	—	—	—
Other	—	0.1	—	—	—	0.1
Net cash used in investing activities	—	(29.2)	(3.3)	(8.2)	—	(40.7)
Financing activities
Proceeds from issuance of debt	—	250.0	—	—	—	250.0
Proceeds from revolving credit facility	—	100.0	—	—	—	100.0
Principal payments of debt	—	(2.4)	—	(0.2)	—	(2.6)
Proceeds (payments) from intercompany debt	—	34.0	—	(34.0)	—	—
Taxes paid related to net share settlement of awards	—	(10.0)	—	—	—	(10.0)
Proceeds (payments) from subsidiary for purchase of treasury stock	75.0	(75.0)	—	—	—	—
Purchase of treasury stock	(75.0)	—	—	—	—	(75.0)
Proceeds (payments) from subsidiary for dividends paid	12.7	(12.7)	—	—	—	—
Dividends Paid	(12.7)	—	—	—	—	(12.7)
Net cash provided by (used in) financing activities	—	283.9	—	(34.2)	—	249.7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents for the period	—	452.1	—	(1.2)	—	450.9
Cash, cash equivalents, and restricted cash, beginning of period	—	725.5	—	68.6	—	794.1
Cash, cash equivalents, and restricted cash, end of period	—	1,177.6	—	67.4	—	1,245.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

26.  Subsequent Events

April 2020 Amendment and 2025 Notes

On April 13, 2020, the Company entered into the April 2020 Amendment to the 2018 Credit Agreement, which became effective on April 17, 2020. On April 17, 2020, the Company issued the 2025 Notes. For more information on each of these items, please see Note 15, Debt.
Rights Plan
On April 22, 2020, the Company’s Board of Directors declared a dividend of one right (a “Right”) for each outstanding share of Common Stock held of record at the close of business on May 1, 2020 (the “Record Time”), and adopted a stockholder rights plan, as set forth in the Stockholder Protection Rights Agreement, dated as of April 22, 2020 (the “Rights Agreement”), between the Company and Computershare Inc., as Rights Agent. The Rights will be payable upon the later of the Record Time and the certification by the New York Stock Exchange to the Securities and Exchange Commission that the Rights have been approved for listing and registration.

Generally, the Rights may cause substantial dilution to a person or group that acquires 10% (or 20% in the case of a passive institutional investor) or more of the Common Stock unless the Rights are first redeemed or the Rights Agreement is terminated by the Board. While the Rights will not prevent a takeover of the Company, they may discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. Nevertheless, the Rights will not interfere with a Board-approved transaction that is in the best interests of the Company and its stockholders because the Rights can be redeemed, or the Rights Agreement terminated, on or prior to the consummation of such a transaction. Prior to exercise, the Rights do not confer voting or dividend rights.

Airbus Production Volumes

On April 8, 2020, the Company received a supplier letter from Airbus, which provided information related to expected future production rates as a response to the significant disruption to global travel caused by the COVID-19 pandemic.

The overall rates announced by Airbus are as follows:
▪Single-aisle average production volume of 40 APM
▪A350 average production volume of 6 APM
▪A330 average production volume of 2 APM

These rates are based upon a “mid-term plan” that extends through August of 2020, with additional conclusions regarding the long-term production plan expected to be resolved later in the second quarter. Due to these reduced production volumes, the Company expects lower amounts of revenue and gross profit as deliveries decrease below levels in previous periods.

The Company is currently evaluating the potential impact to the A350 program, and based on its preliminary assessment expects to incur an incremental forward loss of approximately $15 to $20 in the second quarter of 2020. As a result of the uncertainty which exists regarding specific production rates, timing, duration and the Company’s actions it may take to recalibrate its cost structure in response to lower production volumes, the amount of forward loss the Company will incur in the second quarter of 2020 may be materially different than the range indicated above.

Boeing Production Volumes

On April 29, 2020, Boeing announced the following changes to its expected future production rates as a response to the significant disruption to global travel caused by the COVID-19 pandemic.

•	B737 MAX resume at low rates in 2020, and gradually increase to 31 APM during 2021

•	B787 average production volume of 10 APM in 2020, and gradually decrease to 7 APM by 2022

•	B777 average production volume will be reduced to 3 APM in 2021

On February 6, 2020, Boeing and the Company entered into the 2020 MOA providing for delivery to Boeing of 216 B737 MAX shipsets in 2020. On May 4, 2020, Boeing and the Company agreed that Spirit will deliver 125 B737 MAX shipsets to Boeing in 2020, rather than the previously announced 216 shipsets. The 125 shipsets to be delivered in 2020 includes shipsets

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Spirit has delivered to Boeing since January 1, 2020. The Company is working with Boeing to define the specific impacts of these production rate changes, including the timing, duration, model mix, and any potential pricing impacts and anticipates conclusions will be reached later in the second quarter. Due to these reduced production volumes, the Company expects lower amounts of revenue and gross profit as deliveries decrease below levels in previous periods.

The Company is currently evaluating the potential impact to the B787 program, and based on its preliminary assessment expects to incur an incremental forward loss of approximately $70 to $90 in the second quarter of 2020 due to the impact of reduced production volumes and the corresponding amount of fixed overhead absorption applied to lower deliveries. Additionally, the Company will evaluate the impact of the expected lower production volumes of the B777 program, which may result in incremental forward losses on other Boeing programs. As a result of the uncertainty which exists regarding our customer’s specific production rates, timing, duration and the Company’s actions it may take to recalibrate its cost structure in response to decisions our customers make, the amount of forward loss the Company will incur in the second quarter of 2020 may be materially different than the range indicated above.

Additional Workforce Actions

On May 1, 2020, Spirit announced various employment reduction actions in light of customer production rate reductions. Such actions included a voluntary layoff program that was offered to union represented employees in Wichita, KS, a reduction of 1,450 employees in Wichita, KS, and additional reductions at other Spirit locations. Spirit's work on defense programs is expected to continue uninterrupted.

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

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

1)	the timing and conditions surrounding the return to service of the B737 MAX, future demand for the aircraft, and any residual impacts of the grounding on production rates for the aircraft;

2)	our reliance on Boeing for a significant portion of our revenues;

3)	our ability to continue to grow our business and execute our growth strategy including our ability to enter into profitable supply arrangements with additional customers;

4)	the business condition and liquidity of Boeing and Airbus and their ability to satisfy their contractual obligations to the Company;

5)
demand for our products and services and the effect of economic or geopolitical conditions, or other events, such as pandemics, in the industries and markets in which we operate in the U.S. and globally;

6)
the impact of the COVID-19 pandemic on our business and operations, including on the demand for our and our customers’ products and services, on trade and transport restrictions, on the global aerospace supply chain, on our ability to retain the skilled work force necessary for production and development and generally on our ability to effectively manage the impacts of the COVID-19 pandemic on our business operations;

7)	the certainty of our backlog, including the ability of customers to cancel or delay orders prior to shipment;

8)	our ability to accurately estimate and manage performance, cost, margins, and revenue under our contracts, and the potential for additional forward losses on new and maturing programs;

9)	our ability and our suppliers’ ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft;

10)	competitive conditions in the markets in which we operate, including in-sourcing by commercial aerospace original equipment manufacturers;

11)	our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing, Airbus and other customers;

12)
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

13)	the possibility that our cash flows may not be adequate for our additional capital needs;

14)	our ability to avoid or recover from cyber-based or other security attacks and other operations disruptions;

15)	legislative or regulatory actions, both domestic and foreign, impacting our operations;

16)	the effect of changes in tax laws and the Company’s ability to accurately calculate and estimate the effect of such changes;

17)	any reduction in our credit ratings;

18)	our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components;

19)	our ability to recruit and retain a critical mass of highly skilled employees;

20)	our relationships with the unions representing many of our employees, including our ability to avoid labor disputes and work stoppages with respect to our union employees;

21)	spending by the U.S. and other governments on defense;

22)	pension plan assumptions and future contributions;

23)
the effectiveness of our internal control over financial reporting; and any difficulties or delays that could affect the Company’s ability to effectively implement the remediation plan, in whole or in part, to address the material weakness identified in the Company’s internal control over financial reporting, as described in Item 9A. “Controls and Procedures” of the Annual Report on Form 10-K for 2019;

24)	the outcome or impact of ongoing or future litigation, claims, and regulatory actions, including our exposure to potential product liability and warranty claims;

25)	our ability to continue selling certain receivables through our supplier financing programs;

26)	our ability to access the capital markets to fund our liquidity needs, and the costs and terms of any additional financing;

27)	any regulatory or legal action arising from the review of our accounting processes;

28)
the risks of doing business internationally, including fluctuations in foreign currency exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws, and domestic and foreign government policies.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the section captioned “Risk Factors” in our most recent Annual Report on Form 10-K and under Part II, Item 1A. “Risk Factors” in this Form 10-Q for a more complete discussion of these and other factors that may affect our business.

Management’s Focus

In 2020, management’s focus will be on eliminating costs and preserving liquidity in light of the COVID-19 pandemic and continued grounding of the B737 MAX, and closing and integrating the Asco Acquisition and Bombardier Acquisition.

COVID-19

During the three months ended April 2, 2020, the effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have impacted the aviation industry, our customers, and our business globally. As a response to the pandemic, our customers and us have implemented production suspensions and our customers have adjusted production rates and/or are contemplating lower production rates. For additional information on the production rate reductions, see Note 26, Subsequent Events, to our condensed consolidated financial statements included in Part I of this Quarterly Report. For additional information on how the COVID-19 pandemic may impact our operations, see Part II, Item 1A. “Risk Factors” in this Form 10-Q.

In response to the COVID-19 pandemic, we have enacted our crisis management and response process as part of our enterprise risk management program to help us navigate the challenges we face due to the COVID-19 pandemic. We have deployed global teams to monitor the situation and recommend appropriate actions; implemented travel restrictions for our employees; implemented social-distancing standards throughout the workplace; initiated consistent and ongoing cleaning of high-touch areas; begun deep cleaning and sanitization of work spaces potentially exposed to the virus; and established processes aligned with CDC guidelines to work with any exposed individual on the necessary quarantine period and the process to return to work.

Spirit has taken several actions to reduce costs due to the economic impact of the COVID-19 pandemic, including the following:

•	Reduced pay for all U.S.-based executives by 20 percent until further notice. The company will address non-U.S. executive pay in accordance with local law and statutory requirements

•	Initiated a 21 calendar-day furlough of production workers and managers supporting Boeing programs in Wichita, Kansas and Oklahoma

•	Implemented a four-day work week for its salaried workforce at its Wichita, Kansas facility until further notice

•	Announced reduction of 1,450 employees in Wichita, KS and additional reductions at other Spirit locations to align to lower production levels

These actions are in addition to other cost reduction actions Spirit took previously in light of the B737 MAX production suspension.

If OEM production rates decline in the future, Spirit will evaluate further cost reduction actions, including additional workforce actions.

Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that COVID-19 will have on our business going forward, including:

•
whether there will be additional production suspensions or production rate reductions relating to the COVID-19 pandemic and the resulting impact on our financial performance, liquidity and our cash flows;

•	if we will have significant employee absenteeism due to fear of COVID-19 infection;

•	if we may experience lawsuits or regulatory actions due to COVID-19 spread in the workplace;

•	reputational risk we may experience due to COVID-19 spread in the workplace;

•	the effect of significant salary cuts across our workforce, which may result in critical employee departures;

•
the impact remote working arrangements, salary reductions, and shortened work weeks for salaried employees will have on the health and productivity of management and our employees, and our ability to maintain our financial reporting processes and related controls and manage the complex accounting issues presented by the COVID-19 pandemic such as excess cost accounting, impairment analysis and business combination controls;

•	the impact on the Company’s vendors and outsourced business processes and their process and controls documentation;

•	the impact on our suppliers, including whether they will be able to meet our future needs;

•	the impact on our contracts with our customers and suppliers, including force majeure provisions;

•
our ability to withstand and recover from any cyberattacks as a result of a remote working environment, and potential reputational impacts or loss of customer contracts as a result of such cyberattacks; and

•	the impact on the public’s demand and ability to pay for future airline travel, whether or not vaccines or effective treatments for COVID-19 become available.

Any of these items or all of these items may occur, which individually or in the aggregate may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We currently expect, however, that the COVID-19 outbreak will impact our financial performance for the quarter ended July 2, 2020 much more significantly than it impacted the quarter ended April 2, 2020 primarily because our Boeing production suspension took place at the end of the third month in the first quarter of 2020 and continues into the second quarter, and an increasing number of markets and locations will have been subject to the governmental measures and economic disruptions noted above during a larger portion of the second quarter (as compared to the first quarter, when the effects of the outbreak were more limited to China and certain other Asian markets during January 2020 and much of February 2020). Our customers have recently announced production rate reductions and, as a result of certain reductions, we expect to incur forward losses in the second quarter of 2020. For additional information on the production rate reductions and potential forward losses, see Note 26, Subsequent Events, to our condensed consolidated financial statements included in Part I of this Quarterly Report. With the spread of COVID-19 to Europe, the United States and other regions, we expect the outbreak and its effects to continue to have a significant negative impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be an extensive period of time.

The extent of the effects of the COVID-19 outbreak on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments, most of which are outside of our control. These include, but are not limited to, the severity, extent and duration of the global pandemic and its impact on the aircraft industry; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans, bans on public gatherings, required closures of non-essential businesses and aid and economic stimulus efforts; the speed and extent of the recovery across the broader travel ecosystem, including how long the public will continue to be concerned about the pandemic and avoid aircraft travel; and any economic recession resulting from the pandemic. The pandemic may continue to expand in regions that have not yet been affected by the COVID-19 outbreak after conditions begin to recover in currently affected regions, which could continue to affect our business. Also, existing restrictions in affected areas could be extended after the virus has been contained in order to avoid relapses, and regions that recover from the outbreak may suffer from a relapse and re-imposition of restrictions.

Our expectation is that our business operations will not improve until our customers are willing to produce aircraft at sufficient levels, which is dependent upon consumers’ willingness to use aircraft travel and sufficient OEM orders (without suspension) from airlines and the financial wherewithal of airlines specifically and generally. This may not occur until well after the broader global economy begins to improve.

B737 Program

For the twelve months ended December 31, 2019, approximately 53% of our net revenues were generated from sales of components to Boeing for the B737 MAX aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Sustaining Agreement. The contract is a requirements contract and Boeing can reduce the purchase volume at any time. While we have taken actions to align our cost structure to the lower 2020 production rates, the benefit of such actions will be realized over time and the B737 MAX situation continues to presents challenges to our liquidity. These challenges are exacerbated by the COVID-19 pandemic as other programs that alleviate the strain of the lower B737 MAX production rate are now suspended or producing at lower rates.

Based on Boeing’s public statements, we have assumed that regulatory approval will enable B737 MAX deliveries to resume no earlier than late summer. We cannot predict the effect of the COVID-19 pandemic on this timeline. In the event of delays to this timeline and corresponding changes to our production rate, we may be required to take actions with longer-term impact, such as additional changes to our production plans, employment reductions and/or the expenditure of significant resources to support our supply chain and/or Boeing. In addition, if Boeing is unable to return the B737 MAX to service in one or more jurisdictions, begin timely deliveries to customers, or if production levels across our programs are reduced beyond current expectations due to depressed demand relating to COVID-19 or otherwise, our liquidity position may worsen absent our ability to procure additional financing and we may trigger an event of default under our 2018 Credit Agreement, and our business, financial condition, results of operations and cash flows could be materially adversely impacted.

Impairment
Recoverability of Current and Noncurrent Assets

The Company’s operations require management to make estimates, which involve a significant amount of judgment when completing recoverability and impairment tests of current and noncurrent assets. Factors that management estimates include, but are not limited to, program delivery schedules, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts, any outstanding contractual matters, the economic lives of the assets, foreign currency exchange rates, tax rates, capital spending, and customers’ financial condition. The ability for the Company to fully assess these factors is challenging and presents many risks and opportunities, as more fully described in Note 4, Changes in Estimates, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

The uncertainties associated with the duration of the COVID-19 pandemic increase the difficulty in estimating the potential impact of these factors. Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, April 2, 2020. Subsequent to this date, there have been significant changes to the global economic situation and to public securities markets as a consequence of the COVID-19 pandemic. It is reasonably possible that such changes could alter estimates as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment.

At April 2, 2020, the net book value of long-lived assets was $2,253.2 million. During the first quarter of 2020, the Company determined that the economic uncertainty caused by the COVID-19 pandemic was a trigger for an impairment review of long-lived assets. As a result of management’s review, we determined no impairment was required as of April 2, 2020.

Additionally as of April 2, 2020, the balance of goodwill and intangible assets was $78.5 million and $30.6 million, respectively which was primarily due to the FMI acquisition in the first quarter of 2020. Management considered potential impacts resulting from COVID-19 pandemic on the valuation of goodwill and intangible assets as of April 2, 2020.

When performing impairment tests, we estimated the anticipated cash flows related to specific asset groupings and compared the forecasted cash flows with the respective net book value of the asset group. To the extent that forecasted cash flows exceeded the respective group net book value, no further impairment analysis was required. As a result of this assessment, we were not required to estimate the fair values of the assets, however, if the estimated future cash flows were to significantly change in the future, we would use management’s best assumptions to assess an estimate of fair market value , which we believe would be consistent with what a market participate would use. The variability of these factors depends on a number of conditions, including uncertainty associated with COVID-19, and as a result our initial accounting assessment may change from period to period. Our current estimates reflect potential production rate reduction scenarios for our primary customers that are not permanent in nature as we assume there will be an economic recovery from the impact of COVID-19 and global passenger levels will ultimately return to pre-COVID 19 levels. If we had used other assumptions and estimates when tests of these assets were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions or if different conditions exist in future periods, future impairment charges could result. The total future impairment charges and other asset write-offs we may be required to record could be material.

We perform recoverability and impairment tests of current and noncurrent assets in accordance with GAAP. For certain assets, recoverability and/or impairment tests are required only when conditions exist that indicate the carrying value may not be recoverable. For other assets, impairment tests are required at least annually, or more frequently if events or circumstances indicate that an asset may be impaired.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended
	April 2, 2020	March 28, 2019
	($ in millions)
Revenue	$1,077.3	$1,967.8
Cost of sales	1,112.5	1,658.3
Gross profit	(35.2)	309.5
Selling, general and administrative	77.4	63.6
Restructuring costs	42.6	—
Research and development	12.3	12.9
Operating (loss) income	(167.5)	233.0
Interest expense and financing fee amortization	(32.2)	(18.8)
Other (expense) income, net	(49.0)	(11.0)
(Loss) income before income taxes and equity in net (loss) income of affiliate	(248.7)	203.2
Income tax benefit (provision)	87.2	(40.1)
(Loss) income before equity in net (loss) income of affiliate	(161.5)	163.1
Equity in net (loss) income of affiliate	(1.5)	—
Net (loss) income	$(163.0)	$163.1

Comparative shipset deliveries by model are as follows:

	Three Months Ended
Model	April 2, 2020	March 28, 2019
B737	18	152
B747	2	1
B767	6	8
B777	9	13
B787	40	42
Total Boeing	75	216
A220	15	8
A320 Family	188	178
A330	8	9
A350	26	28
A380	—	1
Total Airbus	237	224
Business and Regional Jets (1)	12	13
Total	324	453

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

Net revenues by prime customer are as follows:

	Three Months Ended
Prime Customer	April 2, 2020	March 28, 2019
	($ in millions)
Boeing	$676.1	$1,548.4
Airbus	287.2	329.8
Other	114.0	89.6
Total net revenues	$1,077.3	$1,967.8

Changes in Estimates

During the first quarter of 2020, we recognized unfavorable changes in estimates of $27.9 million, which included net forward charges of $19.7 million, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2020 of $8.2 million. During the same period in the prior year, we recognized favorable changes in estimates of $0.5 million, which included favorable changes in estimates on loss programs of $4.7 million, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2019 of $4.2 million.

Three Months Ended April 2, 2020 as Compared to Three Months Ended March 28, 2019

Revenue.  Revenues for the three months ended April 2, 2020 were $1,077.3 million, a decrease of $890.5 million, or 45.3%, compared to net revenues of $1,967.8 million for the same period in the prior year. Lower revenues were recorded for all segments during the first quarter of 2020 compared to the same period in the prior year. The decrease in revenues was primarily due to decreased production activity on the B737 MAX, and B777, and lower revenue recognized on A350 program due to a contractual terms agreement, partially offset by increased Global Customer Support and Services (“GCS&S”) and Defense activity. Approximately 89% of Spirit’s net revenues for the first quarter of 2020 came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing decreased to 75 shipsets during the first quarter of 2020, compared to 216 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the B737 MAX program. Total production deliveries to Airbus increased slightly to 237 shipsets during the first quarter of 2020, compared to 224 shipsets delivered in the same period of the prior year, primarily driven by increased production of the A320 and A220 programs, partially offset by decreased A330, A350 XWB, and A380 deliveries. Total production deliveries of business/regional jet wing and wing components decreased to 12 shipsets during the first quarter of 2020, compared to 13 shipsets delivered in the same period of the prior year. In total, production deliveries decreased to 324 shipsets during the first quarter of 2020, compared to 453 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit.  Gross Loss was $35.2 million for the three months ended April 2, 2020, compared to Gross Profit of $309.5 million for the same period in the prior year. This decrease was primarily driven by decreased margins recognized on the B737 MAX, B777, and A350 programs, $73.4 million lower margins recognized on the Boeing 737 MAX program due to excess capacity costs, and $25.4 million related to temporary workforce reduction costs for COVID-19 Boeing production suspension that began in March 2020. In the first quarter of 2020, we recognized $8.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2020, and $19.7 million of net forward loss charges related to the B747, B787, Airbus A350, and BR725 programs. In the first quarter of 2019, we recorded $4.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2019, and $4.7 million of favorable changes in estimate on forward loss programs.

SG&A and Research and Development.  SG&A expense was $13.8 million higher for the three months ended April 2, 2020, compared to the same period in the prior year related to planned acquisition costs and legal fees. Research and development expense was $0.6 million lower for the three months ended April 2, 2020, compared to the same period in the prior year.

Restructuring Costs. Restructuring costs was $ 42.6 million higher for the three months ended April 2, 2020, compared to the same period in the prior year for cost-alignment and headcount reductions.

Operating (Loss) Income.  Operating loss for the three months ended April 2, 2020 was $167.5 million, a decrease of $400.5 million, compared to operating income of $233.0 million for the same period in the prior year. The decrease was primarily driven by the B737 MAX program production suspension that began on January 1, 2020. Spirit recognized lower margin driven by significantly less deliveries, excess capacity cost of $73.4 million, and temporary workforce adjustment costs of $25.4 million resulting from the Boeing production suspension which began in March 2020 related to COVID-19. Spirit also recognized restructuring expenses of $42.6 million for cost-alignment and headcount reductions. Further, Spirit recognized a non-cash expense of $69.2 million resulting from the VRP. In addition to the expenses described above, Spirit recognized forward loss charges of $19.7 million in the first quarter of 2020 related to the B747, B787, Airbus A350, and BR725 programs.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended April 2, 2020 includes $26.7 million of interest and fees paid or accrued in connection with long-term debt and $2.1 million in amortization of deferred financing costs and original issue discount, compared to $16.4 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount for the same period in the prior year.

Other (Expense) Income, net. Other expense, net for the three months ended April 2, 2020 was $49.0 million, compared to $11.0 million for the same period in the prior year. Other expense, net during the first quarter of 2020 was primarily driven by expenses related to the VRP.

Provision for Income Taxes. On March 27, 2020, President Trump signed into U.S. federal law the CARES Act which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. We are currently evaluating the implications of the CARES Act.
For the three months ending April 2, 2020, the amount of income tax benefit that would have been recognized under the expected annual effective tax rate would have exceeded the tax benefit we expect to realize for the full year. Due to this, the loss was limited by the year to date tax benefit that would have been recognized if the year to date loss were the full year anticipated loss (“Loss Limitation Rule”). In addition, discrete events or items were recorded in the current quarter. Examples of discrete items include excess tax benefit in respect of share-based compensation, finalizing audit examinations for open tax years, statute of limitations expiration, or a change in tax law.
Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing asset and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on the Company’s earnings history, in conjunction with other positive and negative evidence, we have determined it is more likely than not that the benefits from the deferred tax assets will be realized and a valuation allowance is not appropriate at this time.

The income tax provision for the three months ended April 2, 2020 includes ($47.0) million for federal taxes, ($43.8) million for state taxes and $3.6 million for foreign taxes. The income tax provision for the three months ended March 28, 2019 includes $34.0 million for federal taxes, $0.8 million for state taxes and $5.3 million for foreign taxes. The effective tax rate for the three months ended April 2, 2020 was 35.1% as compared to 19.8% for the same period in 2019. As we are reporting a pre-tax loss for the three months ended April 2, 2020, increases to tax expense result in a decrease to our effective tax rate and decreases to tax expense result in an increase to our effective tax rate. The increase to our effective tax rate is primarily due to the benefit generated by state tax credits. In addition, the incorporation of the Loss Limitation Rule and the benefit generated related to the carryback of our 2020 estimated income tax loss as permitted by the CARES Act resulted in increases to the rate which were offset by increases to Global Intangible Low-Taxed Income (“GILTI”) and other permanent differences.

The increase from the U.S. statutory tax rate (resulting in incremental tax benefit) is attributable primarily to the impact of state tax credits. In addition, share based compensation excess tax benefit, foreign tax rates lower than the U.S. rate, and the resulting permanent benefit related to the carryback of our 2020 estimated tax loss offset by the tax on global intangible low-taxed income and permanent differences contributed to an increase in the statutory rate.

Segments.  The following table shows segment revenues and operating income for the three months ended April 2, 2020 and March 28, 2019:

	Three Months Ended
	April 2, 2020	March 28, 2019
	($ in millions)
Segment Revenues
Fuselage Systems	$551.5	$1,069.6
Propulsion Systems	225.2	485.7
Wing Systems	291.4	407.9
All Other	9.2	4.6
	$1,077.3	$1,967.8
Segment Operating (Loss) Income
Fuselage Systems	$(86.4)	$138.9
Propulsion Systems	(5.3)	95.5
Wing Systems	13.6	65.8
All Other	1.8	1.2
	(76.3)	301.4
SG&A	(77.4)	(63.6)
Research and development	(12.3)	(12.9)
Unallocated cost of sales (1)	(1.5)	8.1
Total operating (loss) income	$(167.5)	$233.0

(1) Includes $1.3 million warranty expense and $7.9 million reversal of warranty expense for the three months ended April 2, 2020 and March 28, 2019, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems, and All Other represented approximately 51%, 21%, 27% and 1%, respectively, of our net revenues for the three months ended April 2, 2020.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended April 2, 2020 were $551.5 million, a decrease of $518.1 million, or 48%, compared to the same period in the prior year. The decrease in revenue was primarily due to lower production volumes on B737 MAX program resulting from production suspension directed by Boeing which began on January 1, 2020. Fuselage Systems segment operating margins were (16%) for the three months ended April 2, 2020, compared to 13% for the same period in the prior year, primarily due to lower margins recognized on the B737 MAX program due to significantly less deliveries, excess capacity costs of $51.2 million, temporary workforce reductions of $15.3 million due to COVID-19 Boeing production suspension, restructuring costs of $30.1 million for cost alignment and headcount reductions and pricing terms on A350 program. In the first quarter of 2020, the segment recorded unfavorable cumulative catch-up adjustments of $4.0 million and net forward loss charges of $13.2 million. In comparison, during the first quarter of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $1.2 million and favorable changes in estimates on loss programs of $3.7 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended April 2, 2020 were $225.2 million, a decrease of $260.5 million, or 54%, compared to the same period in the prior year. The decrease was primarily due to lower production volumes on B737 MAX program resulting from the production suspension directed by Boeing which began on January 1, 2020. Propulsion Systems segment operating margins were (2%) for the three months ended April 2, 2020, compared to 20% for the same period in the prior year. This decrease was primarily driven by lower margin on the B737 MAX program due to significantly less deliveries, excess capacity costs of $15.8 million, and temporary workforce reductions of $6.2 million due to COVID-19 Boeing production suspension and restructuring costs of $8.8 million for cost alignment and headcount reductions. The segment recorded unfavorable cumulative catch-up adjustments of $1.5 million and net forward loss charges of $3.1 million for the three months ended April 2, 2020. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $2.8 million and favorable changes in estimates on loss programs of $0.5 million.

Wing Systems.  Wing Systems segment net revenues for the three months ended April 2, 2020 were $291.4 million, a decrease of $116.5 million, or 29%, compared to the same period in the prior year. The decrease was primarily due to lower production volumes on B737 MAX program resulting from the production suspension directed by Boeing which began on January 1, 2020. Wing Systems segment operating margins were 5% for the three months ended April 2, 2020, compared to 16% for the same period in the prior year, primarily due to lower margins recognized on the B737 MAX program due to significantly less deliveries, excess capacity cost of $6.4 million, temporary workforce reductions of $3.9 million due to COVID-19 Boeing production suspension, restructuring costs of $3.7 million for cost alignment and headcount reductions and pricing terms on A350 program. In the first quarter of 2020, the segment recorded unfavorable cumulative catch-up adjustments of $2.7 million and net forward loss charges of $3.4 million. In comparison, during the first quarter of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $0.2 million and $0.5 million of favorable changes in estimates on loss programs.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services and natural gas revenues from the Kansas Industrial Energy Supply Company ("KIESC"), a tenancy in common with other Wichita companies established to purchase natural gas where we are a major participant. In the three months ended April 2, 2020, All Other segment net revenues were $9.2 million, an increase of $4.6 million compared to the same period in the prior year, primarily due to non-recurring revenue.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows from continuing operations. We expect that our operating cash flows from continuing operations will be significantly impacted in 2020 and beyond due to the COVID-19 pandemic and the B737 grounding.

We expend significant capital as we undertake new programs, meet increased production rates on certain mature and maturing programs, and develop new technologies for the next generation of aircraft, which may not be funded by our customers. In addition, other significant factors that affect our overall management of liquidity include: debt service, redemptions of debt, the ability to attract long-term capital at satisfactory terms, research and development, capital expenditures, and merger and acquisition activities, such as the Asco and Bombardier aerostructures acquisitions. Historically, share repurchases and dividend payments have also been factors affecting our liquidity - our share repurchase program is paused and we reduced our quarterly dividend to a penny per share.

As of April 2, 2020, we had $1,833.6 million of cash and cash equivalents on the balance sheet. As of April 2, 2020, there was an outstanding balance of $800.0 million under our 2018 Revolver. On April 30, 2020, we fully repaid the 2018 Revolver. We believe our cash on hand, cash flows generated from operations and availability under our 2018 Revolver, coupled with our ability to vary our cost structure quickly, will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including capital expenditures and working capital, although we could experience significant fluctuations in our cash flows from period to period during the crisis. As of April 2, 2020, we were in compliance with all applicable covenants under our 2018 Credit Agreement, as amended.

The COVID-19 pandemic has created significant uncertainty in our industry. Aviation demand has deteriorated due to the pandemic and responsive government preventative measures. Certain of our customers have temporarily suspended production in response to government actions or to protect the health and safety of their employees, which have delayed our delivery schedules and impacted revenue recognition timing. Airbus has reduced rates on its programs and we expect our other customers will do the same. We are unable to predict the outcome of the pandemic and the resulting impact on the aviation industry and, accordingly, cannot predict the outcome on our operations. Please see Part II, Item 1A "Risk Factors" in this form 10-Q for a description of some of the risks that COVID-19 poses to our operations.

The B737 MAX grounding also creates significant liquidity challenges for the Company. For the twelve months ended December 31, 2019, approximately 53% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. Spirit’s production rate for the B737 MAX in 2020, at 125 total shipsets to be delivered to Boeing, is significantly less than its production rate in 2019. Further, the COVID-19 pandemic may delay the recertification timeline for the B737 MAX and/or cause Boeing to further lower the current production rate. While Spirit has taken significant actions to curb costs and preserve liquidity, the B737 MAX grounding combined with the COVID-19 pandemic significantly challenges Spirit’s liquidity.

If Boeing is unable to return the B737 MAX to service in one or more jurisdictions, begin timely deliveries to customers, if production levels by Boeing or Airbus are reduced beyond current expectations due to depressed demand, the COVID-19 pandemic or otherwise, or if Spirit has difficulties in managing its cost structure to take into account changes in production schedules, Spirit’s liquidity position may worsen absent Spirit’s ability to procure additional financing, Spirit may trigger an event of default or acceleration of indebtedness under its 2018 Credit Agreement (which may cause other debt to cross-accelerate or default), and

Spirit’s business, financial condition, results of operations and cash flows could be materially adversely impacted. The need to fund the Asco Acquisition and the Bombardier Acquisition and related expenses could also adversely affect our liquidity.

Furthermore, if the B737 MAX production rates and other production rates are insufficient to generate the cash the Company needs for working capital in the future or if production levels by Boeing or Airbus are reduced beyond current expectations due to depressed demand, the COVID-19 pandemic or otherwise, the Company may need to access the debt or equity markets for additional liquidity. To the extent the Company is unable to secure such additional liquidity the Company’s operations and financial position could be materially adversely affected. The Company may not be able to obtain new debt or equity financing in light of the significant uncertainty relating to the B737 MAX or the impacts of the COVID-19 pandemic or otherwise.

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

Cash Flows

The following table provides a summary of our cash flows for the three months ended April 2, 2020 and March 28, 2019:

	For the Three Months Ended
	April 2, 2020	March 28, 2019
	($ in millions)
Net cash (used in) provided by operating activities	$(331.3)	$242.2
Net cash used in investing activities	(147.3)	(40.7)
Net cash (used in) provided by financing activities	(32.0)	249.7
Effect of exchange rate change on cash and cash equivalents	(6.2)	(0.3)
Net (decrease) increase in cash, cash equivalents and restricted cash for the period	(516.8)	450.9
Cash, cash equivalents, and restricted cash beginning of period	2,367.2	794.1
Cash, cash equivalents, and restricted cash, end of period	$1,850.4	$1,245.0

Three Months Ended April 2, 2020 as Compared to Three Months Ended March 28, 2019

Operating Activities. For the three months ended April 2, 2020, we had a net cash outflow of $331.3 million from operating activities, an increase in outflow of $573.5 million compared to a net cash inflow of $242.2 million for the same period in the prior year. The increase in net cash outflow is primarily driven by negative impacts of working capital requirements driven by supplier payments made and reduction of cash inflow from operating activities following the Boeing production suspension of B737 MAX. This was offset by the cash payments of $215 million received from Boeing as part of the 2020 MOA.

Investing Activities. For the three months ended April 2, 2020, we had a net cash outflow of $147.3 million for investing activities, an increase in outflow of $106.6 million compared to a net cash outflow of $40.7 million for the same period in the prior year. The increase in cash outflow is primarily due to the FMI acquisition.

Financing Activities. For the three months ended April 2, 2020, we had a net cash outflow of $32.0 million for financing activities, an increase in outflow of $281.7 million, compared to a net cash inflow of $249.7 million for the same period in the prior year primarily driven by $250 million from the 2018 DDTL and $100 million on our 2018 Revolver cash inflow in first quarter of March 2019. During the three months ended April 2, 2020, there were no repurchases of Common Stock, compared to 796,409 shares repurchased for $75 million during the same period in the prior year. Additionally, during the three months ended April 2, 2020, we paid a dividend of $12.4 million to our stockholders of record, compared to a dividend of $12.7 million paid in the same period in the prior year.

Pension and Other Post-Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at April 2, 2020, and we anticipate non-cash pension income for 2020 to remain at or near the same level as 2019. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16, Pension and Other Post-Retirement Benefits, for more information on the Company’s pension plans.

Interest Rate Swaps

 On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%. The swap expired in March 2020. The fair value of the interest rate swaps, net was a liability of $0.0 million as of April 2, 2020. For the three months ended April 2, 2020, the Company recorded $0.0 million of swap activity.

Cash Flow Hedges

During the third quarter of 2019 the Company entered into two interest rate swap agreements with a combined notional value of $450.0 million. These derivatives have been designated as cash flow hedges by the Company. The fair value of these hedges was a liability of $13.7 million as of April 2, 2020.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") and recorded in earnings in the period in which the hedged transaction occurs. The loss recognized in AOCI was $12.9 million for the three months ended April 2, 2020. For the three months ended April 2, 2020, a loss of $0.1 million was reclassified from AOCI to earnings. Within the next 12 months, the Company expects to recognize a loss of $5.7 million in earnings related to these hedged contracts. As of April 2, 2020, the maximum term of hedged forecasted transactions was 3 years.

Debt and Other Financing Arrangements

As of April 2, 2020, the outstanding balance of the term loans under the 2018 Credit Agreement was $434.0 million and the carrying value was $432.4 million.

The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $299.3 million, $298.4 million, and $694.2 million as of April 2, 2020, respectively.

The carrying value of the 2026 Notes was $297.9 million as of April 2, 2020.

See Note 15, Debt, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Advance Payments

Advances on the B737 Program. The 2019 MOA included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123.0 million, which was received during the third quarter of 2019. The 2020 MOA extended the repayment date of the $123.0 million advance received by Spirit under the 2019 MOA to 2022. The 2020 MOA also required Boeing to pay $225 million to Spirit in the first quarter of 2020, consisting of (i) $70 million in support of Spirit’s inventory and production stabilization, of which $10 million will be repaid by Spirit in 2021, and (ii) $155 million as an incremental pre-payment for costs and shipset deliveries over the next two years.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of April 2, 2020, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $212.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K which could materially affect our business, financial condition or results of operations. With the exception of the updates regarding market risk discussed under Risk Factors in Part II, Item 1A, there have been no material changes in the Company’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2020 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As disclosed in our Form 10-K for the fiscal year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting as of December 31, 2019. Our management developed a plan to remediate the material weakness and has implemented and is continuing to implement additional processes and controls and testing the operating effectiveness of such additional processes and controls. Except with respect to our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended April 2, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2019 Form 10-K is included in Note 20, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2019 Form 10-K, as updated herein, which could materially affect our business, financial condition, or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2019 Form 10-K, except for as follows:

The COVID-19 pandemic has had and is expected to continue to have a material negative impact on our industry and business.

In response to the COVID-19 pandemic, many governments around the world are implementing a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, bans on public gatherings, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders, and required closures of businesses. In addition to governmental measures, many companies are adopting similar restrictions to protect their employees from potential exposure. These actions have forced our customers, including Boeing and Airbus, to suspend production at certain sites and, with respect to Airbus, reduce production rates. Further, such measures and the public’s desire to avoid catching COVID-19 have heavily impacted the use of aircraft transportation and caused global aviation demand to collapse, resulting in a material negative impact on our industry, customers, suppliers, partners, workforce and operations.

Since we largely support commercial aerostructures customers, our financial results and prospects are almost entirely dependent on global aviation demand and the resulting rates of production our customers demand from us. Our customers have decreased production rates across multiple programs and may experience pressure to further adjust production rates in the future. For additional information on the production rate reductions and potential forward losses, see Note 26, Subsequent Events, to our condensed consolidated financial statements included in Part I of this Quarterly Report.

The extent to which the pandemic will continue to negatively affect our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including:

•	whether there will be additional production suspensions relating to the COVID-19 pandemic and the resulting impact on our financial performance, liquidity and our cash flows;

•	if we will have significant employee absenteeism due to infection or fear of COVID-19 infection;

•	if we may experience lawsuits or regulatory actions due to COVID-19 spread in the workplace;

•	reputational risk we may experience due to COVID-19 spread in the workplace;

•	the effect of significant salary cuts across our workforce, which may result in critical employee departures;

•
the impact remote working arrangements, salary reductions, and shortened work weeks for salaried employees will have on the health and productivity of management and our employees, and our ability to maintain our compliance practices and procedures, financial reporting processes and related controls, and manage the complex accounting issues presented by the COVID-19 pandemic such as excess cost accounting, impairment analysis and business combination controls;

•	the impact on the Company’s vendors and outsourced business processes and their process and controls documentation;

•	the impact on our suppliers, including whether they will be able to meet our future needs;

•	the impact on our contracts with our customers and suppliers, including force majeure provisions;

•	our customers’ ability to pay for our products and services;

•
our ability to withstand and recover from any cyberattacks or operation interruptions as a result of a remote working environment, and potential reputational impacts or loss of customer contracts as a result of such cyberattacks and interruptions; and

•	the impact on the public’s demand and ability to pay for future airline travel, whether or not vaccines or effective treatments for COVID-19 become available.

Any of these items or all of these items may occur, which individually or in the aggregate may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We currently expect, however, that the COVID-19 outbreak will impact our financial performance for the quarter ended July 2, 2020 much more significantly than it impacted the quarter ended April 2, 2020 primarily because our Boeing production suspension took place at the end of the third month in the first quarter of 2020 and continued into the second quarter, and an increasing number of markets and locations will have been subject to the governmental measures and economic disruptions noted above during a larger portion of the second quarter (as compared to the first quarter, when the effects of the outbreak were more limited to China and certain other Asian markets during January 2020 and much of February 2020). With the spread of COVID-19 to Europe, the United States, and other regions, we expect the outbreak and its effects to continue to have a significant negative impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be an extensive period of time.

The extent of the effects of the COVID-19 outbreak on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, most of which are outside of our control. These include, but are not limited to, the severity, extent, and duration of the pandemic and its impact on the aircraft industry; actions taken by governments and municipalities to contain the disease or treat its impact, including travel restrictions and bans, bans on public gatherings, required closures of non-essential businesses and aid and economic stimulus efforts; the speed and extent of the recovery across the industry, including how long the public will continue to be concerned about the pandemic and avoid aircraft travel; and any economic recession resulting from the pandemic. The pandemic may continue to expand in regions that have not yet been affected by the COVID-19 outbreak after conditions begin to recover in currently affected regions, which could continue to affect our business. Also, existing restrictions in affected areas could be extended after the virus has been contained in order to avoid relapses, and regions that recover from the outbreak may suffer from a relapse and re-imposition of restrictions.

Our expectation is that our business operations will not improve until our customers are willing to produce aircraft at sufficient levels, which is dependent upon the public’s willingness to use aircraft travel and sufficient OEM orders (without suspension) from airlines and the ability of airlines to weather the crisis specifically and generally. This may not occur until well after the broader global economy begins to improve.

The COVID-19 pandemic along with the B737 MAX grounding presents significant challenges to our liquidity. The COVID-19 pandemic presents the potential for impairment charges and increased bad debt expense provisions or credit losses, which could negatively impact the Company’s results for the 2020 First Quarter or future quarterly periods. Further, our factoring arrangements may expose us to additional risks in light of the pandemic.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the COVID-19 pandemic’s effects on our customers and their production rates, the return to service of the B737 MAX and expected production rates, the condition of global financial markets, the availability of sufficient amounts of financing, our operating performance and our credit ratings.

As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings.

As of December 31, 2019, Spirit’s corporate credit ratings were Baa3 by Moody’s, and BBB- by S&P. On January 13, 2020, Moody’s downgraded Spirit’s credit rating from Baa3 to Ba2. On January 31, 2020, S&P downgraded Spirit’s credit rating from BBB- to BB. On April 14, 2020, Moody’s further downgraded Spirit’s credit rating from Ba2 to Ba3, and on April 14, 2020, S&P downgraded Spirit’s credit rating from BB to BB-. Both Moody’s and S&P have assigned a negative outlook to Spirit’s corporate credit ratings. The ratings reflect the agencies’ assessment of our ability to pay interest and principal on our debt securities and credit agreements. A rating is not a recommendation to purchase, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be considered independently of all other ratings.

If our credit ratings were to be still further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing will be further negatively impacted. Lower ratings would typically result in higher interest costs of debt securities when they are sold and could make it more difficult to issue future debt securities. In addition, a downgrade in our fixed or revolving long-term debt rating could result in an increase in borrowing costs under our 2018 Credit Agreement. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. Suppliers may seek credit support or other assurances that could affect our costs of doing business or liquidity. Any downgrade in our credit ratings could thus have a material adverse effect on our business or financial condition.

As a result of the deterioration of our business due to the COVID-19 outbreak, we are currently evaluating goodwill, long-term investments and long-lived assets for possible impairment. Based on our analysis, as of April 2, 2020, no impairment charge related to any long-term investments and/or long-lived assets will be recorded. We currently believe that no impairment to our goodwill (all of which relates to our acquisition of FMI in January of 2020) is necessary as FMI’s business and production volumes is substantially insulated from the commercial aerospace industry. In addition, given the volatility in global markets, we are evaluating whether we would expect any incremental bad debt expenses or credit losses. Any material increase in our provisions for bad debt would have a corresponding effect on our results of operations and related cash flows.

The Company has two agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to third party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and continue to allow Spirit to monetize prior to the payment date for the receivables, subject to payment of a discount. No guarantees are delivered under the agreements. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing or Airbus due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues due to the failure of such arrangements, which could have an adverse impact upon our operating results, financial condition and cash flows.

Our business depends, in large part, on sales of components for a single aircraft program, the B737 MAX. Further suspensions or reductions in our production rates for the B737 MAX as well as our other programs, as a result of the COVID-19 pandemic may have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

While we have taken actions to align our cost structure to lower 2020 production rates, the benefit of such actions will be realized over time and the B737 MAX situation continues to presents challenges to our liquidity. These challenges are exacerbated by the COVID-19 pandemic as other programs that alleviate the strain of the lower B737 MAX production rate are now suspended or producing at lower rates. We have fully drawn all $800 million of our 2018 Revolver to address critical issues that may arise and have agreed to maintain minimum liquidity levels as required by the 2018 Credit Agreement.

If Boeing is unable to return the B737 MAX to service in one or more jurisdictions, begin timely deliveries to customers, or if production levels across our programs are reduced beyond current expectations due to depressed demand relating to COVID-19 or otherwise, our liquidity position may worsen absent our ability to procure additional financing and we may trigger an event of default under our 2018 Credit Agreement, and our business, financial condition, results of operations, and cash flows could be materially adversely impacted.

Based on Boeing’s public statements, we have assumed that regulatory approval will enable Boeing to resume delivering B737 MAX aircraft to its customers in the third quarter of 2020. We cannot predict the effect of the COVID-19 pandemic on this timeline. In the event of delays to this timeline and corresponding changes to our production rate, we may be required to take actions with longer-term impact, such as additional changes to our production plans, employment reductions and/or the expenditure of significant resources to support our supply chain and/or Boeing. In addition, a delay to that timeline and corresponding changes to our production rate may cause us to default under our credit agreement.

Our business depends on our ability to maintain a healthy supply chain and timely deliver products that meet or exceed stringent quality standards, which are negatively impacted by the COVID-19 pandemic.

Our business depends on our ability to maintain a healthy supply chain, achieve planned production rate targets, and meet or exceed stringent performance and reliability standards. The supply chain for large commercial aerostructures is complex and involves hundreds of suppliers and their technical employees from all over the world.

Operational issues, including delays or defects in supplier components relating to government mandated production shutdowns or otherwise, could result in significant out-of-sequence work and increased production costs, as well as delayed deliveries to customers. Our suppliers’ failure to provide parts on a timely basis or to provide parts that meet our technical specifications could have a materially adverse effect on production schedules, contract performance, and contract profitability. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us and possible forward losses on certain contracts. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business and might lead to termination of our supply agreements with our customers.

In order for us to keep the supply chain healthy, we must minimize disruption and production changes. The B737 MAX program has experienced significant disruption due to the production suspension and the impacts of COVID-19, including resulting from government mandated shutdowns of our suppliers’ facilities. Many suppliers are distressed. If these suppliers cannot timely deliver components to us at the cost and rates necessary to achieve our targets, we may be unable to meet delivery schedules and/or the financial performance of our programs would suffer.

Furthermore, due to cost pressures and government mandates to shut down production related to COVID-19, our suppliers may encounter financial difficulty and, absent financial support, may not be able to continue meeting commitments under their agreements with us. Our 2018 Credit Agreement generally restricts the amount of funds we can invest in suppliers to assist with difficulties. If any of such suppliers supply critical parts to us and we are not able to secure timely and adequate replacement parts, we may breach our obligations to our customers and, as a result, or customers may terminate such agreements. If the agreements are significant to us, our business, financial condition, results of operations and cash flows could be materially adversely impacted.

The realizable value of our acquisition targets is impacted by the COVID-19 pandemic.

We agreed to acquire Asco and select assets of Bombardier aerostructures based on information about their financial condition known to us at the time we signed the purchase agreements. Because Asco and the Bombardier aerostructures and aftermarket businesses are affected by general aviation industry conditions, the entities’ businesses are impacted by the COVID-19 pandemic similarly to how our business is impacted. Furthermore, the level of unpredictability surrounding the impacts of the pandemic on our operations similarly applies to their businesses. To the extent the COVID-19 results in a material negative impact on Asco’s or Bombardier’s customers, suppliers, partners, workforce, and operations, such impact may limit the acquisitions’ realizable value to us. Furthermore, remote work arrangements of the regulators involved in approving the acquisitions and impacts on the workforces or shutdowns of the Company, Asco and Bombardier may impact the timeline for closing such acquisitions, or the ability to satisfy conditions precedent required to close the acquisitions. In addition, it generally takes time after the closing of an acquisition to finalize the purchase price allocation. It is possible that our valuation of an acquisition may change as a result of COVID-19 or otherwise and result in unanticipated write-offs or charges, contingent liabilities, adverse tax consequences, impairment of our goodwill, or a material change to the fair value of the assets and liabilities associated with a particular acquisition, any of which could seriously harm our business.

Any potential government crisis relief assistance could impose significant limitations on our corporate activities, may dilute our stockholders and may not be on terms favorable to us.

Numerous government-sponsored crisis relief programs have been implemented and others are being considered. While we currently do not expect to solicit government support, if any government agrees to provide crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid including restrictions on executive officer compensation, share buybacks, dividends, prepayment of debt, limitations on debt, and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations. In addition, such funding could involve the issuance of warrants, which will be dilutive to our stockholders.

Our backlog is subject to change due to the COVID-19 pandemic, the B737 MAX grounding, and related cancellations.

From time to time, we disclose our expected backlog associated with large commercial aircraft, business and regional jets, and military equipment deliveries, calculated based on contractual and historical product prices and expected delivery volumes. We expect our backlog to decline throughout 2020 due to cancellations related to the COVID-19 pandemic, and the pandemic may also extend or delay the time in which we expect to realize value from our backlog. Further, if the B737 MAX remains grounded for an extended period of time, we may experience additional reductions to backlog.

Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing’s and Airbus’ announced backlog on our supply agreements (which are based on orders from customers). Accordingly, we rely on latest available information from Boeing and Airbus to calculate our backlog- the latest available information we have to date may not reflect expected cancellations related to the COVID-19 pandemic or the continued B737 MAX grounding. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog does not necessarily represent the actual amount of deliveries or sales for any future period.

Item 6.  Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents

4.1
Second Supplemental Indenture, dated as of February 24, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.
Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 4.1

4.2
Indenture, dated as of April 17, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.
Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.1

4.3	Form of 7.500% Senior Secured Second Lien Note due 2025.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)

4.4
Third Supplemental Indenture, dated as of April 17, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.
Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.3

4.5	Stockholder Protection Rights Agreement, dated April 22, 2020, between Spirit AeroSystems Holdings, Inc. and Computershare Inc.	Current Report on Form 8-K (File No. 001-33160), filed April 23, 2020, Exhibit 4.1

10.1†	Employment Agreement, dated January 29, 2020, between Spirit AeroSystems, Inc. and Mark Suchinski.	Current Report on Form 8-K (File No. 001-33160), filed January 30, 2020, Exhibit 10.1

10.2†	Agreement and General Release, dated January 31, 2020, between Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc. and Jose Garcia.	Current Report on Form 8-K (File No. 001-33160), filed January 31, 2020, Exhibit 10.1

10.3
First Amendment to the Second Amended and Restated Credit Agreement, dated as of February 24, 2020, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent.
Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 10.1

10.4
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

10.5
Letter Agreement, dated January 29, 2020, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V.(as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.
Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.93

10.6	Amended and Restated Employee Stock Purchase Plan, effective January 21, 2020.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.19

10.7	Resignation and General Release, dated April 3, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. , and John Gilson.	Current Report on Form 8-K (File No. 001-33160), filed April 8, 2020, Exhibit 10.1

10.8
Second Amendment, dated as of March 30, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.
*

10.9
Third Amendment, dated as of April 10, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.
*

10.11
Fourth Amendment, dated as of April 13, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.
Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 10.1

10.12
Fifth Amendment, dated as of April 20, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.
*

10.13††	Memorandum of Agreement, dated February 6, 2020, between The Boeing Company and Spirit AeroSystems, Inc.	*

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensation plan or arrangement.

††	Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission.

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	May 6, 2020
Mark J. Suchinski	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon Ward	Interim Corporate Controller (Principal Accounting Officer)	May 6, 2020
Damon Ward