Form 10-Q
period 2020-07-02
Spirit AeroSystems Holdings, Inc.
filed 2020-08-04
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 2, 2020
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 24, 2020, the registrant had 105,624,020 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
	($ in millions, except per share data)
Revenue	$644.6	$2,016.1	$1,721.9	$3,983.9
Operating costs and expenses
Cost of sales	925.1	1,723.2	2,037.6	3,381.5
Selling, general and administrative	49.0	56.4	126.4	120.0
Restructuring costs	6.3	—	48.9	—
Research and development	8.3	10.5	20.6	23.4
Loss on Disposal of Assets	22.9	—	22.9	—
Total operating costs and expenses	1,011.6	1,790.1	2,256.4	3,524.9
Operating (loss) income	(367.0)	226.0	(534.5)	459.0
Interest expense and financing fee amortization	(48.6)	(23.7)	(80.8)	(42.5)
Other expense, net	(6.4)	8.6	(55.4)	(2.4)
(Loss) income before income taxes and equity in net (loss) income of affiliate	(422.0)	210.9	(670.7)	414.1
Income tax benefit (provision)	167.6	(42.9)	254.8	(83.0)
(Loss) income before equity in net (loss) income of affiliate	(254.4)	168.0	(415.9)	331.1
Equity in net loss of affiliate	(1.5)	—	(3.0)	—
Net (loss) income	$(255.9)	$168.0	$(418.9)	$331.1
(Loss) earnings per share
Basic	$(2.46)	$1.62	$(4.04)	$3.19
Diluted	$(2.46)	$1.61	$(4.04)	$3.16

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
	($ in millions)
Net (loss) income	$(255.9)	$168.0	$(418.9)	$331.1
Changes in other comprehensive (loss) gain, net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of ($20.5) and $0.1 for the three months ended, respectively, and $8.3 and $0.2 for the six months ended, respectively	66.4	(0.3)	(26.8)	(0.6)
Unrealized foreign exchange (loss) gain on intercompany loan, net of tax effect of ($0.1) and $0.3 for the three months ended, respectively, and $0.8 and $0.1 for the six months ended, respectively	0.3	(1.1)	(2.6)	(0.2)
Unrealized (loss) gain on interest rate swaps, net of tax effect of $0.0 and $0.0 for the three months ended, respectively, and $3.0 and $0.0 for the six months ended, respectively	(1.3)	—	(11.2)	—
Reclassification of loss on interest rate swaps to earnings	$1.3	$—	$1.4	$—
Foreign currency translation adjustments	$2.9	$(13.3)	$(32.9)	$(3.9)
Total other comprehensive (loss) gain	69.6	(14.7)	(72.1)	(4.7)
Total comprehensive (loss) income	$(186.3)	$153.3	$(491.0)	$326.4

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	July 2, 2020	December 31, 2019
	($ in millions)
Assets
Cash and cash equivalents	$1,947.1	$2,350.5
Restricted cash	0.3	0.3
Accounts receivable, net	306.0	546.4
Contract assets, short-term	321.6	528.3
Inventory, net	1,225.9	1,118.8
Other current assets	99.3	98.7
Total current assets	3,900.2	4,643.0
Property, plant and equipment, net	2,180.7	2,271.7
Right of use assets	45.9	48.9
Contract assets, long-term	4.9	6.4
Pension assets	362.6	449.1
Deferred income taxes	162.2	106.5
Goodwill	78.3	2.4
Intangible assets, net	30.1	1.2
Other assets	278.4	76.8
Total assets	$7,043.3	$7,606.0
Liabilities
Accounts payable	$512.0	$1,058.3
Accrued expenses	245.4	240.2
Profit sharing	24.1	84.5
Current portion of long-term debt	352.8	50.2
Operating lease liabilities, short-term	5.6	6.0
Advance payments, short-term	16.2	21.6
Contract liabilities, short-term	121.8	158.3
Forward loss provision, short-term	108.8	83.9
Deferred revenue and other deferred credits, short-term	13.0	14.8
Other current liabilities	41.0	42.9
Total current liabilities	1,440.7	1,760.7
Long-term debt	3,050.6	2,984.1
Operating lease liabilities, long-term	40.4	43.0
Advance payments, long-term	328.8	333.3
Pension/OPEB obligation	48.1	35.7
Contract Liabilities, long-term	389.4	356.3
Forward loss provision, long-term	287.5	163.5
Deferred revenue and other deferred credits, long-term	37.7	34.4
Deferred grant income liability — non-current	27.1	29.0
Deferred income taxes	7.6	8.3
Other non-current liabilities	115.9	95.8
Stockholders’ Equity
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 105,624,828 and 104,882,379 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,125.9	1,125.0
Accumulated other comprehensive loss	(181.3)	(109.2)
Retained earnings	2,780.0	3,201.3
Treasury stock, at cost (41,523,470 shares each period, respectively)	(2,456.7)	(2,456.8)
Total stockholders' equity	1,269.0	1,761.4
Noncontrolling interest	0.5	0.5
Total equity	1,269.5	1,761.9
Total liabilities and equity	$7,043.3	$7,606.0
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2019	104,882,379	$1.1	$1,125.0	$(2,456.8)	$(109.2)	$3,201.3	$1,761.4
Net loss	—	—	—	—	—	(163.0)	(163.0)
Dividends Declared(a)	—	—	—	—	—	(1.4)	(1.4)
Employee equity awards	736,078	—	12.3	—	—	—	12.3
Stock forfeitures	(83,998)	—	—	—	—	—	—
Net shares settled	(190,581)	—	(13.0)	—	—	—	(13.0)
ESPP shares issued	55,977	—	1.3				1.3
Other comprehensive loss	—	—	—	—	(141.7)	—	(141.7)
Balance — April 2, 2020	105,399,855	$1.1	$1,125.6	$(2,456.8)	$(250.9)	$3,036.9	$1,455.9
Net loss	—	—	—	—	—	(255.9)	(255.9)
Dividends Declared(a)	—	—	—	—	—	(1.0)	(1.0)
Employee equity awards	236,536	—	1.0	—	—	—	1.0
Stock forfeitures	(3,905)	—	—	—	—	—	—
Net shares settled	(7,337)	—	(0.7)	—	—	—	(0.7)
ESPP shares issued	(321)	—	—	—	—	—	—
Treasury shares	—	—	—	0.1	—	—	0.1
Other comprehensive income	—	—	—	—	69.6	—	69.6
Balance — July 2, 2020	105,624,828	$1.1	$1,125.9	$(2,456.7)	$(181.3)	$2,780.0	$1,269.0

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2018	105,461,817	$1.1	$1,100.9	$(2,381.0)	$(196.6)	$2,713.2	$1,237.6
Net income	—	—	—	—	—	163.1	163.1
Adoption of ASU 2018-02	—	—	—	—	(8.3)	8.3	—
Dividends Declared(a)	—	—	—	—	—	(12.7)	(12.7)
Employee equity awards	351,459	—	7.7	—	—	—	7.7
Stock forfeitures	(27,604)	—	—	—	—	—	—
Net shares settled	(112,436)	—	(10.0)	—	—	—	(10.0)
Treasury shares	(796,409)	(0.1)	—	(75.0)	—	—	(75.1)
Other comprehensive gain	—	—	—	—	10.0	—	10.0
Balance — March 28, 2019	104,876,827	$1.0	$1,098.6	$(2,456.0)	$(194.9)	$2,871.9	$1,320.6
Net income	—	—	—	—	—	168.0	168.0
Dividends Declared(a)	—	—	—	—	—	(12.6)	(12.6)
Employee equity awards	41,474	—	7.4	—	—	—	7.4
Stock forfeitures	(69,550)	—	—	—	—	—	—
Net shares settled	(14,372)	—	(1.8)	—	—	—	(1.8)
ESPP shares issued	14,617	—	1.3	—	—	—	1.3
SERP shares issued	6,214	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(14.7)	—	(14.7)
Balance — June 27, 2019	104,855,210	$1.0	$1,105.5	$(2,456.0)	$(209.6)	$3,027.3	$1,468.2

(a) Cash dividends declared per common share were $0.01 for the three months ended April 2, 2020, and $0.01 for the three months ended July 2, 2020. Cash dividends declared per common share were $0.12 for the three months ended March 28, 2019, and $0.12 for the three months ended June 27, 2019.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	July 2, 2020	June 27, 2019
Operating activities	($ in millions)
Net (loss) income	$(418.9)	$331.1
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization expense	135.4	123.5
Amortization of deferred financing fees	5.5	1.7
Accretion of customer supply agreement	1.2	2.3
Employee stock compensation expense	10.8	15.1
Loss from derivative instruments	0.1	7.8
Gain from foreign currency transactions	(3.1)	(0.1)
Loss on disposition of assets	23.6	(0.2)
Deferred taxes	(51.3)	24.5
Pension and other post-retirement benefits, net	65.9	2.2
Grant liability amortization	(2.8)	(11.4)
Equity in net loss of affiliate	3.0	—
Forward loss provision	149.0	(25.3)
Changes in assets and liabilities
Accounts receivable, net	244.4	(50.1)
Inventory, net	(115.4)	39.0
Contract assets	209.7	(101.4)
Accounts payable and accrued liabilities	(551.8)	157.2
Profit sharing/deferred compensation	(60.1)	(30.4)
Advance payments	(19.8)	(2.2)
Income taxes receivable/payable	(211.8)	(9.6)
Contract liabilities	(5.5)	(5.5)
Deferred revenue and other deferred credits	3.0	9.0
Other	29.2	(5.5)
Net cash (used in) provided by operating activities	(559.7)	471.7
Investing activities
Purchase of property, plant and equipment	(51.2)	(77.9)
Equity in assets of affiliates	—	—
Acquisition, net of cash acquired	(117.9)	—
Other	2.7	0.1
Net cash used in investing activities	(166.4)	(77.8)
Financing activities
Proceeds from issuance of debt	1,200.0	250.0
Proceeds from revolving credit facility	—	100.0
Customer financing	10.0	—
Principal payments of debt	(14.8)	(4.9)
Payments on term loan	(11.4)	(2.6)
Payments on revolving credit facility	(800.0)	(100.0)
Taxes paid related to net share settlement awards	(13.8)	(11.8)
Proceeds from issuance of ESPP stock	1.3	1.3
Debt issuance and financing costs	(24.5)	—
Purchase of treasury stock	0.1	(75.0)
Dividends paid	(13.4)	(25.4)
Net cash provided by financing activities	333.5	131.6
Effect of exchange rate changes on cash and cash equivalents	(7.7)	(1.5)
Net (decrease) increase in cash, cash equivalents, and restricted cash for the period	(400.3)	524.0
Cash, cash equivalents, and restricted cash, beginning of period	2,367.2	794.1
Cash, cash equivalents, and restricted cash, end of period	$1,966.9	$1,318.1

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Six Months Ended
	July 2, 2020	June 27, 2019
Cash and cash equivalents, beginning of the period	$2,350.5	$773.6
Restricted cash, short-term, beginning of the period	0.3	0.3
Restricted cash, long-term, beginning of the period	16.4	20.2
Cash, cash equivalents, and restricted cash, beginning of the period	$2,367.2	$794.1

Cash and cash equivalents, end of the period	$1,947.1	$1,301.4
Restricted cash, short-term, end of the period	0.3	0.3
Restricted cash, long-term, end of the period	19.5	16.4
Cash, cash equivalents, and restricted cash, end of the period	$1,966.9	$1,318.1
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

1.  Organization, Basis of Interim Presentation and Recent Developments

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the six months ended July 2, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

The Company's significant accounting policies are described in Note 3, Summary of Significant Accounting Policies to our consolidated financial statements in the 2019 Form 10-K. The single update to the significant accounting policies described in the 2019 Form 10-K is related to the impact of adopting ASU No. 2016-13, Financial Instruments - Credit losses (Topic 326) (“ASU 2016-13”) and is described in detail in Note 2, Adoption of New Accounting Standards, and Note 5, Accounts Receivable and Allowance for Credit Losses.

Recent Developments
B737MAX. In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. To date, the fleet remains grounded and the recertification process is continuing. The B737 MAX program is a critical program to the Company and for the twelve months ended December 31, 2019, approximately 53% of the Company’s net revenues were generated from sales of components to The Boeing Company (“Boeing”) for the B737 aircraft. Due to the grounding and the impacts of COVID-19 on the aviation industry, the Company has experienced significant deteriorations in its B737 MAX production rates that have reduced the Company’s revenues. A summary of the production rate changes is below.

•
On April 12, 2019, Boeing and the Company executed a Memorandum of Agreement (the “2019 MOA”) providing that the Company was to maintain its delivery rate of 52 shipsets per month with respect to the B737 MAX. Previously, the Company was expecting to increase production to a rate of 57 shipsets per month;

•
On December 19, 2019, Boeing directed the Company to stop all B737 MAX deliveries to Boeing effective January 1, 2020. Accordingly, Spirit suspended all B737 MAX production beginning on January 1, 2020;

•
On February 6, 2020, Boeing and Spirit entered into a Memorandum of Agreement (the “2020 MOA”) largely superseding the 2019 MOA and providing for Spirit to deliver to Boeing 216 B737 MAX shipsets in 2020;

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

•	On May 4, 2020, Boeing and the Company agreed that Spirit would deliver 125 B737 MAX shipsets to Boeing in 2020; and

•	On June 19, 2020, Boeing directed Spirit to reduce its 2020 B737 production plan from 125 to 72 shipsets.

COVID-19. The COVID-19 pandemic and its effects (including travel advisories, shutdowns or shelter-in-place mandates or recommendations, restrictive protocols, and canceled events) have caused a significant decline in the demand for air travel and, as a result, the Company has experienced a significant deterioration in its revenues in the first half of 2020, resulting in a net loss of $418.9 for that period. The length of the COVID-19 pandemic and its impact on the aviation industry and the Company’s operational and financial performance is uncertain and outside of the Company’s control. The Company expects the pandemic and its effects to continue to have a significant negative impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period of time.

The Company has taken several actions to reduce costs, increase liquidity and strengthen its financial position in light of the economic impact of the COVID-19 pandemic, and the B737 MAX grounding and related production changes including the following:

•	Reduced pay for all U.S.-based executives by 20 percent until further notice;

•	Reduced 2020-2021 term non-employee director compensation by 15 percent;

•	Reduced planned capital expenditures and operating expenses;

•	Suspended its share repurchase program;

•	Reduced quarterly dividends to one penny per share;

•	Initiated multiple production worker furloughs;

•	Implemented a four-day work week for its salaried workforce at its Wichita, Kansas facility until further notice;

•	Reduced ~5,500 employees globally including voluntary retirement;

•	Amended our 2018 Credit Agreement for covenant relief;

•	Issued $1.2 billion in senior secured second-lien notes in April 2020; and

•
Elected to defer the payment of $15.9 in employer payroll taxes incurred through July 2, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), of which 50% is required to be deposited by December 2021 and the remaining 50% by December 2022. In addition, as of July 2, 2020 the Company has recorded a deferral of $28.5 of VAT payments until March 2021 under the United Kingdom deferral scheme.

The substantial reduction in our production rates for 2020 has significantly reduced revenue received in connection with the B737 MAX program and presents challenges to our liquidity. These challenges are exacerbated by the COVID-19 pandemic as other programs that mitigate the strain of the lower B737 MAX production rate are now suspended or producing at lower rates. The COVID-19 and B737 MAX situations are largely out of our control. If Boeing is unable to return the B737 MAX to service in one or more jurisdictions, begin timely deliveries to customers, or if our customers' production levels across our programs are reduced beyond current expectations due to depressed demand relating to COVID-19 or otherwise, our business, financial condition, results of operations and cash flows could be materially adversely impacted.

2.  Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, (“ASU 2016-13”), which requires the immediate recognition of management's estimates of current expected credit losses. ASU 2016-13 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2019. Early adoption is permitted after fiscal years beginning December 15, 2018. The Company adopted ASU 2016-13 as of January 1, 2020 by means of the modified retrospective method and required cumulative-effect adjustment to the opening retained earnings as of that date. The cumulative-effect adjustment to the opening retained earnings as of January 1, 2020 was not material. All credit losses in accordance with ASU 2016-13 were on receivables and/or contract assets arising from the Company’s contracts with customers including the cumulative-effect adjustment to the opening retained earnings. There is no significant impact to our operating results for the current period due to ASU 2016-13.

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

4.  Changes in Estimates

The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts (and options if applicable), and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts (and options, if any) and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications. The year-to-date forward losses relate primarily to negative changes in estimates on the B787 and A350 programs due to disruption related to production rate reductions and the global pandemic. The Company provided previous guidance which disclosed an estimated forecasted forward loss in the quarter ended July 2, 2020 on the B787 program of $70-$90 and the A350 program of $15-$20 (this was based upon data which became available after the first quarter balance sheet date of April 2, 2020). Throughout the quarter ended July 2, 2020 the dynamics of demand for wide body aircraft continued to evolve from the facts and assumptions available to the Company at the time the second quarter Form 10Q was filed as a result of uncertainty regarding timing of the resolution of the global pandemic and the ultimate impact upon the aviation and travel industries. As such, throughout the second

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

quarter the Company evaluated additional schedule and production demand information received from its customers and other market and analyst data including forecasted demand for wide body aircraft, and as a result adjusted the expected results on the B787 and A350 programs to include a lower rate of production for a longer duration compared to its previous forecast. This change in estimate from the quarter ended April 2, 2020 results in incremental fixed cost absorption on the B787 and A350 programs and as a result, the forward loss recognized was $102.5 on the B787 program and $84.2 on the A350 program for the quarter ended July 2, 2020.

Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, July 2, 2020.

Changes in estimates are summarized below:

	For the Three Months Ended		For the Six Months Ended
Changes in Estimates	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	$(31.1)	$(8.3)	$(24.6)	$(5.3)
Propulsion	(5.1)	(6.6)	(5.6)	(3.5)
Wing	(1.6)	1.7	(3.3)	1.7
Other	0.1	$—	$—	$—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(37.7)	$(13.2)	$(33.5)	$(7.1)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Fuselage	$(155.1)	$1.3	$(168.3)	$5.0
Propulsion	(16.2)	0.4	(19.3)	0.9
Wing	(22.8)	0.6	(26.2)	1.1
Total Changes in Estimates (Forward Loss) on Loss Programs	$(194.1)	$2.3	$(213.8)	$7.0

Total Change in Estimate	$(231.8)	$(10.9)	$(247.3)	$(0.1)
EPS Impact (diluted per share based upon 2020 forecasted effective tax rate)	$(1.45)	$(0.08)	$(1.55)	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

5.  Accounts Receivable and Allowance for Credit Losses

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

Accounts receivable, net consists of the following:

	July 2, 2020	December 31, 2019
Trade receivables	$282.0	$515.2
Other	26.1	32.6
Less: allowance for doubtful accounts	(2.1)	(1.4)
Accounts receivable, net	$306.0	$546.4

The Company has two agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to third party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and they continue to allow Spirit to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being derecognized from the Company's balance sheet. For the six months ended July 2, 2020, $1,089.2 of accounts receivable have been sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is $4.7 for the six months ended July 2, 2020 and is included in Other income and expense. See Note 21, Other (Expense) Income, Net.

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

In determining the appropriate methodology to use within the CECL model for receivables and contract assets arising from the Company’s contracts with customers, the Company considered the risk characteristics of the applicable assets. Spirit segregated the trade receivables and contract assets into “pools” of assets at the major customer level. The Company's assessment was based on similarity of risk characteristics shared by these pool of assets. Management observed that risks for collectability, with regard to the trade receivables and contract assets resulting from contracts with customers include: macro level economic conditions that impact all of Spirit’s customers, macro level market conditions that could impact Spirit’s customers in certain aircraft categories, certain customer specific market conditions, certain customer specific economic conditions, and certain customer specific administrative conditions.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The changes to the allowance for credit losses and related credit loss expense reported for the current period were solely based on the results of the CECL model. For the three months ended July 2, 2020, continued worsening economic conditions related to the COVID-19 pandemic influenced management’s current estimate of expected credit losses. In particular, trade accounts receivables from certain suppliers are now included in the historical loss rate method CECL model at a higher loss-rate than previously estimated. This change did not have a material impact on reported results for the three or six month periods ended July 2, 2020. Other than this change, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or CECL methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended July 2, 2020 or the period ended June 27, 2019. See also Note 5, Accounts Receivable and Allowance for Credit Losses.

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

	July 2, 2020	December 31, 2019	Change
Contract assets	$326.5	$534.7	$(208.2)
Contract liabilities	(511.2)	(514.6)	3.4
Net contract assets (liabilities)	$(184.7)	$20.1	$(204.8)

For the period ended July 2, 2020, the decrease in contract assets reflects the net impact of less overtime revenue recognition in relation to billed revenues during the period. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $61.2 of revenue that was included in the contract liability balance at the beginning of the period.

	June 27, 2019	December 31, 2018	Change
Contract assets	$624.6	$523.5	$101.1
Contract liabilities	(522.1)	(527.7)	5.6
Net contract assets (liabilities)	$102.5	$(4.2)	$106.7

For the period ended June 27, 2019, the increase in contract assets reflects the net impact of additional revenues recognized in excess of billed revenues during the period. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $39.4 of revenue that was included in the contract liability balance at the beginning of the period.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The following tables show disaggregated revenues for the periods ended July 2, 2020 and June 27, 2019:

	For the Three Months Ended		For the Six Months Ended
Revenue	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
Contracts with performance obligations satisfied over time	$395.4	$1,542.0	$1,001.3	$3,024.9
Contracts with performance obligations satisfied at a point in time	249.2	474.1	720.6	959.0
Total Revenue	$644.6	$2,016.1	$1,721.9	$3,983.9

The following table disaggregates revenue by major customer:

	For the Three Months Ended		For the Six Months Ended
Customer	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
Boeing	$370.0	$1,614.7	$1,046.1	$3,163.1
Airbus	128.0	320.1	415.1	649.9
Other	146.6	81.3	260.7	170.9
Total Revenue	$644.6	$2,016.1	$1,721.9	$3,983.9

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

	For the Three Months Ended		For the Six Months Ended
Location	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
United States	$511.9	$1,686.8	$1,294.4	$3,315.7
International
United Kingdom	70.5	191.2	254.5	399.7
Other	62.2	138.1	173.0	268.5
Total International	132.7	329.3	427.5	668.2
Total Revenue	$644.6	$2,016.1	$1,721.9	$3,983.9

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2020	2021	2022	2023 and After
Unsatisfied performance obligations	$1,251.4	$2,970.1	$3,668.8	$4,583.8

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

	July 2, 2020	December 31, 2019
Raw materials	$314.1	$253.1
Work-in-process(1)	869.4	822.8
Finished goods	15.4	14.5
Product inventory	1,198.9	1,090.4
Capitalized pre-production	27.0	28.4
Total inventory, net	$1,225.9	$1,118.8

(1)
Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the periods ended July 2, 2020 and December 31, 2019, work-in-process inventory includes $181.0 and $157.2, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

Product inventory, summarized in the table above, is shown net of valuation reserves of $51.0 and $39.0 as of July 2, 2020 and December 31, 2019, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the three and six month periods ended July 2, 2020 includes period expense of $82.8 and $156.2, respectively, of excess capacity production costs related to temporary B737 MAX and A320 production schedule changes. Cost of sales also includes abnormal costs related to temporary workforce adjustments as a result of COVID-19 production pause, net of U.K. government subsidies for the three and six month periods ended July 2, 2020 of $19.3 and $44.7, respectively.

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	July 2, 2020	December 31, 2019
Land	$17.2	$15.9
Buildings (including improvements)	930.7	924.0
Machinery and equipment	1,966.0	1,941.5
Tooling	1,019.3	1,047.4
Capitalized software	277.4	277.8
Construction-in-progress	182.1	192.8
Total	4,392.7	4,399.4
Less: accumulated depreciation	(2,212.0)	(2,127.7)
Property, plant and equipment, net	$2,180.7	$2,271.7

Capitalized interest was $1.3 and $1.5 for the three months ended July 2, 2020 and June 27, 2019, respectively, and $2.5 and $3.6 for the six months ended July 2, 2020 and June 27, 2019, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $26.5 and $34.2 for the three months ended July 2, 2020 and June 27, 2019, respectively, and $57.0 and $69.8 for the six month ended July 2, 2020 and June 27, 2019, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.2 and $4.7 for the three months ended July 2, 2020 and June 27, 2019, respectively, and $8.5 and $9.0 for the six month ended July 2, 2020 and June 27, 2019, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  During the three month period ended July 2, 2020, the Company disposed of long-lived assets with a net book value of $19.2 and $3.7 related to production decreases, process-related changes and quality improvement initiatives on the B787 and A350 programs, respectively. By segment, the disposal charge consist of $22.5 and $0.4 related to the Fuselage System and Wing System, respectively, and is included as a separate line item of the operating loss in the Condensed Consolidated Statements of Operation for the three and six months ended as of July 2, 2020. Additionally, for the period ended July 2, 2020, the Company determined that the economic uncertainty caused by the COVID-19 pandemic was a trigger for an impairment review of long-lived assets. After conducting such review, we determined that there was no impairment of the remaining long-lived assets as of July 2, 2020.

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

Components of lease expense:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
Operating lease cost	$2.2	$2.2	$4.4	$4.4
Finance lease cost:
Amortization of assets	4.4	2.4	10.3	4.2
Interest on lease liabilities	1.5	0.5	3.1	0.9
Total net lease cost	$8.1	$5.1	$17.8	$9.5

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.2	$2.1	$4.4	$4.3
Operating cash flows from finance leases	$1.5	$0.5	$3.1	$0.9
Financing cash flows from finance leases	$7.0	$2.0	$13.7	$3.8

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$0.6	$0.2	$0.7
Supplemental balance sheet information related to leases:

	July 2, 2020	December 31, 2019
Finance leases:
Property and equipment, gross	$207.2	$165.5
Accumulated amortization	(33.8)	(23.5)
Property and equipment, net	$173.4	$142.0

The weighted average remaining lease term as of July 2, 2020 for operating and finance leases was 10.0 years and 6.0 years, respectively. The weighted average discount rate as of July 2, 2020 for operating and finance leases was 5.6% and 4.2%, respectively. The weighted average remaining lease term as of December 31, 2019 for operating and finance leases was 10.2 years and 6.5 years, respectively. The weighted average discount rate as of December 31, 2019 for operating and finance leases was 5.6% and 4.3%, respectively. See Note 15, Debt, for current and non-current finance lease obligations. There has not been a significant impact on lease terms, costs, cash flows, or balance sheet values, including any impairment of lease assets, as a result of the COVID-19 pandemic.

As of July 2, 2020, remaining maturities of lease liabilities were as follows:

	2020	2021	2022	2023	2024	2025 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$4.2	$7.4	$7.2	$6.1	$5.6	$30.2	$60.7	$(14.7)	$46.0
Financing Leases	$17.1	$34.0	$30.2	$25.8	$20.0	$36.9	$164.0	$(19.4)	$144.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

As of July 2, 2020, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $0.2 and $51.5 for manufacturing equipment and facilities which are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 7 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

11.  Other Assets, Goodwill, and Intangible Assets

Other Assets are summarized as follows:

	July 2, 2020	December 31, 2019
Deferred financing
Deferred financing costs	46.7	41.7
Less: Accumulated amortization - deferred financing costs	(39.0)	(36.9)
Deferred financing costs, net	7.7	4.8
Other
Long term income tax receivable (1)	197.1	—
Supply agreements (2)	11.3	11.5
Equity in net assets of affiliates	4.7	7.7
Restricted cash - collateral requirements	19.5	16.4
Other	38.1	36.4
Total	$278.4	$76.8

(1)	Increase in income tax receivable not expected to be received within 12 months and is an increase over the prior year as a result of the carryback provisions included in the CARES Act.

(2)	Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Goodwill is summarized as follows:

	July 2, 2020	December 31, 2019
Goodwill - United Kingdom	2.3	2.4
Goodwill - United States(1)	76.0	—
Total	$78.3	$2.4

(1) The acquisition of Fiber Materials Inc. ("FMI") on January 10, 2020 resulted in the establishment of $76.2 goodwill. In second quarter of 2020, $0.2 was received upon final settlement of net working capital, reducing the goodwill balance to $76.0.

The balance of goodwill by reportable segment as of July 2, 2020 is allocated $42.9 to the Fuselage Systems Segment, $33.1 to the Propulsion Systems Segment, and $2.3 to the Wing Systems Segment. The total goodwill value of $78.3 includes no accumulated impairment loss in any of the periods presented. The change in value from December 31, 2019 to July 2, 2020 for the Europe goodwill item, as seen in the table above, reflects net exchange differences arising during the period. The goodwill balance as of December 31, 2019 of $2.4 is allocated to the Wing Systems Segment.

The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. As a result of the potential impact of the COVID-19 pandemic, the Company evaluated goodwill for impairment as of July 2, 2020. Each of the reportable segments, noted above, is comprised of a single operating segment, which is the reporting unit for goodwill. At July 2, 2020, the Fuselage Systems reporting unit has $42.9 of goodwill, the Propulsion Systems reporting unit has $33.1 of goodwill, and the Wing Systems reporting

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

unit has $2.3 of goodwill. No goodwill impairment was recognized, as the Company performed a qualitative assessment and determined it is not more likely than not that the fair values of our Fuselage Systems, Propulsion Systems, and Wing Systems reporting units were less than their carrying values as of July 2, 2020.

Intangible assets are summarized as follows:

	July 2, 2020	December 31, 2019
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	2.8	2.8
Developed technology asset(1)	30.0	—
Total intangible assets	34.8	4.8
Less: Accumulated amortization - patents	(2.0)	(1.9)
Accumulated amortization - favorable leasehold interest	(1.7)	(1.7)
Accumulated amortization - developed technology asset	(1.0)	—
Intangible assets, net	30.1	1.2

(1) The acquisition of FMI on January 10, 2020 resulted in the establishment of a $30.0 intangible asset for developed technology.

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the condensed consolidated balance sheet and the weighted average amortization is estimated to be the following as of July 2, 2020:

Year	Patents	Favorable leasehold interest	Developed Technology	Total
remaining in 2020	—	0.1	1.0	1.1
2021	—	0.1	2.0	2.1
2022	—	0.1	2.0	2.1
2023	—	0.1	2.0	2.1
2024	—	0.1	2.0	2.1
2025	—	0.1	2.0	2.1

Weighted average amortization period	—	9.0	14.5	14.3

12.  Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Special Business Provisions and General Terms Agreement (collectively, the “B787 Supply Agreement”) that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were initially scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments that otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1,001 through 1,120. On December 21, 2018, the Company signed a memorandum of agreement with Boeing that again suspended the advance repayments beginning with line unit 818. The advance repayments will resume at a lower rate of $0.45 per shipset at line number 1135 and continue through line number 1605.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of July 2, 2020, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $212.

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, the 2019 MOA entered into on April 12, 2019 included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123, which was received during the third quarter of 2019. The 2020 MOA entered into on February 6, 2020, extended the repayment date of the $123 advance received by Spirit under the 2019 MOA to 2022. The 2020 MOA also required Boeing to pay $225 to Spirit in the first quarter of 2020, consisting of (i) $70 in support of Spirit’s inventory and production stabilization, of which $10 will be repaid by Spirit in 2021, and (ii) $155 as an incremental pre-payment for costs and shipset deliveries over the next two years.

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

At July 2, 2020, the Company’s long-term debt includes the 2018 Term Loan (as such term is defined below), senior secured notes, and senior unsecured notes. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	July 2, 2020			December 31, 2019
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
2018 Term Loan (including current portion)	$426.7	$401.6	(2)	$438.5	$440.1	(2)
2018 Revolver	—	—	(2)	800.0	800.0	(2)
Senior unsecured floating rate notes due 2021	299.4	282.1	(1)	299.1	298.4	(1)
Senior unsecured notes due 2023	298.6	253.6	(1)	298.3	307.2	(1)
Senior secured notes due 2026	298.0	272.9	(1)	297.8	305.6	(1)
Senior unsecured notes due 2028	694.3	564.2	(1)	694.1	734.4	(1)
Senior secured notes due 2025	1,183.3	1,188.6	(1)	$—	$—
Total	$3,200.3	$2,963.0		$2,827.8	$2,885.7

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

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

Derivatives Not Accounted for as Hedges

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swap has a notional value of $250.0 and fix the variable portion of the Company’s floating rate debt at 1.815%. The swap expired in March 2020.

Derivatives Accounted for as Hedges

Cash Flow Hedges

During the third quarter of 2019, the Company entered into two interest rate swap agreements with a combined notional value of $450.0. These derivatives have been designated as cash flow hedges by the Company. The fair value of these hedges was a liability of $13.7 as of July 2, 2020, $6.5 of which is recorded in the other current liabilities line item on the condensed consolidated balance sheet. The remaining $7.2 is recorded in the other non-current liabilities line item on the condensed consolidated balance sheet.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") and recorded in earnings in the period in which the hedged transaction occurs. The loss recognized in AOCI was $1.3 and $14.2 for the three and six months ended July 2, 2020, respectively. For the three and six months ended July 2, 2020, a loss of $1.3 and $1.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

was reclassified from AOCI to earnings, included in the interest expense line item on the Condensed Consolidated Statement of Operations, and in operating activities on the Condensed Consolidated Statement of Cash Flows. Within the next 12 months, the Company expects to recognize a loss of $6.5 in earnings related to these hedged contracts. As of July 2, 2020, the maximum term of hedged forecasted transactions was 2.8 years.

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	July 2, 2020		December 31, 2019
	Current	Noncurrent	Current	Noncurrent
2018 Term Loan	$22.7	$404.0	$22.8	$415.7
2018 Revolver	—	—	—	800.0
Senior unsecured floating rate notes due 2021	299.4	—	—	299.1
Senior unsecured notes due 2023	—	298.6	—	298.3
Senior secured notes due 2026	—	298.0	—	297.8
Senior unsecured notes due 2028	—	694.3	—	694.1
Senior secured notes due 2025	—	1,183.3	—	—
Present value of finance lease obligations	28.9	115.7	25.8	121.3
Other	1.8	56.7	1.6	57.8
Total	$352.8	$3,050.6	$50.2	$2,984.1

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Each of the 2018 Revolver, the 2018 Term Loan, and the 2018 DDTL matures on July 12, 2023, and prior to the February 2020 Amendment (as defined below), bears interest, at Spirit’s option, ranging between LIBOR plus 1.125% and LIBOR plus 1.875% (or between base rate plus 0.125% and base rate plus 0.875%, as applicable) based on Spirit’s issuer credit rating or corporate family rating (as applicable) provided by Standard & Poor's Financial Services LLC and/or Moody’s Investors Service, Inc. (“Moody’s”) The principal obligations under the 2018 Term Loan are to be repaid in equal quarterly installments of $2.6, commencing with the fiscal quarter ending March 31, 2019, and with the balance due at maturity of the 2018 Term Loan. The principal obligations under the 2018 DDTL are to be repaid in equal quarterly installments of $3.1, subject to adjustments for any extension of the availability period of the 2018 DDTL, commencing with the fiscal quarter ending June 27, 2019, and with the balance due at maturity of the 2018 DDTL.

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

•
Minimum Liquidity: As of the end of each fiscal month, commencing with the first fiscal month after entering into the 2020 Amendment, the Company shall have minimum liquidity of not less than: (i) $1,000 through, and including, the last fiscal month ending in the third fiscal quarter of 2020; (ii) $850, as of the end of each fiscal month ending in the fourth fiscal quarter of 2020; and (iii) $750, as of the end of each fiscal month ending in the first fiscal quarter of 2021; provided, however, that if the Company receives proceeds of at least $750 from the issuance of indebtedness before the Reversion Date, the minimum liquidity requirement shall remain at $1,000. Liquidity includes cash and cash equivalents and amounts available to be drawn under the 2018 Revolver and the 2020 DDTL.

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
The February 2020 Amendment added Spirit AeroSystems North Carolina, Inc. as an additional guarantor (“Spirit NC”) and provides for the grant of security interests to the lenders under the 2018 Credit Agreement with respect to certain real property and personal property, including certain equity interests, owned by Spirit, as borrower, and the Guarantors (as defined below), which include the Company and Spirit NC. Such guarantee and security interests will be released, at the option of Spirit, so long as no default or event of default shall exist at the time thereof, or immediately after giving effect thereto, if (A) (I) the issuer credit rating of Spirit is “BBB-” or higher as determined by S&P, and (II) the corporate family rating of Spirit is “Baa3” or higher as determined by Moody’s, or (B) S&P and Moody’s have each confirmed, in a writing in form and substance reasonably satisfactory to the administrative agent, that (I) the issuer credit rating of Spirit will be “BBB-” or higher as determined by S&P, and (II) the corporate family rating of Spirit will be “Baa3” or higher as determined by Moody’s, in each case of the foregoing clauses (B)(I) and (B)(II), after giving effect to the release of the security (the date of such release, the “Security Release Date”).
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
Under the February 2020 Amendment, the pricing table and tiers were updated to reflect the below. The pricing table was further updated under the April 2020 Amendment and the July 2020 Amendment (each as described below).

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

April 2020 Amendment
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

July 2020 Amendment

On July 31, 2020, Spirit, the Company, and Spirit NC entered into a further amendment to the 2018 Credit Agreement (the “July 2020 Amendment”).

The primary purpose for entering into the July 2020 Amendment was to obtain covenant relief with respect to expected breaches of the first lien leverage and interest coverage ratios under the 2018 Credit Agreement. Given Boeing’s reduction of Spirit’s 2020 B737 MAX production plan to 72 shipsets, absent a waiver or an amendment of the 2018 Credit Agreement, the Company was expected to breach the first lien leverage ratio beginning with the fourth fiscal quarter of 2020 and continuing into 2021 and the interest coverage ratio beginning with the fourth fiscal quarter of 2020 and continuing into 2022. The July 2020 Amendment waived or modified the financial ratios and tests as follows:

•
First Lien Leverage Ratio: The ratio of first lien senior secured debt to consolidated EBITDA over the last twelve months shall not be tested in the fourth fiscal quarter of 2020 and the first fiscal quarter of 2021 and shall not, as of the end of the applicable fiscal quarter, be more than: (i) 6.50:1.00, with respect to the third fiscal quarter of 2020; (ii) 4.50:1.00, with respect to the second fiscal quarter of 2021; (iii) 3.50:1.00, with respect to the third fiscal quarter of 2021; and (iv) 3.00:1.00 thereafter through the fourth quarter of 2022.

•
Interest Coverage Ratio: The interest coverage ratio shall not be tested in the fourth fiscal quarter of 2020 and the first fiscal quarter of 2021 and shall not, as of the end of the applicable fiscal quarter, be less than: (i) 1.25:1.00, with respect to the third fiscal quarter of 2020; (ii) 1.15:1.00, with respect to the second fiscal quarter of 2021; (iii) 1.35:1.00, with respect to the third fiscal quarter of 2021; (iv) 1.50:1.00, with respect to the fourth fiscal quarter of 2021; (v) 2.00:1.00, with respect to the first fiscal quarter of 2022; (vi) 2.75:1.00, with respect to the second fiscal quarter of 2022; (vii) 3.25:1.00 with respect to the third fiscal quarter of 2022; (viii) 3.75:1.00 with respect to the fourth fiscal quarter of 2022; and (ix) 4.00:1.00 thereafter.

•
Total Leverage Ratio: The ratio of indebtedness to consolidated EBITDA over the last twelve months shall not be tested in the first fiscal quarter of 2022 and shall not, as of the end of the applicable fiscal quarter, be greater than (i) 6.00:1:00,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

with respect to the second fiscal quarter of 2022; (ii) 5.50:1.00, with respect to the third fiscal quarter of 2022; (iii) 4.50:1.00, with respect to the fourth fiscal quarter of 2022; and (iv) 3.50:1.00 thereafter.

•	Minimum Liquidity: As of the end of each fiscal month, until the end of the ninth fiscal month of 2022, the Company shall have minimum liquidity of not less than $750.

Except as described above, the financial ratios remain the same as those set forth in the April 2020 Amendment.

As a condition to the covenant relief, the Company reduced the size of the 2018 Revolver by $300 to $500 and, on July 31, 2020, used $100 of cash on hand to prepay the 2018 Term Loan and 2018 DDTL on a pro rata basis.

The July 2020 Amendment updated the COVID-19-related carve-out to the representation that no material adverse effect has occurred on the Company’s operations, business, assets, properties, liabilities, or financial condition (among other items) since a specified date, providing that the impacts of the COVID-19 pandemic on the business, operations and/or financial condition of the Company occurring prior to June 30, 2021 that were publicly disclosed or disclosed to the Administrative Agent prior to the effectiveness of the July 2020 Amendment will be disregarded when considering whether a material adverse effect has occurred when that representation is made.  In addition, the July 2020 Amendment added two new mandatory prepayment requirements, providing that (a) if either the Asco Acquisition or the Bombardier Acquisition does not close or is terminated, or the consideration for either acquisition is reduced by an amount above a specified threshold, 75% of the unspent cash will be required to prepay the loans under the 2018 Credit Agreement, and (b) if the Company raises additional equity, 75% of the net proceeds will be required to prepay the loans under the 2018 Credit Agreement.

The July 2020 Amendment added a new event of default that would be triggered if the Floating Rate Notes (as defined below) remain outstanding and the 2018 Term Loan and the 2018 DDTL have not been repaid by the date that is 91 calendar days prior to the maturity date of the Floating Rate Notes.

Each of the 2018 Revolver, the 2018 Term Loan and the 2018 DDTL continues to mature on July 12, 2023, and, following the effectiveness of the July 2020 Amendment and prior to the Security Release Date, will bear interest at a rate, at Spirit’s option, ranging between LIBOR plus 3.375% and LIBOR plus 4.875% (or between base rate plus 2.375% and base rate plus 3.875%, as applicable) based on Spirit’s issuer credit rating or corporate family rating (as applicable) provided by S&P and/or Moody’s as reflected in the pricing table below:

Pricing Tier	Credit Rating (S&P/Moody's)	Revolving Commitment Fee	Applicable Rate For LIBOR Loans and Letter of Credit Fees	Applicable Rate for Base Rate Loans
I	≥ BBB- / Baa3	0.325%	3.375%	2.375%
II	BB+ / Ba1	0.425%	3.625%	2.625%
III	BB / Ba2	0.500%	3.875%	2.875%
IV	BB- / Ba3	0.625%	4.125%	3.125%
V	B+ / B1	0.675%	4.500%	3.500%
VI	≤ B / B2	0.725%	4.875%	3.875%

As of July 2, 2020, the outstanding balance of the 2018 Term Loan and 2018 DDTL was $428.3 and the carrying value was $426.7.

As of December 31, 2019 the outstanding balance on the 2018 Revolver was $800.0 and the carrying amount was $800.0. The Company repaid the outstanding balance of the 2018 Revolver on April 30, 2020.

As of July 2, 2020 we were in compliance with all applicable covenants under our 2018 Credit Agreement, as amended.

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

The 2025 Notes mature on April 15, 2025 and bear interest at a rate of 7.500% per year payable semiannually in cash in arrears on April 15 and October 15 of each year. The first interest payment date is October 15, 2020. As of July 2, 2020, the outstanding balance of the 2025 Notes was $1,200.0 and the carrying value was $1,183.3.

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

The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $300.0, $300.0, and $700.0 as of July 2, 2020, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $299.4, $298.6, and $694.3 as of July 2, 2020, respectively.

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

2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of July 2, 2020, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $298.0. The Company and Spirit NC guarantee Spirit's obligations under the 2026 Notes on a senior secured basis.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

On February 24, 2020, Spirit entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) by and among Spirit, the Company, Spirit NC, and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee in connection with the 2026 Notes. Under the Second Supplemental Indenture, the 2026 Noteholders were granted security on an equal and ratable basis with the lenders under the 2018 Credit Agreement (as amended by the February 2020 Amendment) until the security in favor of the lenders under the 2018 Credit Agreement is released. The Supplemental Indenture also added Spirit NC as an additional guarantor under the indenture governing the 2026 Notes. The guarantee of Spirit NC will be released upon the release of its guarantee under the 2018 Credit Agreement.

On April 17, 2020, Spirit entered into a Third Supplemental Indenture (the “Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with the 2025 Notes. Under the Supplemental Indenture, the noteholders were granted security on an equal and ratable basis with the holders of the 2025 Notes.

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Six Months Ended
Components of Net Periodic Pension Expense/(Income)	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
Service cost	$0.3	$0.3	$0.5	$0.6
Interest cost	6.7	10.0	14.7	20.1
Expected return on plan assets	(15.6)	(16.7)	(32.9)	(33.3)
Amortization of net loss	0.2	(0.1)	0.2	0.3
Curtailment loss (gain) (2)	0.9	—	33.9	—
Settlement loss (gain) (3)	5.1	—	5.1	—
Special termination benefits (1)	8.3	15.2	33.0	15.2
Net periodic pension expense (income)	$5.9	$8.7	$54.5	$2.9

	Other Benefits
	For the Three Months Ended		For the Six Months Ended
Components of Other Benefit Expense	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
Service cost	$0.1	$0.2	$0.4	$0.5
Interest cost	0.3	0.3	0.5	0.6
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of net gain	(0.4)	(0.6)	(0.9)	(1.2)
Curtailment (gain) loss (2)	0.1	—	(0.2)	—
Special termination benefits (1)	$0.2	$—	$12.0	$—
Net periodic other benefit expense (income)	$0.1	$(0.3)	$11.4	$(0.5)

(1) Special termination benefits for the three and six months ending July 2, 2020 is a combination of pension value plan and postretirement medical plan changes offset by a reduction in the Company's net benefit obligation. For the three months and six months ending July 2, 2020 special termination benefits, curtailment accounting, and the remeasurement of the pension assets and obligations resulted in a $(85.2) and $31.5 impact to OCI, respectively. For the three months and six months ending July 2, 2020, retiree medical resulted in a ($2.0) and $2.3 impact to OCI, respectively. This impact is included in the Company’s condensed consolidated statements of comprehensive (loss) income. The Company expects to record additional charges related to settlement accounting in subsequent 2020 quarters tied to cash payments made.

(2) The Company's Voluntary Retirement Program ("VRP") resulted in an estimated 16% and 12 % reduction in future working lifetime for the pension value plan and postretirement medical plan resulting in a curtailment accounting charge of $0.7 and $33.7 for the three and six months ended July 2, 2020, respectively and is included in other (expense) income in the Company's condensed consolidated statements of operations.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

(3) Under ASC 715, settlement accounting is triggered when the total lump sums paid during the fiscal year exceed the combined service cost and interest cost component. Because the lump sums paid to date as part of the VRP exceed the estimated service cost and interest cost, the Company recognized a settlement loss of $5.1 for the three months and six months ended July 2, 2020. The weighted average discount rate for the pension benefit obligation, as a result of remeasurement triggered by settlement accounting, changed to 2.56%.

The components of net periodic pension expense (income) and other benefit expense, other than the service cost component, are included in other (expense) income in the Company's condensed consolidated statements of operations.

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $9.5 for the Supplemental Executive Retirement Plan (“SERP”) and post-retirement medical plans in 2020.  The Company’s projected contributions to the U.K. pension plan for 2020 are $1.7. The entire amount contributed can vary based on exchange rate fluctuations.

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

The Company recognized a net total of $1.0 and $7.4 of stock compensation expense for the three months ended July 2, 2020 and June 27, 2019, respectively, and a net total of $10.8 and $15.1 of stock compensation expense for the six months ended July 2, 2020 and June 27, 2019, respectively.

Holdings has established the Long-Term Incentive Plan (the “LTIP”) under the Omnibus Plan to grant equity awards to certain employees of the Company. Generally, specified employees are entitled to receive a long-term incentive award that, for the 2020 year, consisted of the following:

•
60% of the award consisted of time-based, service-condition restricted Common Stock that vests in equal installments over a three-year period (the “RS Award”). Values for these awards are based on the value of Common Stock on the grant date;

•
20% of the award consisted of performance-based, market-condition restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon TSR compared to the Company’s peers (the “TSR Award”). Values for these awards are initially measured on the grant date using estimated payout levels derived from a Monte Carlo valuation model; and

•
20% of the award consisted of performance-based, (performance-condition) restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon the Company’s cumulative three-year free cash flow as a percentage of the Company’s cumulative three-year revenues meeting certain pre-established goals (the “FCF Percentage Award”). Values for these awards are based on the dividend adjusted value of Common Stock on the grant date.

During the six months ended July 2, 2020, 493,820 shares, 198,980 shares, and 176,815 shares of Common Stock with aggregate grant date fair values of $20.5, $6.2 and $9.3 were granted as RS Awards, TSR Awards, and FCF Percentage Awards under the Company’s LTIP. During the six months ended July 2, 2020, 38,249 shares of Common Stock with aggregate grant date fair values of $2.5 were granted and vested as a result of a union ratification bonus. The Board of Directors were granted 64,750 shares of Common Stock with an aggregate grant date value of $1.3 and vested 12,877 shares of Common Stock with an aggregate grant date value of $1.1 for the six months ended July 2, 2020. Additionally, 464,697 shares of Common Stock with an aggregate grant date fair value of $31.5 under the LTIP vested during the six months ended July 2, 2020.

18. Income Taxes

The process for calculating the Company’s income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on the Company’s earnings history, in conjunction with other positive and negative evidence, we have determined it is more likely than not that the benefits from the deferred tax assets will be realized and therefore, a valuation allowance is not appropriate at this time. The total net deferred tax asset at July 2, 2020, and December 31, 2019, was $154.6 and $98.2, respectively. The difference is primarily due to the creation of deductible temporary differences and utilization of taxable temporary differences within the current year.

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

In general, the Company records income tax expense each quarter based on its estimate as to the full year’s effective tax rate. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that may give rise to discrete recognition include excess tax benefits with respect to share-based compensation, finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years and expiration of statutes of limitations, and changes in tax law. For the three months ending April 2, 2020, the amount of income tax benefit that would have been recognized under the expected annual effective tax rate would have exceeded the tax benefit we expected to realize for the full year. Due to this, the loss was limited by the year to date tax benefit that would have been recognized if the year to date loss were the full year anticipated loss (“Loss Limitation Rule”). Due to changes in our forecasted tax expense for the full year, we are no longer required to use the Loss Limitation Rule for the quarter ended July 2, 2020 or for the remainder of 2020.

The 38.0% effective tax rate for the six months ended July 2, 2020 differs from the 20.0% effective tax rate for the same period of 2019 primarily due to the benefit generated related to the carryback of our 2020 estimated income tax loss as permitted by the CARES Act and the benefit related to the re-measurement of deferred taxes due to the CARES Act resulting in increases to the tax rate. Additionally, the benefit generated by state tax credits and foreign rate differences resulted in net increases to the tax rate. As the Company is currently reporting a pre-tax loss for the six months ended July 2, 2020, increases to tax expense result in a decrease to the effective tax rate and decreases to tax expense result in an increase to the effective tax rate.

As of July 2, 2020, the Company has deferred $15.9 million of employer payroll taxes, as allowed by the CARES Act, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. In addition, as of July 2, 2020 the Company has recorded a deferral of $28.5 million of VAT payments until March 2021 under the United Kingdom deferral scheme. The CARES Act allows net operating losses to be carried back to the previous five years, when the federal tax rate was 35%. As of July 2, 2020 the Company anticipates it will report a net operating loss when it files its fiscal year 2020 tax return. Management will continue to monitor potential legislation as well as dynamic market conditions which may materially alter the anticipated value of this net operating loss.

The Company's federal audit is complete under the CAP program for the 2018 tax year. The Company will continue to participate in the CAP program for the 2019 and 2020 tax years. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  There are no open audits in the Company’s foreign jurisdictions.

19.  Equity

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of Common Stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of Common Stock and, when dilutive, potential outstanding shares of Common Stock during the measurement period.

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of July 2, 2020, no treasury shares have been reissued or retired.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

During the six month period ended July 2, 2020, the Company repurchased no shares of its Common Stock. The total authorization amount remaining under the current share repurchase program is approximately $925.0. Share repurchases are currently on hold pending the outcome of the B737 MAX grounding and the COVID-19 pandemic. The February 2020 Amendment to the 2018 Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	July 2, 2020			June 27, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
(Loss) income available to common stockholders	$(255.9)	103.9	$(2.46)	$167.9	103.4	$1.62
Income allocated to participating securities	—	—		0.1	0.1
Net (loss) income	$(255.9)			$168.0

Diluted potential common shares					1.0
Diluted EPS
Net (loss) income	$(255.9)	103.9	$(2.46)	$168.0	104.5	$1.61

	For the Six Months Ended
	July 2, 2020			June 27, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
(Loss) income available to common stockholders	$(418.9)	103.8	$(4.04)	$330.9	103.7	$3.19
Income allocated to participating securities	—	—		0.2	0.1
Net (loss) income	$(418.9)			$331.1

Diluted potential common shares					1.0
Diluted EPS
Net (loss) income	$(418.9)	103.8	$(4.04)	$331.1	104.8	$3.16

Included in the outstanding Common Stock were 1.7 and 1.4 of issued but unvested shares at July 2, 2020 and June 27, 2019, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	July 2, 2020	December 31, 2019
Pension	$(77.3)	$(53.1)
Interest swaps	(10.4)	(0.6)
SERP/Retiree medical	14.2	17.1
Foreign currency impact on long term intercompany loan	(15.7)	(13.1)
Currency translation adjustment	(92.1)	(59.5)
Total accumulated other comprehensive loss	$(181.3)	$(109.2)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Amortization or curtailment cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the consolidated statements of operations was $0.3 and $0.4 for the three months ended July 2, 2020 and June 27, 2019, respectively, and $1.3 and $0.8 for the six months ended July 2, 2020 and June 27, 2019, respectively.

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

On February 10, 2020, February 24, 2020, and March 24, 2020, three separate private securities class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of Oklahoma, its Chief Executive Officer, Tom Gentile III, former chief financial officer, Jose Garcia, and former controller (principal accounting officer), John Gilson. On April 20, 2020, the Class Actions were consolidated by the court (the “Consolidated Class Action”), and on July 20, 2020, the plaintiffs filed a Consolidated Class Action Complaint which added Shawn Campbell, the Company’s former Vice President for the 737NG and 737 Max program, as a defendant. Allegations in the Consolidated Class Action include (i) violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants, (ii) violations of Section 20(a) of the Exchange Act against the individual defendants, and (iii) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against the Company and Messrs. Gentile, Garcia and Gilson.

On June 11, 2020, a shareholder derivative lawsuit (the “Derivative Action”) was filed against the Company (as nominal defendant), all members of the Company’s Board of Directors, and Messrs. Garcia and Gilson. Allegations in the Derivative Action include (i) breach of fiduciary duty, (ii) abuse of control, and (iii) gross mismanagement.

The facts underlying the Consolidated Class Action and Derivative Action relate to the accounting process compliance independent review (the “Accounting Review”) discussed in the Company’s January 30, 2020 press release and described under Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Review of the 2019 Form 10-K and its resulting conclusions.  The Company voluntarily reported to the SEC the determination that, with respect to the third quarter of 2019, the Company did not comply with its established accounting processes related to potential third quarter contingent liabilities received after the quarter-end.  On March 24, 2020, the Staff of the SEC Enforcement Division informed the Company

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

that it had determined to close its inquiry without recommending any enforcement action against Spirit.  In addition, the facts underlying the Consolidated Class Action and Derivative Action relate to the Company’s disclosures regarding the B737 MAX grounding and Spirit’s production rate (and related matters) after the grounding. The Company and individual defendants deny the allegations in the Consolidated Class Action and the Derivative Action.

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

Customer and Vendor Claims

From time to time the Company receives, or is subject to, customer and vendor claims arising in the ordinary course of business, including, but not limited to, those related to product quality and late delivery. The Company accrues for matters when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, we take into consideration multiple factors including without limitation our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of an unfavorable outcome, and the severity of any potential loss. Any accruals deemed necessary are reevaluated at least quarterly and updated as matters progress over time. For additional information, please Part II, Item 1A. “Risk Factors.”

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

Guarantees

Outstanding guarantees were $19.0 and $21.5 at July 2, 2020 and December 31, 2019, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $19.5 and $16.4 of restricted cash as of July 2, 2020 and December 31, 2019, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in “Other assets” in the Company’s condensed consolidated balance sheets.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $8.1 as of July 2, 2020 and December 31, 2019. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however, the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $12.1 as of July 2, 2020 and December 31, 2019.

The following is a roll forward of the service warranty and extraordinary rework balance at July 2, 2020:

Balance, December 31, 2019	$64.7
Charges to costs and expenses	2.9
Payouts	(1.0)
Exchange rate	(0.2)
Balance, July 2, 2020	$66.4

21.  Other (Expense) Income, Net

Other (expense) income, net is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
Kansas Development Finance Authority bond	$0.6	$0.8	$1.7	$2.0
Rental and miscellaneous income	—	—	0.1	0.2
Interest income	1.2	3.0	8.1	6.2
Foreign currency (losses) gains (1)	(0.6)	10.0	4.8	8.0
(Loss) gain on foreign currency contract and interest rate swaps	—	(2.4)	0.1	(17.8)
Litigation settlement	—	13.5	—	13.5
Loss on sale of accounts receivable	(1.6)	(7.6)	(4.7)	(12.3)
Pension loss (2)	(5.8)	(8.7)	(65.4)	(2.2)
ASC 326 credit loss reserve	$(0.2)	$—	$—	$—
Other	$—	$—	$(0.1)	$—
Total	$(6.4)	$8.6	$(55.4)	$(2.4)

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

(2) Pension expense for the three and six months ended July 2, 2020 includes $14.6 and $83.8 of expenses related to the voluntary retirement program, respectively. Pension expense for the three and six months ended June 27, 2019 includes $15.2 of expenses also related to the voluntary retirement program.

22.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. Revenue from Boeing represents a substantial portion of the Company's revenues in all segments. Wing Systems also includes significant revenues from Airbus. Approximately 77% of the Company's net revenues for the three months ended July 2, 2020 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of non-recurring contracts, sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development, and unallocated cost of sales.

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

The following table shows segment revenues and operating income for the three months and six months ended July 2, 2020 and June 27, 2019:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	Three Months Ended		Six Months Ended
	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
Segment Revenues
Fuselage Systems	$327.1	$1,096.8	$878.6	$2,166.4
Propulsion Systems	169.6	518.9	394.8	1,004.6
Wing Systems	122.5	398.5	413.9	806.4
All Other	25.4	1.9	34.6	6.5
	$644.6	$2,016.1	$1,721.9	$3,983.9
Segment Operating Income (Loss)
Fuselage Systems(1)	$(251.5)	$135.8	$(337.9)	$274.7
Propulsion Systems(2)	(17.3)	97.7	(22.6)	193.2
Wing Systems(3)	(42.5)	57.4	(28.9)	123.2
All Other	8.0	—	9.8	1.2
	$(303.3)	$290.9	$(379.6)	$592.3
SG&A	(49.0)	(56.4)	(126.4)	(120.0)
Research and development	(8.3)	(10.5)	(20.6)	(23.4)
Unallocated cost of sales	(6.4)	2.0	(7.9)	10.1
Total operating income	$(367.0)	$226.0	$(534.5)	$459.0

(1) The three and six months ended July 2, 2020 includes excess capacity production costs of $50.6 and $101.8, respectively, related to the temporary B737 MAX production schedule changes, abnormal costs of $11.2 and $26.5, respectively, for temporary workforce adjustments as a result of COVID-19 production pause, $2.4 and $32.5, respectively, of restructuring costs, and $22.5 from loss on the disposition of assets.
(2) The three and six months ended July 2, 2020 includes excess capacity production costs of $17.5 and $33.3, respectively, related to the temporary B737 MAX production schedule changes, abnormal costs of $4.0 and $10.2, respectively, for temporary workforce adjustments as a result of COVID-19 production pause, and $1.6 and $10.4, respectively, of restructuring costs.
(3) The three and six months ended July 2, 2020 includes excess capacity production costs of $14.7 and $21.1, respectively, related to the temporary B737 MAX and A320 production schedule changes, abnormal costs of $4.1 and $8.0, respectively, for temporary workforce adjustments as a result of COVID-19, net of U.K government subsidies, $2.3 and $6.0, respectively, of restructuring costs, and $0.4 from loss on the disposition of assets.

23.  Restructuring Costs

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. At the time, the Company was producing B737 aircraft at a rate of 52 aircraft per month and was expected to increase production to 57 aircraft per month in mid-2019. On April 12, 2019, Boeing and the Company entered into the 2019 MOA relating to the Company's production of aircraft with respect to the B737 program. Under the 2019 MOA, the Company was to maintain its delivery rate of 52 shipsets per month with respect to the B737 program following Boeing’s announced temporary adjustment in the production rate from 52 to 42 aircraft per month. The 2019 MOA established that all excess shipments (B737 shipsets in excess of Boeing’s rate) would be deemed to be delivered to Boeing “FOB” at the Company's facilities, which would trigger Boeing’s payment obligations for the excess shipsets. On December 19, 2019, the Company was directed by Boeing to stop all B737 MAX deliveries to Boeing effective January 1, 2020, due to Boeing’s announced temporary suspension of B737 MAX production. Accordingly, the Company suspended all B737 MAX production beginning on January 1, 2020. On February 6, 2020, Boeing and the Company entered into the 2020 MOA providing for delivery to Boeing of 216 B737 MAX shipsets in 2020, which represented less than half of the Company’s B737 MAX annualized production rate in 2019. As a result, in the first quarter of 2020, the Company took actions to align costs to the expected 2020 production levels (restructuring activity). On May 4, 2020, Boeing and the Company agreed that Spirit would deliver 125 B737 MAX shipsets to Boeing in 2020. On June 22, 2020,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Boeing directed the Company to reduce its 2020 B737 production plan (applicable to MAX and P-8 shipsets) from 125 to 72 shipsets, which includes 37 shipsets to be produced and delivered over the balance of the year and 35 shipsets that have already been delivered to Boeing as of June 19, 2020.
On April 8, 2020, the Company received a supplier letter from Airbus, which reduced production rates across all programs as a result of significant disruption to global travel caused by the COVID-19 pandemic.

•	Single-aisle average production volume of 40 APM

•	A350 average production volume of 6 APM

•	A330 average production volume of 2 APM
During the three months ended July 2, 2020, the COVID-19 pandemic has continued to have a significant negative impact on the aviation industry and further impacted the Company’s global business. In response, during the three months ended July 2, 2020, the Company implemented production suspensions and adjusted production rates, including additional restructuring activity to further align costs. The Company’s planned restructuring activities are documented in a restructuring plan that is approved and controlled by management. These planned activities to align costs to expected production levels materially affected the scope of operations and manner in which business is conducted by the Company.
Restructuring costs under the plan, which are presented separately as a component of operating loss on the consolidated statement of operations, are related to involuntary workforce reductions and the VRP. The total restructuring costs of $48.9 for the six months ended July 2, 2020 includes $36.4 related to involuntary workforce reductions and $12.5 related to VRP.
The total restructuring costs related to involuntary workforce reductions of $36.4 for the six months ended July 2, 2020 includes $31.5, which was the total amount incurred for the involuntary termination benefits of approximately 3,200 employees in the first quarter, plus an additional $4.9 that was added during the three months ended July 2, 2020, representing the total amount expected to be incurred for the involuntary termination benefits of approximately 1,450 additional employees in response to further COVID-19 impacts, as noted above. The $36.4 total represents the full cost of the involuntary workforce restructuring activities included in the plan through July 2, 2020. Of the $36.4 total for the six months ended July 2, 2020, $33.2 was paid during the six-month period ended July 2, 2020 and the remaining $3.2 is recorded in the accrued expenses line item on the balance sheet as of July 2, 2020.
The total restructuring costs related to the VRP of $12.5 for the six months ended July 2, 2020 represents the total costs expected to be incurred for the voluntary retirement packages of 207 employees through April 2, 2020 of $11.1, plus an additional $1.4 for the voluntary retirement packages of an additional 27 employees during the three months ended July 2, 2020. The cost related to packages under the VRP are generally accrued and charged to earnings when the employee accepts the offer. Of the $12.5 total for the six months ended July 2, 2020, $11.1 was paid during the six-month period ended July 2, 2020 and the remaining $1.4 is recorded in the accrued expenses line item on the consolidated balance sheet as of July 2, 2020.
The costs of the restructuring plan are included in segment operating margins. The total amount expected to be incurred for each segment is $32.5 for the Fuselage Systems Segment, $10.4 for the Propulsion Systems Segment, and $6.0 for the Wing Systems Segment.

24.  Acquisitions

FMI

On January 10, 2020, Spirit completed the acquisition of 100% of the outstanding equity of Fiber Materials Inc. (FMI). The acquisition-date fair value of consideration transferred was $121.6, which included cash payment to the seller, payment of closing indebtedness, and payment of selling expenses.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The acquisition was funded from cash on hand. The Company incurred $1.5 in acquisition-related costs. Acquisition-related expenses were $0.0 and $0.5 for the three and six months ended July 2, 2020, respectively, and are included in SG&A on the condensed consolidated statement of operations.

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

At January 10, 2020
Cash and cash equivalents	$3.5
Accounts receivable	5.3
Inventory	1.9
Contract Assets, short-term	5.6
Prepaid and other current assets	0.5
Equipment and leasehold improvements	12.3
Intangible assets	30.0
Goodwill	76.0
Other noncurrent assets	0.2
Total assets acquired	$135.3

Accounts payable and accrued liabilities	1.8
Income Tax Payable	1.4
Contract liabilities, short-term	2.2
Accrued payroll and employee benefits	0.6
Other current liabilities	0.2
Deferred income taxes, non-current	7.5
Other noncurrent liabilities	0.2
Total liabilities assumed	13.9
Net assets acquired	$121.4

The intangible assets included above consist of the following:

	Amount	Amortization Period
		(in years)
Developed technology asset	$30.0	15
Total intangible assets	$30.0	15

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

The goodwill amount of $76.0 recognized is attributable primarily to expected revenue synergies generated by the integration of our products and technologies with those of FMI and intangible assets that do not qualify for separate recognition, such as the assembled workforce of FMI. None of the goodwill is expected to be deductible for income tax purposes. The goodwill is allocated $42.9 to the Fuselage Systems Segment and $33.1 to the Propulsion Systems Segment. This allocation was based upon the fair value of the projected earnings as of the acquisition date. As of July 2, 2020, the recognized goodwill was adjusted from $76.2 to $76.0 resulting from settlement of net working capital in second quarter of 2020. See Note 11, Other Assets, Goodwill, and Intangible Assets for more information on goodwill.

The fair value of accounts receivables acquired is $5.3, which approximates the gross contractual amount. The Company expects substantially all amounts to be collectible. Prior to the acquisition, the Company did not have a preexisting relationship with FMI.

The Company’s consolidated income statement from the acquisition date to the period ending July 2, 2020 includes revenue and earnings of FMI of $25.8 and $2.6, respectively. The following summary, prepared on a pro forma basis, presents the unaudited consolidated results of operations for the six months ended July 2, 2020 and June 27, 2019, as if the acquisition of FMI had been completed as of the beginning of fiscal 2019, after including in fiscal 2019 any post-acquisition adjustments directly attributable to the acquisition, and after including the impact of adjustments such as amortization of intangible assets, and interest expense on related borrowings and, in each case, the related income tax effects. These amounts have been calculated after substantively applying the Company’s accounting policies. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned FMI for the entire periods presented.

	For the Three Months Ended		For the Six Months Ended
	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
Revenue - as reported	$644.6	$2,016.1	$1,721.9	$3,983.9
Revenue - pro forma	644.6	2,023.8	1,722.7	3,999.4
Net (loss) income - as reported	$(255.9)	$168.0	$(418.9)	$331.1
Net (loss) income - pro forma	(255.9)	169.2	(418.8)	332.1
Earnings Per Share - Diluted - as reported	$(2.46)	1.61	$(4.04)	3.16
Earnings Per Share - Diluted - pro forma	(2.46)	1.62	(4.03)	3.17

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

Acquisition-related expenses were $6.4 and $2.5 for the three months ended July 2, 2020 and June 27, 2019, respectively, and $17.4 and $5.3 for the six months ended July 2, 2020 and June 27, 2019, respectively, and are included in selling, general and administrative costs on the condensed and consolidated statement of operations.

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

The Bombardier Acquisition is subject to certain consents, regulatory approvals and customary closing conditions. Closing conditions include, but are not limited to, (i) the absence of certain legal impediments to the consummation of the Bombardier Acquisition, (ii) the receipt of specified third party consents and approvals, including consents from Airbus SE and its subsidiaries, (iii) the receipt of applicable regulatory approvals, and (iv) the absence of a material adverse change to the Bombardier Acquired Business. The date on which the Bombardier Acquisition will automatically terminate in the event that the conditions are not satisfied or waived is October 31, 2020. The Purchase Agreement contains customary representations, warranties and covenants among the parties, including, among others, certain covenants by the Sellers regarding the operation of the Bombardier Acquired Business during the interim period between the execution of the Purchase Agreement and the consummation of the Bombardier Acquisition. The Bombardier Acquisition is not conditioned upon the Company’s receipt of debt financing.

Acquisition-related expenses were $1.9 and $2.9 for the three months and six months ended July 2, 2020, respectively, and are included in selling, general and administrative costs on the condensed consolidated statement of operations.

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

(vi)	Holdings and its subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations
For the Three Months Ended July 2, 2020

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$577.4	$56.3	$95.2	$(84.3)	$644.6
Operating costs and expenses
Cost of sales	—	853.7	54.2	101.5	(84.3)	925.1
Selling, general and administrative	5.0	39.6	0.5	3.9	—	49.0
Restructuring cost	—	4.5	0.4	1.4	—	6.3
Research and development	—	7.0	0.1	1.2	—	8.3
Loss on Disposal of Assets	—	19.2	3.7	—	—	22.9
Total operating costs and expenses	5.0	924.0	58.9	108.0	(84.3)	1,011.6
Operating (loss) income	(5.0)	(346.6)	(2.6)	(12.8)	—	(367.0)
Interest expense and financing fee amortization	—	(48.6)	—	(0.6)	0.6	(48.6)
Other (expense) income, net	—	(4.5)	—	(1.3)	(0.6)	(6.4)
(Loss) income before income taxes and equity in net (loss) income of affiliate and subsidiaries	(5.0)	(399.7)	(2.6)	(14.7)	—	(422.0)
Income tax benefit (provision)	2.0	161.5	0.6	3.5	—	167.6
(Loss) income before equity in net (loss) income of affiliate and subsidiaries	(3.0)	(238.2)	(2.0)	(11.2)	—	(254.4)
Equity in net (loss) income of affiliate	—	—	—	(1.5)	—	(1.5)
Equity in net (loss) income of subsidiaries	(252.9)	(14.7)	—	—	267.6	—
Net (loss) income	(255.9)	(252.9)	(2.0)	(12.7)	267.6	(255.9)
Other comprehensive (loss) income	69.6	69.6	—	3.2	(72.8)	69.6
Comprehensive (loss) income	$(186.3)	$(183.3)	$(2.0)	$(9.5)	$194.8	$(186.3)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Three Months Ended June 27, 2019

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$1,833.9	129.5	$244.7	$(192.0)	$2,016.1
Operating costs and expenses
Cost of sales	—	1,580.6	125.5	209.1	(192.0)	1,723.2
Selling, general and administrative	4.7	46.6	0.7	4.4	—	56.4
Research and development	—	8.9	0.2	1.4	—	10.5
Total operating costs and expenses	4.7	1,636.1	126.4	214.9	(192.0)	1,790.1
Operating income (loss)	(4.7)	197.8	3.1	29.8	—	226.0
Interest expense and financing fee amortization	—	(23.6)	—	(1.0)	0.9	(23.7)
Other income (expense), net	—	6.8	—	2.7	(0.9)	8.6
Income (loss) before income taxes and equity in net income of affiliate and subsidiaries	(4.7)	181.0	3.1	31.5	—	210.9
Income tax (provision) benefit	1.0	(38.5)	(0.7)	(4.7)	—	(42.9)
Income (loss) before equity in net income of affiliate and subsidiaries	(3.7)	142.5	2.4	26.8	—	168.0
Equity in net income of affiliate	—	—	—	—	—	—
Equity in net income (loss) of subsidiaries	171.7	29.2	—	—	(200.9)	—
Net income	168.0	171.7	2.4	26.8	(200.9)	168.0
Other comprehensive income (loss)	(14.7)	(14.7)	—	(14.4)	29.1	(14.7)
Comprehensive income (loss)	$153.3	$157.0	$2.4	$12.4	$(171.8)	$153.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Six Months Ended July 2, 2020

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$1,476.7	$167.5	$326.0	$(248.3)	$1,721.9
Operating costs and expenses
Cost of sales	—	1,816.4	161.6	307.9	(248.3)	2,037.6
Selling, general and administrative	8.5	107.7	1.3	8.9	—	126.4
Restructuring cost	—	47.2	0.4	1.3	—	48.9
Research and development	—	18.7	0.2	1.7	—	20.6
Loss on Disposal of Assets	—	19.2	3.7	—	—	22.9
Total operating costs and expenses	8.5	2,009.2	167.2	319.8	(248.3)	2,256.4
Operating (loss) income	(8.5)	(532.5)	0.3	6.2	—	(534.5)
Interest expense and financing fee amortization	—	(80.7)	—	(1.5)	1.4	(80.8)
Other (expense) income, net	—	(58.8)	—	4.8	(1.4)	(55.4)
(Loss) income before income taxes and equity in net (loss) income of affiliate and subsidiaries	(8.5)	(672.0)	0.3	9.5	—	(670.7)
Income tax benefit (provision)	3.2	251.8	(0.1)	(0.1)	—	254.8
(Loss) income before equity in net (loss) income of affiliate and subsidiaries	(5.3)	(420.2)	0.2	9.4	—	(415.9)
Equity in net (loss) income of affiliate	—	—	—	(3.0)	—	(3.0)
Equity in net (loss) income of subsidiaries	(413.6)	6.6	—	—	407.0	—
Net (loss) income	(418.9)	(413.6)	0.2	6.4	407.0	(418.9)
Other comprehensive (loss) income	(72.1)	(72.1)	—	(35.2)	107.3	(72.1)
Comprehensive (loss) income	$(491.0)	$(485.7)	$0.2	$(28.8)	$514.3	$(491.0)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Six Months Ended June 27, 2019

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$3,599.1	245.9	$501.5	$(362.6)	$3,983.9
Operating costs and expenses
Cost of sales	—	3,080.9	238.3	424.9	(362.6)	3,381.5
Selling, general and administrative	7.0	103.1	1.6	8.3	—	120.0
Research and development	—	20.3	0.6	2.5	—	23.4
Total operating costs and expenses	7.0	3,204.3	240.5	435.7	(362.6)	3,524.9
Operating income (loss)	(7.0)	394.8	5.4	65.8	—	459.0
Interest expense and financing fee amortization	—	(42.4)	—	(2.0)	1.9	(42.5)
Other (expense) income, net	—	(1.6)	—	1.1	(1.9)	(2.4)
Income (loss) before income taxes and equity in net income of affiliate and subsidiaries	(7.0)	350.8	5.4	64.9	—	414.1
Income tax (provision) benefit	1.5	(73.2)	(1.3)	(10.0)	—	(83.0)
Income (loss) before equity in net income of affiliate and subsidiaries	(5.5)	277.6	4.1	54.9	—	331.1
Equity in net income of affiliate	—	—	—	—	—	—
Equity in net income of subsidiaries	336.6	59.0	—	—	(395.6)	—
Net income	331.1	336.6	4.1	54.9	(395.6)	331.1
Other comprehensive (loss) income	(4.7)	(4.7)	—	(4.0)	8.7	(4.7)
Comprehensive income (loss)	$326.4	$331.9	$4.1	$50.9	$(386.9)	$326.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
July 2, 2020

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$1,721.8	$—	$225.3	$—	$1,947.1
Restricted cash	—	0.3	—	—	—	0.3
Accounts receivable, net	—	490.1	57.0	121.4	(362.5)	306.0
Contract assets, short-term	—	269.2	—	52.4	—	321.6
Inventory, net	—	856.6	161.2	208.1	—	1,225.9
Other current assets	—	92.5	—	6.8	—	99.3
Total current assets	—	3,430.5	218.2	614.0	(362.5)	3,900.2
Property, plant and equipment, net	—	1,714.7	282.3	183.7	—	2,180.7
Right of use assets	—	38.5	7.2	0.2	—	45.9
Contract assets, long-term	—	4.9	—	—	—	4.9
Pension assets, net	—	338.5	—	24.1	—	362.6
Deferred income taxes	—	162.0	—	0.2	—	162.2
Goodwill	—	76.0	—	2.3	—	78.3
Intangible assets, net	—	30.1	—	—	—	30.1
Investment in subsidiary	1,269.5	809.6	—	—	(2,079.1)	—
Other assets	—	352.5	—	112.7	(186.8)	278.4
Total assets	$1,269.5	$6,957.3	$507.7	$937.2	$(2,628.4)	$7,043.3
Liabilities
Accounts payable	$—	$516.3	$234.6	$123.6	$(362.5)	$512.0
Accrued expenses	—	203.4	1.4	40.6	—	245.4
Profit sharing	—	20.9	—	3.2	—	24.1
Current portion of long-term debt	—	350.9	0.2	1.7	—	352.8
Operating lease liabilities, short-term	—	5.0	0.6	—	—	5.6
Advance payments, short-term	—	16.2	—	—	—	16.2
Contract liabilities, short-term	—	121.8	—	—	—	121.8
Forward loss provision, long-term	—	108.2	—	0.6	—	108.8
Deferred revenue and other deferred credits, short-term	—	12.7	—	0.3	—	13.0
Other current liabilities	—	31.3	—	9.7	—	41.0
Total current liabilities	—	1,386.7	236.8	179.7	(362.5)	1,440.7
Long-term debt	—	3,041.5	0.8	94.5	(86.2)	3,050.6
Operating lease liabilities, long-term	—	33.7	6.6	0.1	—	40.4
Advance payments, long-term	—	328.8	—	—	—	328.8
Pension/OPEB obligation	—	48.1	—	—	—	48.1
Contract liabilities, long-term	—	389.4	—	—	—	389.4
Forward loss provision, long-term	—	287.5	—	—	—	287.5
Deferred grant income liability - non-current	—	9.0	—	18.1	—	27.1
Deferred revenue and other deferred credits	—	32.4	—	5.3	—	37.7
Deferred income taxes	—	—	—	7.6	—	7.6
Other liabilities	—	210.6	—	5.9	(100.6)	115.9
Total equity	1,269.5	1,189.6	263.5	626.0	(2,079.1)	1,269.5
Total liabilities and stockholders’ equity	$1,269.5	$6,957.3	$507.7	$937.2	$(2,628.4)	$7,043.3

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 2, 2020

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash used in operating activities	$—	$(620.8)	$(19.1)	$80.2		$(559.7)
Investing activities
Purchase of property, plant and equipment	—	(39.7)	(1.1)	(10.4)		(51.2)
Acquisition, net of cash acquired	—	(117.9)	—	—		(117.9)
Other	—	0.3	—	2.4		2.7
Net cash used in investing activities	—	(157.3)	(1.1)	(8.0)	—	(166.4)
Financing activities
Proceeds from issuance of debt	—	1,200.0	—	—		1,200.0
Customer financing	—	10.0	—	—	—	10.0
Principal payments of debt	—	(13.9)	(0.1)	(0.8)	—	(14.8)
Payments on term loan	—	(11.4)	—	—	—	(11.4)
Payments on revolving credit facility	—	(800.0)	—	—	—	(800.0)
Proceeds (payments) from intercompany debt	—	(25.2)	20.3	4.9		—
Taxes paid related to net share settlement of awards	—	(13.8)	—	—	—	(13.8)
Proceeds (payments) from subsidiary for purchase of treasury stock	(0.1)	0.1	—	—	—	—
Purchase of treasury stock	0.1	—	—	—	—	0.1
Proceeds (payments) from subsidiary for dividends paid	13.4	(13.4)	—	—	—	—
Dividends paid	(13.4)	—	—	—	—	(13.4)
Proceeds from issuance of ESPP stock	—	1.3	—	—	—	1.3
Debt issuance costs	—	(24.5)	—	—	—	(24.5)
Net cash provided by (used in) financing activities	—	309.2	20.2	4.1	—	333.5
Effect of exchange rate changes on cash and cash equivalents	—	0.5	—	(8.2)	—	(7.7)
Net decrease in cash and cash equivalents for the period	—	(468.4)	—	68.1	—	(400.3)
Cash, cash equivalents, and restricted cash, beginning of period	—	2,210.0	—	157.2	—	2,367.2
Cash, cash equivalents, and restricted cash, end of period	$—	$1,741.6	$—	$225.3	$—	$1,966.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 27, 2019

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$279.1	$5.1	$187.5	$—	$471.7
Investing activities
Purchase of property, plant and equipment	—	(63.1)	(5.0)	(9.8)	—	(77.9)
Other	—	0.1	—	—	—	0.1
Net cash used in investing activities	—	(63.0)	(5.0)	(9.8)	—	(77.8)
Financing activities
Proceeds from issuance of debt	—	250.0	—	—	—	250.0
Proceeds from revolving credit facility	—	100.0	—	—	—	100.0
Principal payments of debt	—	(4.5)	(0.1)	(0.3)	—	(4.9)
Payments on term loan	—	(2.6)	—	—	—	(2.6)
Payments on revolving credit facility	—	(100.0)	—	—	—	(100.0)
Proceeds (payments) from intercompany debt	—	60.4	—	(60.4)	—	—
Taxes paid related to net share settlement of awards	—	(11.8)	—	—	—	(11.8)
Proceeds (payments) from subsidiary for dividends paid	25.4	(25.2)	—	(0.2)	—	—
Dividends paid	(25.4)	—	—	—	—	(25.4)
Proceeds (payments) from subsidiary for purchase of treasury stock	75.0	(75.0)	—	—	—	—
Purchase of treasury stock	(75.0)	—	—	—	—	(75.0)
Proceeds from issuance of ESPP stock	—	1.3	—	—	—	1.3
Net cash provided by (used in) financing activities	—	192.6	(0.1)	(60.9)	—	131.6
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.5)	—	(1.5)
Net increase (decrease) in cash and cash equivalents for the period	—	408.7	—	115.3	—	524.0
Cash, cash equivalents, and restricted cash, beginning of period	—	725.5	—	68.6	—	794.1
Cash, cash equivalents, and restricted cash, end of period	—	1,134.2	—	183.9	—	1,318.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

26.  Subsequent Events

July 2020 Amendment

On July 31, 2020, Spirit, the Company, and Spirit NC entered into the July 2020 Amendment to the 2018 Credit Agreement. For more information, see Note 15, Debt.

Boeing Production Volumes

The Company is currently evaluating the potential impact to the B787 program based on Boeing's announcement on July 29, 2020 that production volumes on the B787 will decrease to 6 APM beginning in 2021. The Company’s preliminary assessment is that it expects to incur an incremental forward loss of approximately $25 to $35 in the third quarter of 2020. The estimated incremental forward loss is the anticipated impact of an assumed production rate of 6APM during 2021, returning to a production rate of 7APM in 2022 and beyond. Additionally, Boeing announced that the combined production rate on the 777/777X program would decrease to 2 APM beginning in 2021. The production volume decrease on the 777/777X program will impact other commercial programs across the Company, and may result in additional forward losses on other programs.

Airbus Production Volumes

The Company is currently evaluating the potential impact to the A350 program, and based on its preliminary assessment expects to incur an incremental forward loss of approximately $13 to $20 in the third quarter of 2020. The estimated incremental forward loss is a result of the management’s judgment regarding specific production rates, the timing and duration of the production rate decreases, and the Company’s actions it may take to recalibrate its cost structure in response to lower production volumes. This estimate is based upon evolving discussions with the Company’s customer after July 2, 2020 and the amount of forward loss the Company will incur in the third quarter of 2020 may be materially different than the range indicated above.

Additional Workforce Actions

On July 17, 2020, Spirit announced various employment reduction actions in light of customer production reductions. Such actions included a voluntary layoff program that was offered to union represented, non-represented, and executives employees across the Company's U.S. sites. The Company's work on defense programs is expected to continue uninterrupted.

On July 31, 2020 Spirit announced reductions of 1,100 employees on commercial programs at its Wichita, Kansas facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"). The following section may include “forward-looking statements.” Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

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

7)	the certainty of our backlog, including the ability of customers to cancel or delay orders prior to shipment;

8)	our ability to accurately estimate and manage performance, cost, margins, and revenue under our contracts, and the potential for additional forward losses on new and maturing programs;

9)	our ability and our suppliers’ ability to accommodate, and the cost of accommodating, increases in the build rates of certain aircraft;

10)	competitive conditions in the markets in which we operate, including in-sourcing by commercial aerospace original equipment manufacturers;

11)	our ability to successfully negotiate, or renegotiate, future pricing under our supply agreements with Boeing, Airbus and other customers;

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

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the section captioned “Risk Factors” in our most recent Annual Report on Form 10-K and under Part II, Item 1A. “Risk Factors” in Form 10-Q for the first quarter of 2020 and hereunder for a more complete discussion of these and other factors that may affect our business.

COVID-19

During the three months ended July 2, 2020, the COVID-19 pandemic has continued to have a significant negative impact on the aviation industry, our customers, and our business globally. In response to the pandemic, we and our customers have implemented production suspensions and our customers have adjusted production rates. Our customers may reduce or alter production rates again if circumstances require. A description of our customers’ rates are below. We expect the pandemic and its effects to continue to have a significant negative impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

In response to the COVID-19 pandemic, we have enacted our crisis management and response process as part of our enterprise risk management program to help us navigate the challenges we face due to the COVID-19 pandemic. Actions that we have taken include the following:

•	deployed global teams to monitor the situation and recommend appropriate actions;

•	implemented travel restrictions for our employees;

•	implemented social-distancing standards throughout the workplace and mandated mask use;

•	initiated consistent and ongoing cleaning of high-touch areas;

•	conducted deep cleaning and sanitization of work spaces potentially exposed to the virus;

•	established processes aligned with CDC guidelines to work with any exposed individual on the necessary quarantine period and the process to return to work; and

•	implemented working from home to minimize potential exposure to the virus.

Spirit has taken several actions to reduce costs, increase liquidity and strengthen our financial position in light of the economic impact of the COVID-19 pandemic, and the B737 MAX impact (further described below), including the following:

•	reduced pay for all U.S.-based executives by 20 percent until further notice. The company has reduced non-U.S. executive pay in accordance with local law and statutory requirements;

•	reduced 2020-2021 term non-employee director compensation by 15 percent;

•	reduced planned capital expenditures and operating expenses;

•	suspended its share repurchase program;

•	reduced quarterly dividends to one penny per share;

•	initiated multiple production worker furloughs;

•	implemented a four-day work week for its salaried workforce at its Wichita, Kansas facility until further notice;

•	reduced ~5500 employees globally;

•	amended our 2018 Credit Agreement for covenant relief;

•	issued $1.2 billion in 2025 Notes; and

•
elected to defer the payment of $15.9 million in employer payroll taxes incurred through July 2, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), of which 50% is required to be deposited by December 2021 and the remaining 50% by December 2022. In addition, as of July 2, 2020 the Company has recorded a deferral of $28.5 million of VAT payments until March 2021 under the United Kingdom deferral scheme.

If OEM production rates decline in the future or the expected pandemic recovery timeline lengthens, Spirit will evaluate further cost reduction actions, including additional workforce actions.

Our customers, including Boeing and Airbus, have significantly reduced their overall production rates as a result of the COVID-19 pandemic and, in the case of Boeing, the B737 MAX grounding, described below. A discussion of current rates is set forth below:

Boeing Production Volumes

The overall rates announced by Boeing and used by the Company in second quarter are as follows:

•	B737 MAX including P-8 to 72 shipsets for 2020

•	B787 average production volume of 10 APM in 2020, and gradually decrease to 7 APM by 2022

•	B777 average production volume will be reduced from 3.6 APM to 3 APM in 2021

The Company is currently evaluating the potential impact to the B787 program based on Boeing's announcement on July 29, 2020 that production volumes on the B787 will decrease to 6 APM beginning in 2021. The Company’s preliminary assessment is that it expects to incur an incremental forward loss of approximately $25 to $35 million in the third quarter of 2020. The estimated incremental forward loss is the anticipated impact of an assumed production rate of 6APM during 2021, returning to a production rate of 7APM in 2022 and beyond. Additionally, Boeing announced that the combined production rate on the 777/777X program would decrease to 2 APM beginning in 2021. The production volume decrease on the 777/777X program will impact other commercial programs across the Company, and may result in additional forward losses on other programs.

The Company is attempting to calibrate its cost structure to the lower production volumes and manage the impact of excess production capacity across our sites. The Company's strategy to recalibrate its cost structure is likely to lead to a consolidation of sites where excess capacity exists.

Airbus Production Volumes

The overall rates announced by Airbus and used by the Company in second quarter are as follows:

•	Single-aisle average production volume of 40 APM

•	A350 average production volume of 6 APM

•	A330 average production volume of 2 APM

The Company is currently evaluating the production schedule changes to the A350 program, and, based on its preliminary assessment, expects to incur an incremental forward loss of approximately $13 to $20 million in the third quarter of 2020. As a result of the uncertainty that exists regarding specific production rates, the timing and duration of production rate decreases, and the Company’s actions it may take to recalibrate its cost structure in response to lower production volumes, the amount of forward loss the Company will incur in the third quarter of 2020 may be materially different than the range indicated above.

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

The extent of the effects of the COVID-19 outbreak on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments, most of which are outside of our control. These include, but are not limited to:
the severity, extent and duration of the global pandemic and its impact on the aircraft industry;

•
actions taken by governments and municipalities to contain the disease or treat its impact, including travel restrictions and bans, bans on public gatherings, closures of non-essential businesses and aid and economic stimulus efforts;

•	the speed and extent of the recovery across the broader travel ecosystem, including how long the public will continue to be concerned about the pandemic and avoid aircraft travel; and

•	any economic recession resulting from the pandemic.

The pandemic may continue to expand in regions that have not yet been significantly affected by the COVID-19 outbreak or may return to regions that were previously heavily impacted by the pandemic, which could continue to affect our business. Also, existing restrictions in affected areas could be extended after the virus has been contained in order to avoid relapses, and regions that recover from the outbreak may suffer from a relapse and re-imposition of restrictions.

Our expectation is that our business operations will not improve until our customers are willing to produce aircraft at sufficient levels, which is dependent upon the public's willingness to use aircraft travel and sufficient OEM orders (without suspension) from airlines and the financial resources of airlines specifically and generally. This may not occur until well after the broader global economy begins to improve.

CARES ACT and United Kingdom Deferral Scheme

On March 27, 2020, the CARES Act was enacted in the United States. The CARES Act, among other things, provides certain changes to tax laws, which may impact the Company’s results of operations, financial position and cash flows. The Company is currently implementing certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns.

As of July 2, 2020, the Company has deferred $15.9 million of employer payroll taxes, as allowed by the CARES Act, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. In addition, as of July 2, 2020, the Company has recorded a deferral of $28.5 million of VAT payments until March 2021 under the United Kingdom deferral scheme.

The CARES Act allows net operating losses to be carried back to the previous five years, when the federal tax rate was 35%. As of July 2, 2020, the Company anticipates it will report a net operating loss when it files its fiscal year 2020 tax return.  Management will continue to monitor potential legislation as well as dynamic market conditions which may materially alter the anticipated value of this net operating loss.

As part of the U.S. government’s response to COVID-19, to support the health of the defense industrial base, the Department of Defense allocated certain funds to our prime customers to expand statements of work. Such allocation includes $80 million that was set aside for an expansion of the Company work scope in connection with the Company’s critical work on Defense programs. Defense Production Act Title III contracts support the defense industrial base and use funds authorized and appropriated under the CARES Act.

B737 Program

The B737 MAX program is a critical program to the Company. For the twelve months ended December 31, 2019, approximately 53% of our net revenues were generated from sales of components to Boeing for the B737 MAX aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Sustaining Agreement. The contract is a requirements contract and Boeing can reduce the purchase volume at any time.

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. To date, the fleet remains grounded and the recertification process is continuing. Due to the grounding and the impacts of COVID-19 on the aviation industry, the Company has experienced significant deteriorations in its B737 MAX production rates that have reduced the Company’s revenues. A summary of the production rate changes is below.

•
On April 12, 2019, Boeing and the Company executed a Memorandum of Agreement (the “2019 MOA”) providing that the Company was to maintain its delivery rate of 52 shipsets per month with respect to the B737 MAX. Previously, the Company was expecting to increase production to a rate of 57 shipsets per month;

•
On December 19, 2019, Boeing directed the Company to stop all B737 MAX deliveries to Boeing effective January 1, 2020. Accordingly, Spirit suspended all B737 MAX production beginning on January 1, 2020;

•
On February 6, 2020, Boeing and Spirit entered into a Memorandum of Agreement (the “2020 MOA”) largely superseding the 2019 MOA and providing for Spirit to deliver to Boeing 216 B737 MAX shipsets in 2020;

•	On May 4, 2020, Boeing and the Company agreed that Spirit would deliver 125 B737 MAX shipsets to Boeing in 2020; and

•	On June 19, 2020, Boeing directed Spirit to reduce its 2020 B737 production plan from 125 to 72 shipsets.

While we have taken actions to align our cost structure to the lower 2020 production rates, the benefit of such actions will be realized over time and the B737 MAX situation continues to present challenges to our liquidity. These challenges are exacerbated by the COVID-19 pandemic as other programs that mitigate the strain of the lower B737 MAX production rate are now suspended or producing at lower rates.

While recent news reports have indicated that the recertification flights for the B737 MAX have commenced, we are unable to determine definitively when Boeing will be able to secure regulatory approval for the B737 MAX. Based on Boeing’s public statements, we have assumed that regulatory approval will enable Boeing to resume delivering B737 MAX aircraft to its customers in the fourth quarter of 2020. However, the civil aviation authorities control the timeline for recertification and resumption of deliveries and actual timing may be materially different. Further, we cannot predict the effect of the COVID-19 pandemic on this timeline. In the event of delays to this timeline and corresponding changes to our production rate, we may be required to take actions with longer-term impact, such as additional changes to our production plans, employment reductions and/or the expenditure of significant resources to support our supply chain and/or Boeing.

If Boeing is unable to return the B737 MAX to service in one or more jurisdictions, begin timely deliveries to customers, or if our customers' production levels across our programs are reduced beyond current expectations due to depressed demand relating to COVID-19 or otherwise, our liquidity position may worsen absent our ability to procure additional financing and we may trigger an event of default under our 2018 Credit Agreement, and our business, financial condition, results of operations and cash flows could be materially adversely impacted.

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

The uncertainties associated with the duration of the COVID-19 pandemic increase the difficulty in estimating the potential impact of these factors. Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, July 2, 2020. Subsequent to this date, it is reasonably possible that changes to the global economic situation and to public securities markets as a consequence of the COVID-19 pandemic could alter estimates as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment.

At July 2, 2020, the net book value of long-lived assets was $2,180.7 million and the balance of intangible assets $30.1 million. During the first half of 2020, the Company determined that the economic uncertainty caused by the COVID-19 pandemic was a trigger for an impairment review of long-lived assets, including the finite-lived intangibles assets in accordance with ASC 360- Property, Plant, and Equipment. As a result of management’s review, we determined no impairment was required as of July 2, 2020.

When performing the impairment assessment, we estimated the anticipated cash flows related to specific asset groupings and compared the forecasted cash flows with the respective net book value of the asset group. To the extent that forecasted cash flows exceeded the respective group net book value, no further impairment analysis was required. As a result of this assessment, we were not required to estimate the fair values of the assets, however, if the estimated future cash flows were to significantly change in the future, we would use management’s best assumptions to assess an estimate of fair market value, which we believe would be consistent with what a market participant would use. The variability of these factors depends on a number of conditions, including uncertainty associated with COVID-19, and as a result our initial accounting assessment may change from period to period. Our current estimates reflect potential production rate reduction scenarios for our primary customers that are not permanent in nature as we assume there will be an economic recovery from the impact of COVID-19 and global passenger levels will ultimately return to pre-COVID 19 levels. If we had used other assumptions and estimates when tests of these assets were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions or if different conditions exist in future periods, future impairment charges could result. The total future impairment charges and other asset write-offs we may be required to record could be material.

Additionally as of July 2, 2020, the balance of goodwill was $78.3 million. Goodwill primarily represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the acquisition of Fiber Materials Inc. ("FMI") in the first quarter of 2020. The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. As a result of the potential impact of the COVID-19 pandemic, and in accordance with ASC 350, we performed a qualitative assessment of goodwill for impairment as of July 2, 2020. Goodwill is primarily assigned to two reporting units, our fuselage systems reporting unit which is aligned with our Fuselage Systems operating segment, and our propulsion systems reporting unit which is aligned to our Propulsion Systems operating segment. Management concluded through the assessment that it is not more likely than not that the fair value of these reporting units is less than the carrying value, and therefore, that the Company's goodwill of $78.3 as of July 2, 2020 was not impaired. As with the long-lived asset impairment, noted above, the variability of the factors used in our assessment depends on a number of conditions, including uncertainty associated with COVID-19 and B737 MAX production. Our current estimates reflect potential production rate reduction scenarios for our primary customers that are not permanent in nature as we assume there will be an economic recovery from the impact of COVID-19 and global passenger levels will ultimately return to pre-COVID 19 levels.  As discussed above, due to the inherent uncertainties of the current operating environment, we will continue to evaluate our reporting units for events or circumstances that indicate that their fair values may be lower than their carrying values, however, as of July 2, 2020, management believes that there is sufficient excess fair value for each of the reporting units such that no material amount of goodwill is at risk of failing future quantitative impairment tests.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Six Months Ended
	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
	($ in millions)		($ in millions)
Revenue	$644.6	$2,016.1	$1,721.9	$3,983.9
Cost of sales	925.1	1,723.2	2,037.6	3,381.5
Gross (loss) profit	(280.5)	292.9	(315.7)	602.4
Selling, general and administrative	49.0	56.4	126.4	120.0
Restructuring costs	6.3	—	$48.9	—
Research and development	8.3	10.5	20.6	23.4
(Gain)/loss on disposal of assets	$22.9	—	$22.9	—
Operating (loss) income	(367.0)	226.0	(534.5)	459.0
Interest expense and financing fee amortization	(48.6)	(23.7)	(80.8)	(42.5)
Other (expense) income, net	(6.4)	8.6	(55.4)	(2.4)
(Loss) income before income taxes and equity in net (loss) income of affiliate	(422.0)	210.9	(670.7)	414.1
Income tax benefit (provision)	167.6	(42.9)	254.8	(83.0)
(Loss) income before equity in net (loss) income of affiliate	(254.4)	168.0	(415.9)	331.1
Equity in net (loss) income of affiliate	(1.5)	—	(3.0)	—
Net (loss) income	$(255.9)	$168.0	$(418.9)	$331.1

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Six Months Ended
Model	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
B737	19	147	37	299
B747	1	2	3	3
B767	5	8	11	16
B777	7	16	16	29
B787	22	42	62	84
Total Boeing	54	215	129	431
A220	8	10	23	18
A320 Family	69	172	257	350
A330	5	9	13	18
A350	13	30	39	58
A380	—	—	—	1
Total Airbus	95	221	332	445
Business and Regional Jets (1)	10	13	22	26
Total	159	449	483	902

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

Net revenues by prime customer are as follows:

	Three Months Ended		Six Months Ended
Prime Customer	July 2, 2020	June 27, 2019	July 2, 2020	June 27, 2019
	($ in millions)		($ in millions)
Boeing	$370.0	$1,614.7	$1,046.1	$3,163.1
Airbus	128.0	320.1	415.1	649.9
Other	146.6	81.3	260.7	170.9
Total net revenues	$644.6	$2,016.1	$1,721.9	$3,983.9

Changes in Estimates

During the second quarter of 2020, we recognized unfavorable changes in estimates of $231.8 million, which included net forward charges of $194.1 million, and unfavorable cumulative catch-up adjustments related to periods prior to the second quarter of 2020 of $37.7 million.

We provided previous guidance which disclosed an estimated forecasted forward loss in the quarter ended July 2, 2020 on the B787 program of $70-$90 million and the A350 program of $15-$20 million based upon data available as of April 2, 2020. Throughout the quarter ended July 2, 2020, the dynamics of demand for wide body aircraft continued to evolve as a result of uncertainty regarding timing of resolution of the global pandemic. We evaluated additional schedule and production demand information received from our customers, market and analyst data including forecasted demand for wide body aircraft, and as a result, adjusted the expected results on the B787 and A350 programs to include a lower rate of production for a longer duration compared to its previous forecast. This change in estimate from the quarter ended April 2, 2020 resulted in an incremental fixed cost absorption on the B787 and A350 programs and as a result, the forward loss recognized was $102.5 million on the B787 program and $84.2 million on the A350 program for the quarter ended July 2, 2020.

During the same period in the prior year, we recognized total unfavorable changes in estimates of $10.9 million, which included favorable changes in estimates on loss programs of $2.3 million, and unfavorable cumulative catch-up adjustments related to periods prior to the second quarter of 2019 of $13.2 million.

Three Months Ended July 2, 2020 as Compared to Three Months Ended June 27, 2019

Revenue.  Revenues for the three months ended July 2, 2020 were $644.6 million, a decrease of $1,371.5 million, or 68.0%, compared to net revenues of $2,016.1 million for the same period in the prior year. Lower revenues were recorded for all segments during the second quarter of 2020 compared to the same period in the prior year. The decrease in revenues was primarily due to decreased production activity on the B737 MAX, B787, B777, A350, and A320 partially offset by increased Defense activity. Approximately 77% of Spirit’s net revenues for the second quarter of 2020 came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing decreased to 54 shipsets during the second quarter of 2020, compared to 215 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the B737 MAX, B787, and B777 programs. Total production deliveries to Airbus decreased to 95 shipsets during the second quarter of 2020, compared to 221 shipsets delivered in the same period of the prior year, primarily driven by decreased production of the A320 and A350 programs. Total production deliveries of business/regional jet wing and wing components decreased to 10 shipsets during the second quarter of 2020, compared to 13 shipsets delivered in the same period of the prior year. In total, production deliveries decreased to 159 shipsets during the second quarter of 2020, compared to 449 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit.  Gross Loss was ($280.5) million for the three months ended July 2, 2020, compared to Gross Profit of $292.9 million for the same period in the prior year. This decrease was primarily driven by decreased margins recognized on the B737 MAX and B777 programs, additional forward losses on B787 and A350 programs due to reduced production rates, excess capacity production costs of $82.8 million due to temporary production schedule changes on B737 MAX and A320 programs, and temporary workforce adjustments costs of $19.3 million due to COVID-19, net U.K. government subsidies. In the second quarter of 2020, we recognized $37.7 million of unfavorable cumulative catch-up adjustments related to periods prior to the second quarter of 2020, and $194.1 million of net forward loss charges related to the B787, B747, A350, and BR725 programs. In the second quarter of 2019, we recorded $13.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2019, and $2.3 million of favorable changes in estimate on forward loss programs.

SG&A and Research and Development.  SG&A expense was $7.4 million lower for the three months ended July 2, 2020, compared to the same period in the prior year related to reduction in incentive pay, reduced headcount, and legal fees. Research and development expense was $2.2 million lower for the three months ended July 2, 2020, compared to the same period in the prior year.

Restructuring Costs. Restructuring costs was $6.3 million higher for the three months ended July 2, 2020, compared to the same period in the prior year for cost-alignment and headcount reductions.

Operating (Loss) Income.  Operating loss for the three months ended July 2, 2020 was ($367.0) million, a decrease of $593 million, compared to operating income of $226.0 million for the same period in the prior year. The decrease was primarily driven by the production schedule changes on B737 MAX, B787, B777, A350 and A320 programs. Spirit recognized lower margin driven by significantly less deliveries, excess capacity production costs of $82.8 million, and temporary workforce adjustment costs of $19.3 million due to COVID-19 net U.K. government subsidies. Spirit also recognized restructuring expenses of $6.3 million for cost-alignment and headcount reductions and $22.9 million loss from disposition of assets. Further, Spirit recognized a non-cash expense of $14.6 million resulting from the Company's Voluntary Retirement Program (the "VRP"). In addition to the expenses described above, Spirit recognized forward loss charges of $194.1 million in the second quarter of 2020 related to the B787, B747, A350, and BR725 programs.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended July 2, 2020 includes $41.1 million of interest and fees paid or accrued in connection with long-term debt and $3.4 million in amortization of deferred financing costs and original issue discount, compared to $21.1 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount for the same period in the prior year.

Other (Expense) Income, net. Other expense, net for the three months ended July 2, 2020 was ($6.4) million, compared to $8.6 million for the same period in the prior year. Other expense, net during the second quarter of 2020 was primarily driven by expenses related to the VRP.

Provision for Income Taxes. On March 27, 2020, President Trump signed into U.S. federal law the CARES Act which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. The anticipated impacts of the CARES Act have been incorporated into our results and are reflected in the effective tax rate outlined below.
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
For the three months ending April 2, 2020, the amount of income tax benefit that would have been recognized under the expected annual effective tax rate would have exceeded the tax benefit we expected to realize for the full year. Due to this, the loss was limited by the year to date tax benefit that would have been recognized if the year to date loss were the full year anticipated loss (“Loss Limitation Rule”). Due to changes in our forecasted tax expense for the full year, we are no longer required to recognize tax benefit under the Loss Limitation Rule for the quarter ended July 2, 2020 or for the remainder of 2020.
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

The income tax provision for the three months ended July 2, 2020 includes ($157.4) million for federal taxes, ($6.7) million for state taxes and ($3.5) million for foreign taxes. The income tax provision for the three months ended June 27, 2019 includes $39.1 million for federal taxes, ($1.0) million for state taxes and $4.7 million for foreign taxes. The effective tax rate for the three months ended July 2, 2020 was 39.7% as compared to 20.3% for the same period in 2019. As we are reporting a pre-tax loss for the three months ended July 2, 2020, increases to tax expense result in a decrease to our effective tax rate and decreases to tax expense result in an increase to our effective tax rate. The increase to our effective tax rate is primarily due to the benefits generated related to the carryback of our 2020 estimated income tax loss as permitted by the CARES Act, the re-measurement of deferred taxes under the CARES Act, increases in the benefit from foreign rate differences, as well as a reduction in GILTI tax. Additionally, there was an increase in our effective tax rate related to a reduction in our state credits in the current period due to the recognition in the first quarter of 2020 of the forecasted full year amount of state tax credits under the Loss Limitation Rule as compared to the same period in 2019.

The increase from the U.S. statutory tax rate (resulting in incremental tax benefit) is attributable primarily to the impact of the resulting permanent benefit related to the carryback of our 2020 estimated tax loss, the re-measurement of deferred taxes under the CARES Act, reductions in the GILTI tax, and foreign tax rates lower than the U.S. rate. This was offset by a reduction in state tax credits which contributed to an increase in the statutory rate.

The United Kingdom Finance Act 2020 was passed by the House of Commons on July 2, 2020 and received Royal Assent on July 22, 2020.  As a result of the enactment of this tax law change we anticipate a re-measurement related to our deferred tax liabilities in the third quarter of 2020 resulting in less than $1 million of income tax expense.

Segments.  The following table shows segment revenues and operating income for the three months ended July 2, 2020 and June 27, 2019:

	Three Months Ended
	July 2, 2020	June 27, 2019
	($ in millions)
Segment Revenues
Fuselage Systems	$327.1	$1,096.8
Propulsion Systems	169.6	518.9
Wing Systems	122.5	398.5
All Other	25.4	1.9
	$644.6	$2,016.1
Segment Operating (Loss) Income
Fuselage Systems	$(251.5)	$135.8
Propulsion Systems	(17.3)	97.7
Wing Systems	(42.5)	57.4
All Other	8.0	—
	(303.3)	290.9
SG&A	(49.0)	(56.4)
Research and development	(8.3)	(10.5)
Unallocated cost of sales (1)	(6.4)	2.0
Total operating (loss) income	$(367.0)	$226.0

(1) Includes $1.6 million warranty expense and $3.0 million warranty income for the three months ended July 2, 2020 and June 27, 2019, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems, and All Other represented approximately 51%, 26%, 19% and 4%, respectively, of our net revenues for the three months ended July 2, 2020.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended July 2, 2020 were $327.1 million, a decrease of $769.7 million, or 70%, compared to the same period in the prior year. The decrease in revenue was primarily due to lower production volumes on B737 MAX, B787, B777, and A350 programs partially offset by increased Defense activity. Fuselage Systems segment operating margins were (77%) for the three months ended July 2, 2020, compared to 12% for the same period in the prior year, primarily due to lower margins recognized on the B737 MAX program due to significantly less deliveries, forward losses on B787 and A350 programs, excess capacity production costs of $50.6 million, temporary workforce reductions of $11.2 million due to COVID-19, restructuring costs of $2.4 million for cost alignment and headcount reductions, and $22.5 million loss on the disposition of assets. In the second quarter of 2020, the segment recorded unfavorable cumulative catch-up adjustments of $31.1 million and net forward loss charges of $155.1 million. In comparison, during the second quarter of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $8.3 million and favorable changes in estimates on loss programs of $1.3 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended July 2, 2020 were $169.6 million, a decrease of $349.3 million, or 67%, compared to the same period in the prior year. The decrease was primarily due to lower production volumes on B737 MAX, B777, and B787 programs. Propulsion Systems segment operating margins were (10%) for the three months ended July 2, 2020, compared to 19% for the same period in the prior year. This decrease was primarily driven by lower margin on the B737 MAX program due to significantly, less deliveries on B777 program, forward loss on B787 program, excess capacity production costs of $17.5 million, and temporary workforce reductions of $4.0 million due to COVID-19, and restructuring costs of $1.6 million for cost alignment and headcount reductions. The segment recorded unfavorable cumulative catch-up adjustments of $5.1 million and net forward loss charges of $16.2 million for the three months ended July 2, 2020. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $6.6 million and favorable changes in estimates on loss programs of $0.4 million.

Wing Systems.  Wing Systems segment net revenues for the three months ended July 2, 2020 were $122.5 million, a decrease of $276 million, or 69%, compared to the same period in the prior year. The decrease was primarily due to lower production volumes on B737 MAX, B777, B787, A320, and A350 programs. Wing Systems segment operating margins were (35%) for the three months ended July 2, 2020, compared to 14% for the same period in the prior year, primarily due to lower margins recognized on the B737 MAX and A350 program due to significantly less deliveries, forward loss on B787 program, excess capacity cost of $14.7 million, temporary workforce reductions of $4.1 million due to COVID-19 net of U.K. government subsidies, restructuring costs of $2.3 million for cost alignment and headcount reductions, and $0.4 million loss on the disposition of assets. In the second quarter of 2020, the segment recorded unfavorable cumulative catch-up adjustments of $1.6 million and net forward loss charges of $22.8 million. In comparison, during the second quarter of 2019, the segment recorded favorable cumulative catch-up adjustments of $1.7 million and $0.6 million of favorable changes in estimates on loss programs.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services and natural gas revenues from the KIESC. In the three months ended July 2, 2020, All Other segment net revenues were $25.4 million, an increase of $23.5 million compared to the same period in the prior year, primarily due to non-recurring revenue.

Six Months Ended July 2, 2020 as Compared to Six Months Ended June 27, 2019

Revenue.  Revenues for the six months ended July 2, 2020 were $1,721.9 million, a decrease of $2,262 million, or 56.8%, compared to net revenues of $3,983.9 million for the same period in the prior year. The decrease in revenues was primarily due to decreased production activity on the B737 MAX, B777, B787, A350 and A320, lower revenue recognized on A350 program due to contractual terms agreement partially offset by increased Defense activity. Approximately 84.9% of Spirit’s net revenues for the period came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing decreased to 129 shipsets during the first half of 2020, compared to 431 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the B737 MAX, B777, and B787 programs. Total production deliveries to Airbus decreased to 332 shipsets during the first half of 2020, compared to 445 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the A320 and A350 programs, partially offset by increased A220 deliveries. Total production deliveries of business/regional jet wing and wing components decreased to 22 shipsets during the first half of 2020, compared to 26 shipsets delivered in the same period of the prior year. In total, production deliveries decreased to 483 shipsets during the first half of 2020, compared to 902 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit.  Gross Loss was ($315.7) million for the six months ended July 2, 2020, compared to Gross Profit of $602.4 million for the same period in the prior year. This decrease was primarily driven by decreased margins recognized on the B737 MAX, B777, A320, and A350 programs, forward loss charges on B787 and A350 programs due to reduced production rates, excess capacity production costs of $156.2 million, and temporary workforce adjustment costs of $44.7 million due to COVID-19, net of U.K. government subsidies. In the first half of 2020, we recognized $33.5 million of unfavorable cumulative catch-up adjustments related to periods prior to the first half of 2020, and $213.8 million of net forward loss charges related to B787, B747, A350 and BR725 programs. In the first half of 2019, we recorded $7.1 million of unfavorable cumulative catch-up adjustments related to periods prior to the first half of 2019, and $7.0 million of favorable changes in estimate on forward loss programs.

SG&A and Research and Development.  SG&A expense was $6.4 million higher for the six months ended July 2, 2020, compared to the same period in the prior year related to anticipated expense related to the purchase of Asco. Research and development expense was $2.8 million lower for the six months ended July 2, 2020, compared to the same period in the prior year.

Restructuring Costs. Restructuring costs was $ $48.9 million higher for the six months ended July 2, 2020 compared to the same period in the prior year for cost-alignment and headcount reductions.

Operating (Loss) Income.  Operating loss for the six months ended July 2, 2020 was ($534.5) million, a decrease of $993.5 million, compared to operating income of $459.0 million for the same period in the prior year. The decrease was primarily driven by decreased margins on B737 MAX, B777, B787, A350 and A320 programs, excess capacity production costs of $156.2 million, and temporary workforce adjustment costs of $44.7 million due to COVID-19, net of U.K. government subsidies. Spirit also recognized restructuring expenses of $48.9 million for cost-alignment and headcount reductions, and $22.9 million from disposition of assets. Further, Spirit recognized a non-cash expense of $83.8 million resulting from the VRP. In addition to the expenses described above, Spirit recognized net forward loss charges of $213.8 million in the first half of 2020 related to B787, B747, A350 and BR725 programs.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the six months ended July 2, 2020 includes $67.8 million of interest and fees paid or accrued in connection with long-term debt and $5.4 million in amortization of deferred financing costs and original issue discount, compared to $37.5 million of interest and fees paid or accrued in connection with long-term debt and $1.8 million in amortization of deferred financing costs and original issue discount for the same period in the prior year.

Other (Expense) Income, net. Other expense, net for the six months ended July 2, 2020 was ($55.4) million, compared to a loss of ($2.4) million for the same period in the prior year. Other expense, net during the first half of 2020 was primarily driven by VRP.

Provision for Income Taxes. On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. The anticipated impacts of the CARES Act have been incorporated into our results and are reflected in the effective tax rate outlined below.

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

The income tax provision for the six months ended July 2, 2020 includes ($204.4) million for federal taxes, ($50.6) million for state taxes and $0.2 million for foreign taxes. The income tax provision for the six months ended June 27, 2019 includes $73.1 million for federal taxes, ($0.1) million for state taxes and $9.9 million for foreign taxes. The effective tax rate for the six months ended July 2, 2020 was 38.0% as compared to 20.0% for the same period in 2019. As we are reporting a pre-tax loss for the six months ended July 2, 2020, increases to tax expense result in a decrease to our effective tax rate and decreases to tax expense result in an increase to our effective tax rate. The increase to our effective tax rate is primarily due to the benefits generated related to the carryback of our 2020 estimated income tax loss as permitted by the CARES Act, the re-measurement of deferred taxes under the CARES Act, increases in state tax credits, and increases in the benefit from foreign rate differences.

The increase from the U.S. statutory tax rate (resulting in incremental tax benefit) is attributable primarily to the impact of the resulting permanent benefit related to the carryback of our 2020 estimated tax loss, the re-measurement of deferred taxes under the CARES Act, state income tax credits and foreign tax rates lower than the U.S. rate offset by non-deductible expenses.

Segments.  The following table shows segment revenues and operating income for the six months ended July 2, 2020 and June 27, 2019:

	Six Months Ended
	July 2, 2020	June 27, 2019
	($ in millions)
Segment Revenues
Fuselage Systems	$878.6	$2,166.4
Propulsion Systems	394.8	1,004.6
Wing Systems	413.9	806.4
All Other	34.6	6.5
	$1,721.9	$3,983.9
Segment Operating (Loss) Income
Fuselage Systems	$(337.9)	$274.7
Propulsion Systems	(22.6)	193.2
Wing Systems	(28.9)	123.2
All Other	9.8	1.2
	(379.6)	592.3
SG&A	(126.4)	(120.0)
Research and development	(20.6)	(23.4)
Unallocated cost of sales (1)	(7.9)	10.1
Total operating (loss) income	$(534.5)	$459.0

(1) Includes $2.9 million warranty expense and $10.9 million reversal of warranty expense for the six months ended July 2, 2020 and June 27, 2019, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems, and All Other represented approximately 51.0%, 23.0%, 24.0% and 2.0%, respectively, of our net revenues for the six months ended July 2, 2020.

Fuselage Systems.  Fuselage Systems segment net revenues for the six months ended July 2, 2020 were $878.6 million, a decrease of $1,287.8 million, or 59.4%, compared to the same period in the prior year. The decrease in revenue was primarily due to lower production volumes on B737 MAX, B777, B787 and A350 programs partially offset by increased activity on aftermarket and defense related activities. Fuselage Systems segment operating margins were (38%) for the six months ended July 2, 2020, compared to 13% for the same period in the prior year, primarily due to lower margins recognized on the B737 MAX program due to significantly less deliveries, less deliveries on B777 program, forward losses on B787 and A350 programs, excess capacity production costs of $101.8 million, temporary workforce reductions of $26.5 million due to COVID-19, restructuring costs of $32.5 million for cost alignment and headcount reductions, and $22.5 million loss from disposition of assets. In the first half of 2020, the segment recorded unfavorable cumulative catch-up adjustments of $24.6 million and net forward loss charges of $168.3 million. In comparison, during the same period of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $5.3 million and favorable changes in estimates on loss programs of $5 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the six months ended July 2, 2020 were $394.8 million, a decrease of $609.8 million, or 60.7%, compared to the same period in the prior year. The decrease was primarily due to lower production volumes on B737 MAX, B777, and B787 programs. Propulsion Systems segment operating margins were (6%) for the six months ended July 2, 2020, compared to 19% for the same period in the prior year. This decrease was primarily driven by lower margins recognized on the B737 MAX program due to significantly less deliveries, less deliveries on B777 program, forward loss on B787 program, excess capacity costs of $33.3 million, temporary workforce reductions of $10.2 million due to COVID-19, restructuring costs of $10.4 million for cost alignment and headcount reductions. The segment recorded unfavorable cumulative catch-up adjustments of $5.6 million and net forward loss charges of $19.3 million for the six months ended July 2, 2020. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $3.5 million and favorable changes in estimates on loss programs of $0.9 million.

Wing Systems.  Wing Systems segment net revenues for the six months ended July 2, 2020 were $413.9 million, a decrease of $392.5 million, or 48.7%, compared to the same period in the prior year. The decrease was primarily due to lower production volumes on B737 MAX, B777, B787, A320 and A350 programs. Wing Systems segment operating margins were (7%) for the six months ended July 2, 2020, compared to 15% for the same period in the prior year, primarily due to lower margins recognized on the B737 MAX and A320 program due to significantly less deliveries, forward losses on B787 and A350 programs, excess capacity costs of $21.1 million, temporary workforce reductions of $8.0 million due to COVID-19 net of U.K. government subsidies, restructuring costs of $6.0 million for cost alignment and headcount reductions, and $0.4 million loss from the disposition of assets. In the first half of 2020, the segment recorded unfavorable cumulative catch-up adjustments of $3.3 million and net forward loss charges of $26.2 million. In comparison, during the first quarter of 2019, the segment recorded favorable cumulative catch-up adjustments of $1.7 million and $1.1 million of favorable changes in estimates on loss programs.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services and natural gas revenues from the Kansas Industrial Energy Supply Company ("KIESC"), a tenancy in common with other Wichita companies established to purchase natural gas where we are a major participant. In the six months ended July 2, 2020, All Other segment net revenues were $34.6 million, an increase of $28.1 million compared to the same period in the prior year, primarily due to non-recurring programs.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows from continuing operations. Our operating cash flows from continuing operations have been adversely impacted by the B737 MAX grounding (and related production rate changes) and the COVID-19 pandemic and we expect that adverse impact to continue for the remainder of 2020 and beyond. For purposes of assessing our liquidity needs in this section, we have assumed that Boeing would not further reduce the B737 MAX production rate (which naturally depends on the timely recertification of the B737 MAX and timely return to service and that other customers generally would not further reduce their production rates.

We expend significant capital as we undertake new programs, meet increased production rates on certain mature and maturing programs, and develop new technologies for the next generation of aircraft, which may not be funded by our customers. As part of our cost-reduction actions, we have reduced our capital expenditures. In addition, other significant factors that affect our overall management of liquidity include: debt service, redemptions of debt, the ability to attract long-term capital at satisfactory terms, research and development, capital expenditures, and merger and acquisition activities, such as the Asco and Bombardier aerostructures acquisitions. Historically, share repurchases and dividend payments have also been factors affecting our liquidity. Our share repurchase program is paused and we reduced our quarterly dividend to one penny per share.

In the three months ended July 2, 2020, we issued the 2025 Notes with a principal amount of $1.2 billion and, as of July 2, 2020, our debt balance is $3,403.4 million.

As of July 2, 2020, we had $1,947.1 million of cash and cash equivalents on the balance sheet, which reflects an increase of $113.5 million from the cash and cash equivalents balance of $1,833.6 million as of April 2, 2020.

We believe our cash on hand, cash flows generated from operations and availability under our 2018 Revolver, coupled with our ability to vary our cost structure quickly, will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including M&A activities, capital expenditures, debt service, and working capital, although we could experience significant fluctuations in our cash flows from period to period during the crisis. Our ability to dray or use funds drawn under the 2018 Revolver is limited due to the liquidity covenant in the 2018 Credit Agreement, which requires us to maintain at least $750 million of liquidity through the ninth fiscal month of 2022, and is limited based on our ability to comply with other applicable covenants in our 2018 Credit Agreement. As of July 2, 2020, we were in compliance with all applicable covenants under our 2018 Credit Agreement, as amended.

The COVID-19 pandemic has created significant uncertainty in our industry. Aviation demand has deteriorated due to the pandemic and responsive government preventative measures. Our customers have reduced their production rates, which negatively impacts results of operations and cash flows. We are unable to predict the outcome of the pandemic and the resulting impact on the aviation industry and, accordingly, cannot predict the outcome on our operations. The Company has taken a number of actions to assist with managing the impacts of the COVID-19 pandemic, including those described earlier in this section.

Apart from the COVID-19 pandemic, the B737 MAX grounding creates significant liquidity challenges for the Company. For the twelve months ended December 31, 2019, approximately 53% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. Spirit’s production plan for the B737 MAX in 2020, at 72 total shipsets to be delivered to Boeing, is significantly less than its production rate of 606 shipsets in 2019. Further, the COVID-19 pandemic may delay the recertification timeline for the B737 MAX and/or cause Boeing to further lower the current production rate. While Spirit has taken significant actions to curb costs and preserve liquidity, the B737 MAX grounding combined with the COVID-19 pandemic significantly challenges Spirit’s liquidity.

If Boeing is unable to return the B737 MAX to service in one or more jurisdictions, begin timely deliveries to customers, if production levels by Boeing or Airbus are reduced beyond current expectations due to depressed demand relating to the COVID-19 pandemic or otherwise, or if Spirit has difficulties in managing its cost structure to take into account changes in production schedules, Spirit’s liquidity position may worsen absent Spirit’s ability to procure additional financing, Spirit may trigger an event of default or acceleration of indebtedness under its 2018 Credit Agreement (which may cause other debt to cross-accelerate or default), and Spirit’s business, financial condition, results of operations and cash flows could be materially adversely impacted. The need to fund the Asco Acquisition and the Bombardier Acquisition and related expenses could also adversely affect our liquidity.

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

The July 2020 Amendment added an event of default that would occur if we have not repaid or refinanced the Floating Rate Notes at least 91 days prior to their maturity on June 15, 2021 and amounts remain outstanding under the 2018 Term Loan or 2018 DDTL at such time. It may be difficult to obtain new debt financing to refinance the Floating Rate Notes in the public markets, and we might not be able to refinance the Floating Rate Notes on favorable terms, if at all. A refinancing of the 2018 Term Loan and the 2018 DDTL or the Floating Rate Notes could require us to comply with more onerous covenants and further restrict our business operations. If we are unable to refinance the 2018 Term Loan and 2018 DDTL or the Floating Rate Notes on terms satisfactory to us before March 16, 2021, there is no guarantee that we will be able to reach an agreement with our lenders under the 2018 Credit Agreement in relation to a potential event of default. The occurrence of an event of default under our 2018 Credit Agreement, if not cured or waived, could result in the acceleration of our outstanding indebtedness under the 2018 Credit Agreement, and could result in an event of default under other indebtedness we have outstanding as a result of cross-acceleration or cross-default provisions, which could have a material adverse impact on our business, liquidity position and financial position.

The Company has two agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to third party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and they continue to allow Spirit to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing or Airbus due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues due to the failure of such arrangements, which could have an adverse impact upon our operating results, financial condition and cash flows.

With respect to the Asco Acquisition and Bombardier Acquisition, to the extent the Company does not have sufficient cash to pay the purchase price and is unable to obtain debt or equity financing or negotiate other arrangements, assuming all closing conditions are met, the Company will still be contractually obligated to close the acquisitions as there is no financing contingency in either acquisition. In addition, there may be unforeseen expenses in connection with the integration of the Asco’s and Bombardier’s businesses, and the costs of generating synergies from the acquisitions of the Asco and Bombardier businesses may be higher than expected.

Cash Flows

The following table provides a summary of our cash flows for the six months ended July 2, 2020 and June 27, 2019:

	For the Six Months Ended
	July 2, 2020	June 27, 2019
	($ in millions)
Net cash (used in) provided by operating activities	$(559.7)	$471.7
Net cash used in investing activities	(166.4)	(77.8)
Net cash provided by financing activities	333.5	131.6
Effect of exchange rate change on cash and cash equivalents	(7.7)	(1.5)
Net (decrease) increase in cash, cash equivalents and restricted cash for the period	(400.3)	524.0
Cash, cash equivalents, and restricted cash beginning of period	2,367.2	794.1
Cash, cash equivalents, and restricted cash, end of period	$1,966.9	$1,318.1

Six Months Ended July 2, 2020 as Compared to Six Months Ended June 27, 2019

Operating Activities. For the six months ended July 2, 2020, we had a net cash outflow of $559.7 million from operating activities, an increase in outflow of $1,031.4 million compared to a net cash inflow of $471.7 million for the same period in the prior year. The increase in net cash outflow is primarily driven by negative impacts of working capital requirements driven by supplier payments made and reduction of cash inflow from operating activities following the rate reduction due to B737 MAX grounding and COVID-19 pandemic. This was offset by the cash payments of $215 million received from Boeing as part of the 2020 MOA.

Investing Activities. For the six months ended July 2, 2020, we had a net cash outflow of $166.4 million for investing activities, an increase in outflow of $88.6 million compared to a net cash outflow of $77.8 million for the same period in the prior year. The increase in cash outflow is primarily due to the FMI acquisition.

Financing Activities. For the six months ended July 2, 2020, we had a net cash inflow of $333.5 million for financing activities, an increase in inflow of $201.9 million, compared to a net cash inflow of $131.6 million for the same period in the prior year primarily driven by the proceeds from the 2025 Bond issuance in second quarter 2020, partially offset by the payment of the 2018 Revolver. During the six months ended July 2, 2020, there were no repurchases of Common Stock, compared to 796,409 shares repurchased for $75 million during the same period in the prior year. Additionally, during the six months ended July 2, 2020, we paid a dividend of $13.4 million to our stockholders of record, compared to a dividend of $25.4 million paid in the same period in the prior year.

Pension and Other Post-Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at July 2, 2020, and we anticipate non-cash pension income for 2020 to remain at or near the same level as 2019. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16, Pension and Other Post-Retirement Benefits, for more information on the Company’s pension plans.

Interest Rate Swaps

 On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swap has a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%. The swap expired in March 2020.

Cash Flow Hedges

During the third quarter of 2019 the Company entered into two interest rate swap agreements with a combined notional value of $450.0 million. These derivatives have been designated as cash flow hedges by the Company. The fair value of these hedges was a liability of $13.7 million as of July 2, 2020, $6.5 of which is recorded in the other current liabilities line item on the condensed consolidated balance sheet. The remaining $7.2 is recorded in the other non-current liabilities line item on the condensed consolidated balance sheet.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") and recorded in earnings in the period in which the hedged transaction occurs. The loss recognized in AOCI was $1.3 million and $14.2 million for the three and six months ended July 2, 2020. For the three and six months ended July 2, 2020, a loss of $1.3 million and $1.4 million was reclassified from AOCI to earnings. Within the next 12 months, the Company expects to recognize a loss of $6.5 million in earnings related to these hedged contracts. As of July 2, 2020, the maximum term of hedged forecasted transactions was 2.8 years.

Debt and Other Financing Arrangements

As of July 2, 2020, the outstanding balance of the term loans under the 2018 Credit Agreement was $428.3 million and the carrying value was $426.7 million.

The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $299.4 million, $298.6 million, and $694.3 million as of July 2, 2020, respectively.

The carrying value of the 2025 Notes and 2026 Notes was $1,183.3 and $298.0 million as of July 2, 2020, respectively.

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

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of July 2, 2020, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $212 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2020 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As disclosed in our Form 10-K for the fiscal year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting as of December 31, 2019. Our management developed a plan to remediate the material weakness and has implemented and is continuing to implement additional processes and controls and testing the operating effectiveness of such additional processes and controls. Except with respect to our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended July 2, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2019 Form 10-K is included in Note 20, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2019 Form 10-K, as updated by our Form 10-Q for the first quarter of 2020 and herein, which could materially affect our business, financial condition, or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2019 Form 10-K, as updated by our Form 10-Q for the first quarter of 2020, except for as follows:

The COVID-19 pandemic has had and is expected to continue to have a material negative impact on our industry and business.

In response to the COVID-19 pandemic, many governments around the world have implemented and continuing to enforce a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, bans on public gatherings, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders, and closures of businesses. In addition to governmental measures, many companies are adopting similar restrictions to protect their employees from potential exposure. These actions have forced our customers, including Boeing and Airbus, to reduce production rates. Further, such measures and the public’s desire to avoid catching COVID-19 have heavily impacted the use of aircraft transportation and caused global aviation demand to collapse, resulting in a significant negative impact on our industry, customers, suppliers, partners, workforce and operations.

Since we largely support commercial aerostructures customers, our financial results and prospects are almost entirely dependent on global aviation demand and the resulting rates of production our customers demand from us. Our customers have decreased production rates across multiple programs and may experience pressure to further adjust production rates or again suspend production in the future.

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

•	the impact on the Company’s vendors and outsourced business processes and their process and controls documentation;

•	potential failure or reduced capacity of third parties on which the Company relies, including suppliers, lenders, and other business partners, to meet the Company’s obligations and needs;

•	the impact on our contracts with our customers and suppliers, including force majeure provisions;

•	the impacts on the financial markets and the availability and cost of credit to the Company;

•	our customers’ ability to pay for our products and services;

•
our ability to withstand and recover from any cyberattacks or operation interruptions as a result of a remote working environment, and potential reputational impacts or loss of customer contracts as a result of such cyberattacks and interruptions; and

•	the impact on demand for the Company's products, and the public’s demand and ability to pay for future airline travel, whether or not vaccines or effective treatments for COVID-19 become available.

A number of these items have occurred to certain degrees and any or all of these items may occur in the future, which individually or in the aggregate may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect that the COVID-19 pandemic will have a significant negative impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

The extent of the effects of the COVID-19 outbreak on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, most of which are outside of our control. These include, but are not limited to:

•	the severity, extent, and duration of the pandemic and its impact on the aircraft industry;

•
actions taken by governments and municipalities to contain the disease or treat its impact, including travel restrictions and bans, bans on public gatherings, closures of non-essential businesses and aid and economic stimulus efforts;

•	the speed and extent of the recovery across the industry, including how long the public will continue to be concerned about the pandemic and avoid aircraft travel; and

•	any economic recession resulting from the pandemic.

The pandemic may continue to expand in regions that have not yet been significantly affected by the COVID-19 outbreak or may return to regions that were previously heavily impacted by the pandemic, which could continue to affect our business. Also, existing restrictions in affected areas could be extended after the virus has been contained in order to avoid relapses, and regions that recover from the outbreak may suffer from a relapse and re-imposition of restrictions.

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

The COVID-19 pandemic along with the B737 MAX grounding presents significant challenges to our liquidity. The COVID-19 pandemic presents the potential for impairment charges and increased bad debt expense provisions or credit losses, which could negatively impact the Company’s results. Further, our factoring arrangements may expose us to additional risks in light of the pandemic.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the COVID-19 pandemic’s effects on our customers and their production rates, the return to service of the B737 MAX and expected production rates, the condition of global financial markets, the availability of sufficient amounts of financing, our operating performance and our credit ratings. Although we had $1.9 billion of cash and cash equivalents and $800 million of availability under the 2018 Revolver at July 2, 2020, our ability to draw or use funds drawn under the 2018 Revolver is limited due to the liquidity covenant in the 2018 Credit Agreement, which requires us to maintain at least $750 million of liquidity through the ninth fiscal month of 2022, and is limited based on our ability to comply with other applicable covenants in our 2018 Credit Agreement.

As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings.

As of December 31, 2019, Spirit’s corporate credit ratings were Baa3 by Moody’s, and BBB- by S&P Global Ratings. On January 13, 2020, Moody’s downgraded Spirit’s credit rating from Baa3 to Ba2. On January 31, 2020, S&P downgraded Spirit’s credit rating from BBB- to BB. On April 14, 2020, Moody’s further downgraded Spirit’s credit rating from Ba2 to Ba3, and on April 14, 2020, S&P downgraded Spirit’s credit rating from BB to BB-. On June 25, 2020, S&P downgraded Spirit’s credit rating to B+. On July 21, 2020, Moody’s downgraded Spirit’s credit rating to B2 with a negative outlook. On August 3, 2020, S&P downgraded Spirit's credit rating to B with a stable outlook. The ratings reflect the agencies’ assessment of our ability to pay interest and principal on our debt securities and credit agreements. A rating is not a recommendation to purchase, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be considered independently of all other ratings.

If our credit ratings were to be still further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing will be further negatively impacted. Lower ratings would typically result in higher interest costs of debt securities when they are sold and could make it more difficult to issue future debt securities. In addition, a downgrade in our credit ratings could result in an increase in borrowing costs under our 2018 Credit Agreement. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. Suppliers may seek credit support or other assurances that could affect our costs of doing business or liquidity. Any downgrade in our credit ratings could thus have a material adverse effect on our business or financial condition.

As a result of the deterioration of our business due to the COVID-19 outbreak, we are currently evaluating goodwill, long-term investments and long-lived assets for possible impairment. Based on our analysis, as of July 2, 2020, no impairment charge related to any long-term investments and/or long-lived assets will be recorded. We currently believe that no impairment to our goodwill (all of which relates to our acquisition of FMI in January of 2020) is necessary as FMI’s business and production volumes are substantially insulated from the commercial aerospace industry. In addition, given the volatility in global markets, we are evaluating whether we would expect any incremental bad debt expenses or credit losses. Any material increase in our provisions for bad debt would have a corresponding effect on our results of operations and related cash flows.

The Company has two agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to third party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and they continue to allow Spirit to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing or Airbus due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues due to the failure of such arrangements, which could have an adverse impact upon our operating results, financial condition and cash flows.

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

In July 2020, the Company received additional covenant relief under the 2018 Credit Agreement, which was needed due to the further reduced B737 MAX production plan. If Boeing is unable to return the B737 MAX to service in one or more jurisdictions, begin timely deliveries to customers, or if production levels across our programs are reduced beyond current expectations due to depressed demand relating to COVID-19 or otherwise, our liquidity position may worsen absent our ability to procure additional financing and we may trigger an event of default under our 2018 Credit Agreement, and our business, financial condition, results of operations, and cash flows could be materially adversely impacted.

While recent news reports have indicated that the certification flights for the B737 MAX have commenced, we are unable to determine definitively when Boeing will be able to secure regulatory approval for the B737 MAX. Based on Boeing’s public statements, we have assumed that regulatory approval will enable Boeing to resume delivering B737 MAX aircraft to its customers in the fourth quarter of 2020. However, the civil aviation authorities control the timeline for recertification and resumption of deliveries and actual timing may be materially different. Further, we cannot predict the effect of the COVID-19 pandemic on this timeline. In the event of delays to this timeline and corresponding changes to our production rate, we may be required to take actions with longer-term impact, such as additional changes to our production plans, employment reductions and/or the expenditure of significant resources to support our supply chain and/or Boeing. In addition, a delay to that timeline and corresponding changes to our production rate may cause us to default under our credit agreement.

Our business depends on our ability to maintain a healthy supply chain and timely deliver products that meet or exceed stringent quality standards, which are negatively impacted by the COVID-19 pandemic. Fluctuating production rates may require the Company to exercise order terminations under its contract and Spirit may incur fees for such terminations.

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

In order for us to keep the supply chain healthy, we must minimize disruption and production changes. Our suppliers are experiencing substantial disruption due to the B737 MAX grounding and the impacts of COVID-19 and the production rate changes resulting from both events.. Due to cost pressures, revenue deterioration, many suppliers are distressed and some of our suppliers have filed or may file for restructuring relief. Our 2018 Credit Agreement generally restricts the amount of funds we can invest in suppliers to assist with difficulties. If these suppliers cannot timely deliver components to us at the cost and rates necessary to achieve our targets and we are not able to secure timely and adequate replacement parts, we may be unable to meet delivery schedules and/or the financial performance of our programs would suffer. If any of such suppliers supply critical parts to us, we may breach our obligations to our customers and, as a result, or customers may terminate such agreements. If the agreements are significant to us, our business, financial condition, results of operations and cash flows could be materially adversely impacted.

The 2018 Credit Agreement contains an event of default that would be triggered if the Floating Rate Notes are not repaid or refinanced at least 91 days prior to their maturity and amounts remain outstanding under the 2018 Term Loan or 2018 DDTL at such time, which event of default could result in acceleration of our outstanding indebtedness and have a material adverse impact on our business, liquidity position and financial position.

The July 2020 Amendment added an event of default that would occur if we have not repaid or refinanced the Floating Rate Notes at least 91 days prior to their maturity on June 15, 2021 and amounts remain outstanding under the 2018 Term Loan or 2018 DDTL at such time. It may be difficult to obtain new debt financing to refinance the Floating Rate Notes in the public markets, and we might not be able to refinance the Floating Rate Notes on favorable terms, if at all. A refinancing of the 2018 Term Loan and the 2018 DDTL or the Floating Rate Notes could require us to comply with more onerous covenants and further restrict our business operations. If we are unable to refinance the 2018 Term Loan and 2018 DDTL or the Floating Rate Notes on terms satisfactory to us before March 16, 2021, there is no guarantee that we will be able to reach an agreement with our lenders under the 2018 Credit Agreement in relation to a potential event of default. The occurrence of an event of default under our 2018 Credit Agreement, if not cured or waived, could result in the acceleration of our outstanding indebtedness under the 2018 Credit Agreement, and could result in an event of default under other indebtedness we have outstanding as a result of cross-acceleration or cross-default provisions, which could have a material adverse impact on our business, liquidity position and financial position.

Our backlog is subject to change due to the COVID-19 pandemic, the B737 MAX grounding, and related cancellations.

From time to time, we disclose our expected backlog associated with large commercial aircraft, business and regional jets, and military equipment deliveries, calculated based on contractual and historical product prices and expected delivery volumes. We expect our backlog to decline throughout 2020 due to cancellations related to the COVID-19 pandemic, and the pandemic may also extend or delay the time in which we expect to realize value from our backlog. Further, Boeing has indicated that certain customers are deferring or canceling B737 MAX orders based on the prolonged grounding and/or due to COVID-19 depressed demand, which will cause the B737 MAX backlog to further deteriorate. If the B737 MAX aircraft remains grounded for an extended period of time, additional reductions to the backlog and/or significant order cancellations should be expected.

Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing’s and Airbus’ announced backlog on our supply agreements (which are based on orders from customers). Accordingly, we rely on latest available information from Boeing and Airbus to calculate our backlog. The latest available information we have to date may not reflect expected cancellations related to the COVID-19 pandemic or the continued B737 MAX grounding. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog does not necessarily represent the actual amount of deliveries or sales for any future period.

Item 5. Other Information

Due to an error in a formula used to calculate shares of Common Stock granted annually to participants in the Company’s Long-Term Incentive Plan, the Company issued to its executives, (i) on February 7, 2017, 562 shares of Common Stock, (ii) on February 7, 2018, 2,119 shares of Common Stock and (iii) on February 6, 2019, 3,557 shares of Common Stock, which shares were putative stock for purposes of Delaware law given that the Company's Board of Directors failed to validly authorize the issuance thereof prior to such issuance. On July 14, 2020, the Company's Board of Directors adopted resolutions approving the ratification of the issuance of such shares of Common Stock pursuant to Section 204 of the Delaware General Corporation Law (the “Ratification”). Any claim that any defective corporate act of putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization, or that the Delaware Court of Chancery should declare in its discretion that the Ratification is accordance with Section 204 of the Delaware General Corporation Law not be effective or be effective only on certain conditions, must be brought before the Delaware Court of Chancery within 120 days from the later of (i) the validation effective time (which was July 14, 2020) and (ii) the giving of this notice (which is deemed given on the date that this Form 10-Q is filed with the SEC).

Item 6.  Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents

4.1
Indenture, dated as of April 17, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.
Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.1

4.2	Form of 7.500% Senior Secured Second Lien Note due 2025.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)

4.3
Third Supplemental Indenture, dated as of April 17, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.
Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.3

4.4	Stockholder Protection Rights Agreement, dated April 22, 2020, between Spirit AeroSystems Holdings, Inc. and Computershare Inc.	Current Report on Form 8-K (File No. 001-33160), filed April 23, 2020, Exhibit 4.1

10.1	Resignation and General Release, dated April 3, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. , and John Gilson.	Current Report on Form 8-K (File No. 001-33160), filed April 8, 2020, Exhibit 10.1

10.2
Third Amendment, dated as of April 10, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.
Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.9

10.3
Fourth Amendment, dated as of April 13, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.
Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 10.1

10.4
Fifth Amendment, dated as of April 20, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.
Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.12

10.5
Sixth Amendment, dated as of July 31, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, Spirit AeroSystems North Carolina, Inc., as a guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.
Current Report on Form 8-K (File No. 001-33160), filed August 3, 2020, Exhibit 10.1

10.6††	737 Production Rate Adjustment and Other Settlements Memorandum of Agreement, dated May 5, 2020, between The Boeing Company and Spirit AeroSystems, Inc.	*

10.7††	Amendment 47 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 5, 2020.	*

10.8††	Amendment 32 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of April 15, 2020.	*

10.9	Retirement Agreement and General Release with John Pilla, dated July 29, 2020	Current Report on Form 8-K (File No. 001-33160), filed July 30, 2020, Exhibit 10.1

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensation plan or arrangement.

††	Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission.

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	August 4, 2020
Mark J. Suchinski	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon Ward	Vice President, Corporate Controller and (Principal Accounting Officer)	August 4, 2020
Damon Ward