Form 10-Q
period 2020-10-01
Spirit AeroSystems Holdings, Inc.
filed 2020-11-03
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 1, 2020
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 23, 2020, the registrant had 105,637,271 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
	($ in millions, except per share data)
Revenue	$806.3	$1,919.9	$2,528.2	$5,903.8
Operating costs and expenses
Cost of sales	903.4	1,647.6	2,941.0	5,029.1
Selling, general and administrative	52.8	53.6	179.2	173.6
Restructuring costs	19.5	—	68.4	—
Research and development	7.5	12.6	28.1	36.0
Loss on disposal of assets	—	—	22.9	—
Total operating costs and expenses	983.2	1,713.8	3,239.6	5,238.7
Operating (loss) income	(176.9)	206.1	(711.4)	665.1
Interest expense and financing fee amortization	(53.0)	(23.6)	(133.8)	(66.1)
Other expense, net	(10.0)	(9.5)	(65.4)	(11.9)
(Loss) income before income taxes and equity in net (loss) income of affiliate	(239.9)	173.0	(910.6)	587.1
Income tax benefit (provision)	85.2	(41.7)	340.0	(124.7)
(Loss) income before equity in net (loss) income of affiliate	(154.7)	131.3	(570.6)	462.4
Equity in net loss of affiliate	(0.8)	—	(3.8)	—
Net (loss) income	$(155.5)	$131.3	$(574.4)	$462.4
(Loss) earnings per share
Basic	$(1.50)	$1.27	$(5.53)	$4.46
Diluted	$(1.50)	$1.26	$(5.53)	$4.41

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
	($ in millions)
Net (loss) income	$(155.5)	$131.3	$(574.4)	$462.4
Changes in other comprehensive (loss) gain, net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of ($7.4) and ($11.4) for the three months ended, respectively, and $0.9 and ($11.2) for the nine months ended, respectively	23.8	36.9	(3.0)	36.2
Unrealized foreign exchange (loss) gain on intercompany loan, net of tax effect of ($0.4) and $0.2 for the three months ended, respectively, and $0.4 and $0.3 for the nine months ended, respectively	1.4	(1.1)	(1.2)	(1.3)
Unrealized (loss) gain on interest rate swaps, net of tax effect of $0.0 and $0.0 for the three months ended, respectively, and ($3.3) and $0.0 for the nine months ended, respectively	—	(1.5)	(10.9)	(1.5)
Reclassification of loss on interest rate swaps to earnings, net of tax effect of ($2.8) and $0.0 for the three months ended, respectively, and ($3.1) and $0.0 for the nine months ended, respectively	$9.2	$—	$10.3	$—
Foreign currency translation adjustments	$17.3	$(12.8)	$(15.6)	$(16.7)
Total other comprehensive (loss) gain	51.7	21.5	(20.4)	16.7
Total comprehensive (loss) income	$(103.8)	$152.8	$(594.8)	$479.1

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	October 1, 2020	December 31, 2019
	($ in millions)
Assets
Cash and cash equivalents	$1,441.3	$2,350.5
Restricted cash	1.3	0.3
Accounts receivable, net	388.8	546.4
Contract assets, short-term	333.6	528.3
Inventory, net	1,183.3	1,118.8
Other current assets	259.6	98.7
Total current assets	3,607.9	4,643.0
Property, plant and equipment, net	2,147.4	2,271.7
Right of use assets	44.4	48.9
Contract assets, long-term	4.1	6.4
Pension assets	404.2	449.1
Deferred income taxes	136.7	106.5
Goodwill	78.4	2.4
Intangible assets, net	29.5	1.2
Other assets	151.8	76.8
Total assets	$6,604.4	$7,606.0
Liabilities
Accounts payable	$483.1	$1,058.3
Accrued expenses	289.8	240.2
Profit sharing	38.1	84.5
Current portion of long-term debt	335.5	50.2
Operating lease liabilities, short-term	5.5	6.0
Advance payments, short-term	20.1	21.6
Contract liabilities, short-term	100.9	158.3
Forward loss provision, short-term	169.9	83.9
Deferred revenue and other deferred credits, short-term	15.7	14.8
Other current liabilities	37.7	42.9
Total current liabilities	1,496.3	1,760.7
Long-term debt	2,659.0	2,984.1
Operating lease liabilities, long-term	39.1	43.0
Advance payments, long-term	325.0	333.3
Pension/OPEB obligation	47.0	35.7
Contract Liabilities, long-term	371.7	356.3
Forward loss provision, long-term	303.8	163.5
Deferred revenue and other deferred credits, long-term	33.6	34.4
Deferred grant income liability - non-current	27.4	29.0
Deferred income taxes	10.0	8.3
Other non-current liabilities	119.5	95.8
Stockholders’ Equity
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 105,660,882 and 104,882,379 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,133.2	1,125.0
Accumulated other comprehensive loss	(129.6)	(109.2)
Retained earnings	2,623.5	3,201.3
Treasury stock, at cost (41,523,470 shares each period, respectively)	(2,456.7)	(2,456.8)
Total stockholders' equity	1,171.5	1,761.4
Noncontrolling interest	0.5	0.5
Total equity	1,172.0	1,761.9
Total liabilities and equity	$6,604.4	$7,606.0
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2019	104,882,379	$1.1	$1,125.0	$(2,456.8)	$(109.2)	$3,201.3	$1,761.4
Net loss	—	—	—	—	—	(418.9)	(418.9)
Dividends Declared(a)	—	—	—	—	—	(2.4)	(2.4)
Employee equity awards	972,614	—	13.3	—	—	—	13.3
Stock forfeitures	(87,903)	—	—	—	—	—	—
Net shares settled	(197,918)	—	(13.7)	—	—	—	(13.7)
ESPP shares issued	55,656	—	1.3				1.3
Treasury shares	—	—	—	0.1	—	—	0.1
Other comprehensive loss	—	—	—	—	(72.1)	—	(72.1)
Balance — July 2, 2020	105,624,828	$1.1	$1,125.9	$(2,456.7)	$(181.3)	$2,780.0	$1,269.0
Net loss	—	—	—	—	—	(155.5)	(155.5)
Dividends Declared(a)	—	—	—	—	—	(1.0)	(1.0)
Employee equity awards	7,657	—	6.3	—	—	—	6.3
Stock forfeitures	(30,906)	—	—	—	—	—	—
Net shares settled	(9,507)	—	(0.3)	—	—	—	(0.3)
ESPP shares issued	68,810	—	1.3	—	—	—	1.3
Other comprehensive gain	—	—	—	—	51.7	—	51.7
Balance — October 1, 2020	105,660,882	$1.1	$1,133.2	$(2,456.7)	$(129.6)	$2,623.5	$1,171.5

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2018	105,461,817	$1.1	$1,100.9	$(2,381.0)	$(196.6)	$2,713.2	$1,237.6
Net income	—	—	—	—	—	331.1	331.1
Adoption of ASU 2018-02	—	—	—	—	(8.3)	8.3	—
Dividends Declared(a)	—	—	—	—	—	(25.3)	(25.3)
Employee equity awards	392,933	—	15.1	—	—	—	15.1
Stock forfeitures	(97,154)	—	—	—	—	—	—
Net shares settled	(126,808)	—	(11.8)	—	—	—	(11.8)
ESPP shares issued	14,617	—	1.3	—	—	—	1.3
SERP shares issued	6,214	—	—	—	—	—	—
Treasury shares	(796,409)	(0.1)	—	(75.0)	—	—	(75.1)
Other comprehensive loss	—	—	—	—	(4.7)	—	(4.7)
Balance — June 27, 2019	104,855,210	$1.0	$1,105.5	$(2,456.0)	$(209.6)	$3,027.3	$1,468.2
Net income	—	—	—	—	—	131.3	131.3
Dividends Declared(a)	—	—	—	—	—	(12.4)	(12.4)
Employee equity awards	37,841	—	8.2	—	—	—	8.2
Stock forfeitures	(2,568)	—	—	—	—	—	—
Net shares settled	(2,432)	—	(0.3)	—	—	—	(0.3)
Other comprehensive gain	—	—	—	—	21.5	—	21.5
Balance — September 26, 2019	104,888,051	$1.0	$1,113.4	$(2,456.0)	$(188.1)	$3,146.2	$1,616.5

(a) Cash dividends declared per common share were $0.01 for the three months ended April 2, 2020, $0.01 for the three months ended July 2, 2020, and $0.01 for the three months ended October 1, 2020. Cash dividends declared per common share were $0.12 for the three months ended March 28, 2019, $0.12 for the three months ended June 27, 2019, and $0.12 for the three months ended September 26, 2019.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	October 1, 2020	September 26, 2019
Operating activities	($ in millions)
Net (loss) income	$(574.4)	$462.4
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization expense	202.5	187.0
Amortization of deferred financing fees	12.6	2.6
Accretion of customer supply agreement	1.6	3.3
Employee stock compensation expense	17.1	22.6
Loss from derivative instruments	—	8.1
Gain from foreign currency transactions	(1.1)	17.2
Loss on disposition of assets	24.9	0.7
Deferred taxes	(34.3)	29.4
Pension and other post-retirement benefits, net	57.2	(9.7)
Grant liability amortization	(3.2)	(13.8)
Equity in net loss of affiliate	3.8	—
Forward loss provision	226.3	(7.5)
Changes in assets and liabilities
Accounts receivable, net	169.3	(167.8)
Inventory, net	(66.1)	(3.3)
Contract assets	200.4	(67.5)
Accounts payable and accrued liabilities	(530.6)	149.3
Profit sharing/deferred compensation	(46.2)	(12.2)
Advance payments	(19.9)	120.8
Income taxes receivable/payable	(252.6)	4.9
Contract liabilities	(44.1)	(16.7)
Deferred revenue and other deferred credits	2.0	6.2
Other	42.0	2.6
Net cash (used in) provided by operating activities	(612.8)	718.6
Investing activities
Purchase of property, plant and equipment	(70.4)	(118.8)
Acquisition, net of cash acquired	(117.9)	—
Other	4.9	0.1
Net cash used in investing activities	(183.4)	(118.7)
Financing activities
Proceeds from issuance of debt	1,200.0	250.0
Proceeds from revolving credit facility	—	100.0
Customer financing	10.0	—
Principal payments of debt	(22.7)	(8.5)
Payments on term loans	(439.7)	(5.2)
Payments on revolving credit facility	(800.0)	(100.0)
Taxes paid related to net share settlement awards	(14.0)	(12.1)
Proceeds from issuance of ESPP stock	2.6	1.3
Debt issuance and financing costs	(27.6)	—
Purchase of treasury stock	0.1	(75.0)
Dividends paid	(14.4)	(37.8)
Other	0.1	0.8
Net cash (used in ) provided by financing activities	(105.6)	113.5
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(13.5)
Net (decrease) increase in cash, cash equivalents, and restricted cash for the period	(905.1)	699.9
Cash, cash equivalents, and restricted cash, beginning of period	2,367.2	794.1
Cash, cash equivalents, and restricted cash, end of period	$1,462.1	$1,494.0

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Nine Months Ended
	October 1, 2020	September 26, 2019
Cash and cash equivalents, beginning of the period	$2,350.5	$773.6
Restricted cash, short-term, beginning of the period	0.3	0.3
Restricted cash, long-term, beginning of the period	16.4	20.2
Cash, cash equivalents, and restricted cash, beginning of the period	$2,367.2	$794.1

Cash and cash equivalents, end of the period	$1,441.3	$1,477.3
Restricted cash, short-term, end of the period	1.3	0.3
Restricted cash, long-term, end of the period	19.5	16.4
Cash, cash equivalents, and restricted cash, end of the period	$1,462.1	$1,494.0
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

1.  Organization, Basis of Interim Presentation and Recent Developments

Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) provides manufacturing and design expertise in a wide range of fuselage, propulsion, and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). The Company's headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; Saint-Nazaire, France; San Antonio, Texas; and Biddeford, Maine (not including new facilities acquired in connection with our acquisition of select assets from Bombardier Inc. and affiliates, as further described in Note 26, Subsequent Events). The Company has previously announced site consolidation activities, including the McAlester, Oklahoma and San Antonio, Texas sites. The work transfer and closure activities for these sites will take place over the next several months.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the nine months ended October 1, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Recent Developments
B737MAX. In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. To date, the fleet remains grounded and the recertification process is continuing. The B737 MAX program is a critical program to the Company and for the twelve months ended December 31, 2019, approximately 53% of the Company’s net revenues were generated from sales of components to The Boeing Company (“Boeing”) for the B737 aircraft. Due to the grounding and the impacts of COVID-19 on the aviation industry, the Company has experienced significant deterioration in its B737 MAX production rates that have reduced the Company’s revenues. A summary of the production rate changes is below.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

•On April 12, 2019, Boeing and the Company executed a Memorandum of Agreement (the “2019 MOA”) providing that the Company was to maintain its delivery rate of 52 shipsets per month with respect to the B737 MAX. Previously, the Company was expecting to increase production to a rate of 57 shipsets per month in 2019;
•On December 19, 2019, Boeing directed the Company to stop all B737 MAX deliveries to Boeing effective January 1, 2020. Accordingly, Spirit suspended all B737 MAX production beginning on January 1, 2020;
•On February 6, 2020, Boeing and Spirit entered into a Memorandum of Agreement (the “2020 MOA”) largely superseding the 2019 MOA and providing for Spirit to deliver to Boeing 216 B737 MAX shipsets in 2020;
•On May 4, 2020, Boeing and the Company agreed that Spirit would deliver 125 B737 MAX shipsets to Boeing in 2020; and
•On June 19, 2020, Boeing directed Spirit to reduce its 2020 B737 production plan from 125 to 72 shipsets.

COVID-19. The COVID-19 pandemic and its effects (including travel advisories, shutdowns or shelter-in-place mandates or recommendations, restrictive protocols, and canceled events) have caused a significant decline in the demand for air travel and, as a result, the Company has experienced a significant deterioration in its revenues during the nine months ended October 1, 2020, resulting in a net loss of $574.4 for that period. The length of the COVID-19 pandemic and its impact on the aviation industry and the Company’s operational and financial performance is uncertain and outside of the Company’s control. The Company expects the pandemic and its effects to continue to have a significant negative impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period of time.

The Company has taken several actions to reduce costs, increase liquidity and strengthen its financial position in light of the economic impact of the COVID-19 pandemic, and the B737 MAX grounding and related production changes including the following (certain capitalized terms are defined further below):

•Reduced pay for all executives by 20 percent until further notice;
•Reduced 2020-2021 term non-employee director compensation by 15 percent;
•Reduced planned capital expenditures and operating expenses;
•Suspended share repurchase program;
•Reduced quarterly dividends to one penny per share;
•Initiated multiple production worker furloughs;
•Reduced pay for all U.S based, salaried employees and implemented a correlating four-day work week, which remains in place for its salaried workforce at its Wichita, Kansas facility until further notice;
•Reduced ~6,600 employees globally including voluntary packages;
•Amended and eventually terminated our 2018 Credit Agreement and put into place current Credit Agreement for $400 million;
•Issued $1.2 billion in Second Lien 2025 Notes and $500 million in First Lien 2025 Notes; and
•Elected to defer the payment of $21.4 in employer payroll taxes incurred through October 1, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), of which 50% is required to be deposited by December 2021 and the remaining 50% by December 2022 and accrued a pre-tax benefit related to the Employee Retention Credit related to paid employee furloughs of approximately $13.6. In addition, as of October 1, 2020 the Company has recorded a deferral of $29.4 of VAT payments until March 2022 under the United Kingdom deferral scheme.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 of the goodwill impairment test and the qualitative assessment for any reporting unit with a zero or negative carrying amount. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption did not have an impact on our financial statements.

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

During the third quarter ended October 1, 2020, the Company recognized unfavorable changes in estimates of $123.8 million, which included net forward charges of $128.4 million, and favorable cumulative catch-up adjustments related to periods prior to the third quarter of 2020 of $4.6 million.

The Company provided previous guidance that disclosed an estimated forecasted forward loss in the third quarter ended October 1, 2020 on the B787 program of $25-$35 million and the A350 program of $13-$20 million based upon data available as of July 2, 2020. Throughout the quarter ended October 1, 2020, the demand for wide body aircraft continued to evolve as a result of uncertainty regarding timing of resolution of the global pandemic. The Company evaluated additional schedule and production demand information received from our customers, market and analyst data including forecasted demand for wide body aircraft, and as a result, adjusted the expected results on the B787 and A350 programs to include a lower rate of production for a longer duration compared to its previous forecast. This resulted in incremental fixed cost absorption on the B787 and A350 programs and as a result, the forward loss recognized was $64.7 million on the B787 program and $44.9 million on the A350 program for the quarter ended October 1, 2020.

Additionally, Boeing announced that the combined production rate on the B777/777X program would decrease to 2 APM beginning in 2021. The Company previously disclosed this production volume decrease on the B777/777X program would impact other commercial programs across the Company, and may result in additional forward losses. The forward losses for the quarter ended October 1, 2020 for programs other than the B787 and A350 were $18.8.

Changes in estimates are summarized below:

	For the Three Months Ended		For the Nine Months Ended
Changes in Estimates	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	$8.8	$(14.4)	$(18.9)	$(2.0)
Propulsion	(4.6)	1.8	(8.6)	(1.5)
Wing	0.4	(0.4)	(3.1)	1.7
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$4.6	$(13.0)	$(30.6)	$(1.8)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Fuselage	$(92.0)	$(18.8)	$(260.3)	$(13.8)
Propulsion	(14.9)	(4.0)	(34.2)	(3.1)
Wing	(21.5)	(6.0)	(47.7)	(4.9)
Total Changes in Estimates (Forward Loss) on Loss Programs	$(128.4)	$(28.8)	$(342.2)	$(21.8)

Total Change in Estimate	$(123.8)	$(41.8)	$(372.8)	$(23.6)
EPS Impact (diluted per share based upon 2020 forecasted effective tax rate)	$(0.77)	$(0.31)	$(2.33)	$(0.18)

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

Accounts receivable, net consists of the following:

	October 1, 2020	December 31, 2019
Trade receivables	$366.9	$515.2
Other	26.5	32.6
Less: allowance for doubtful accounts	(4.6)	(1.4)
Accounts receivable, net	$388.8	$546.4

The Company has two agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to third party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and they continue to allow Spirit to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being derecognized from the Company's balance sheet. For the nine months ended October 1, 2020, $1,516.3 of accounts receivable have been sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is $6.7 for the nine months ended October 1, 2020 and is included in Other income and expense. See Note 21, Other (Expense) Income, Net.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The changes to the allowance for credit losses and related credit loss expense reported for the current period were solely based on the results of the CECL model. During the nine months ended October 1, 2020, worsening economic conditions related to the COVID-19 pandemic influenced management’s current estimate of expected credit losses. In particular, trade accounts receivables from certain suppliers and third party Global Customer Support & Services ("GCS&S") customers are now included in the historical loss rate method CECL model at a higher loss-rate than originally estimated. This change did not have a material impact on reported results for the three or nine month periods ended October 1, 2020. Other than this change, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or CECL methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended October 1, 2020 or the period ended September 26, 2019. See also Note 5, Accounts Receivable and Allowance for Credit Losses.

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

	October 1, 2020	December 31, 2019	Change
Contract assets	$337.7	$534.7	$(197.0)
Contract liabilities	(472.6)	(514.6)	42.0
Net contract assets (liabilities)	$(134.9)	$20.1	$(155.0)

For the period ended October 1, 2020, the decrease in contract assets reflects the net impact of less overtime revenue recognition in relation to billed revenues during the period. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $91.0 of revenue that was included in the contract liability balance at the beginning of the period.

	September 26, 2019	December 31, 2018	Change
Contract assets	$588.7	$523.5	$65.2
Contract liabilities	(510.9)	(527.7)	16.8
Net contract assets (liabilities)	$77.8	$(4.2)	$82.0

For the period ended September 26, 2019, the increase in contract assets reflects the net impact of additional revenues recognized in excess of billed revenues during the period. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $109.7 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following tables show disaggregated revenues for the periods ended October 1, 2020 and September 26, 2019:

	For the Three Months Ended		For the Nine Months Ended
Revenue	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
Contracts with performance obligations satisfied over time	$510.6	$1,466.9	$1,511.9	$4,491.8
Contracts with performance obligations satisfied at a point in time	295.7	453.0	1,016.3	1,412.0
Total Revenue	$806.3	$1,919.9	$2,528.2	$5,903.8

The following table disaggregates revenue by major customer:

	For the Three Months Ended		For the Nine Months Ended
Customer	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
Boeing	$493.8	$1,542.0	$1,539.9	$4,705.1
Airbus	160.1	284.1	575.3	934.0
Other	152.4	93.8	413.0	264.7
Total Revenue	$806.3	$1,919.9	$2,528.2	$5,903.8

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

	For the Three Months Ended		For the Nine Months Ended
Location	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
United States	$642.0	$1,620.6	$1,936.4	$4,935.8
International
United Kingdom	103.6	177.4	358.2	577.6
Other	60.7	121.9	233.6	390.4
Total International	164.3	299.3	591.8	968.0
Total Revenue	$806.3	$1,919.9	$2,528.2	$5,903.8

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2020	2021	2022	2023 and After
Unsatisfied performance obligations	$579.2	$2,755.3	$3,707.3	$7,466.6

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

	October 1, 2020	December 31, 2019
Raw materials	$304.0	$253.1
Work-in-process(1)	838.3	822.8
Finished goods	14.2	14.5
Product inventory	1,156.5	1,090.4
Capitalized pre-production	26.8	28.4
Total inventory, net	$1,183.3	$1,118.8

(1)Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the periods ended October 1, 2020 and December 31, 2019, work-in-process inventory includes $184.9 and $157.2, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

Product inventory, summarized in the table above, is shown net of valuation reserves of $49.2 and $39.0 as of October 1, 2020 and December 31, 2019, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the three and nine month periods ended October 1, 2020 includes period expense of $72.6 and $228.8, respectively, of excess capacity production costs related to temporary B737 MAX and A320 production schedule changes. Cost of sales also includes abnormal costs related to temporary workforce adjustments as a result of COVID-19 production pause, net of the U.S. employee retention credit and U.K. government subsidies for the three and nine month periods ended October 1, 2020 of $(10.9) and $33.8, respectively.

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	October 1, 2020	December 31, 2019
Land	$17.6	$15.9
Buildings (including improvements)	937.2	924.0
Machinery and equipment	1,973.2	1,941.5
Tooling	1,025.9	1,047.4
Capitalized software	275.3	277.8
Construction-in-progress	196.1	192.8
Total	4,425.3	4,399.4
Less: accumulated depreciation	(2,277.9)	(2,127.7)
Property, plant and equipment, net	$2,147.4	$2,271.7

Capitalized interest was $1.3 and $1.5 for the three months ended October 1, 2020 and September 26, 2019, respectively, and $3.8 and $5.1 for the nine months ended October 1, 2020 and September 26, 2019, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $25.7 and $32.9 for the three months ended October 1, 2020 and September 26, 2019, respectively, and $82.7 and $102.7 for the nine month ended October 1, 2020 and September 26, 2019, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.1 and $4.3 for the three months ended October 1, 2020 and September 26, 2019, respectively, and $12.6 and $13.3 for the nine month ended October 1, 2020 and September 26, 2019, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  During the nine month period ended October 1, 2020, the Company disposed of long-lived assets with a net book value of $19.2 and $3.7 related to production decreases, process-related changes and quality improvement initiatives on the B787 and A350 programs, respectively. By segment, the disposal charge consisted of $22.5 and $0.4 related to the Fuselage Systems Segment and Wing Systems Segment, respectively, and is included as a separate line item of the operating loss in the Condensed Consolidated Statements of Operations for the period. For the period ended October 1, 2020, there were no triggering events which would require the Company to update its impairment analysis.

10. Leases
The Company determines if an arrangement is a lease at the inception of a signed agreement. Operating leases are included in right-of-use (“ROU”) assets (long-term), short-term operating lease liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. Finance leases are included in Property, Plant and Equipment, current maturities of long-term debt, and long-term debt.
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

Components of lease expense:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
Operating lease cost	$2.2	$2.4	$6.6	$6.7
Finance lease cost:
Amortization of assets	5.7	2.9	16.0	7.1
Interest on lease liabilities	1.6	0.7	4.7	1.7
Total net lease cost	$9.5	$6.0	$27.3	$15.5

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.1	$2.4	$6.5	$6.7
Operating cash flows from finance leases	$1.6	$0.8	$4.7	$1.7
Financing cash flows from finance leases	$7.7	$3.4	$21.4	$7.2

ROU assets obtained in exchange for lease obligations:
Operating leases	$0.1	$0.9	$0.3	$1.6

Supplemental balance sheet information related to leases:

	October 1, 2020	December 31, 2019
Finance leases:
Property and equipment, gross	$212.3	$165.5
Accumulated amortization	(39.6)	(23.5)
Property and equipment, net	$172.7	$142.0

The weighted average remaining lease term as of October 1, 2020 for operating and finance leases was 9.9 years and 5.6 years, respectively. The weighted average discount rate as of October 1, 2020 for operating and finance leases was 5.6% and 4.4%, respectively. The weighted average remaining lease term as of December 31, 2019 for operating and finance leases was 10.2 years and 6.5 years, respectively. The weighted average discount rate as of December 31, 2019 for operating and finance leases was 5.6% and 4.3%, respectively. See Note 15, Debt, for current and non-current finance lease obligations. There has not been a significant impact on lease terms, costs, cash flows, or balance sheet values, including any impairment of lease assets, as a result of the COVID-19 pandemic.

As of October 1, 2020, remaining maturities of lease liabilities were as follows:

	2020	2021	2022	2023	2024	2025 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$2.1	$7.5	$7.2	$6.1	$5.5	$30.3	$58.7	$(14.1)	$44.6
Financing Leases	$10.3	$40.0	$36.1	$31.4	$25.2	$40.2	$183.2	$(21.0)	$162.2

As of October 1, 2020, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $26.0 for facilities that are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 7 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

11.  Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	October 1, 2020	December 31, 2019
Prepaid expenses	15.5	19.3
Income tax receivable	240.9	74.2
Other assets- short term	3.2	5.2
Total other current assets	$259.6	$98.7

Other assets are summarized as follows:

	October 1, 2020	December 31, 2019
Deferred financing
Deferred financing costs	48.3	41.7
Less: Accumulated amortization - deferred financing costs	(42.2)	(36.9)
Deferred financing costs, net	6.1	4.8
Other
Long term income tax receivable (1)	72.7	—
Supply agreements (2)	11.2	11.5
Equity in net assets of affiliates	3.9	7.7
Restricted cash - collateral requirements	19.5	16.4
Other	38.4	36.4
Total other long term assets	$151.8	$76.8

(1)    Increase in income tax receivable not expected to be received within 12 months and is an increase over the prior year as a result of the carryback provisions included in the CARES Act.
(2)    Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Goodwill is summarized as follows:

	October 1, 2020	December 31, 2019
Goodwill - United Kingdom	2.4	2.4
Goodwill - United States(1)	76.0	—
Total	$78.4	$2.4

(1) The acquisition of Fiber Materials Inc. ("FMI") on January 10, 2020 resulted in the establishment of $76.2 goodwill. In second quarter of 2020, $0.2 was received upon final settlement of net working capital, reducing the goodwill balance to $76.0.

The balance of goodwill by reportable segment as of October 1, 2020 is allocated $42.9 to the Fuselage Systems Segment, $33.1 to the Propulsion Systems Segment, and $2.4 to the Wing Systems Segment. The total goodwill value of $78.4 includes no accumulated impairment loss in any of the periods presented. The change in value from December 31, 2019 to October 1, 2020 for the United Kingdom goodwill item, as seen in the table above, reflects net exchange differences arising during the period. The goodwill balance as of December 31, 2019 of $2.4 is allocated to the Wing Systems Segment.

The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended October 1, 2020,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

there were no triggering events which would require the Company to update its goodwill impairment analysis. Each of the reportable segments, noted above, is comprised of a single operating segment, which is the reporting unit for goodwill. At October 1, 2020, the Fuselage Systems reporting unit has $42.9 of goodwill, the Propulsion Systems reporting unit has $33.1 of goodwill, and the Wing Systems reporting unit has $2.4 of goodwill.

Intangible assets are summarized as follows:

	October 1, 2020	December 31, 2019
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	2.8	2.8
Developed technology asset(1)	30.0	—
Total intangible assets	34.8	4.8
Less: Accumulated amortization - patents	(2.0)	(1.9)
Accumulated amortization - favorable leasehold interest	(1.8)	(1.7)
Accumulated amortization - developed technology asset	(1.5)	—
Intangible assets, net	29.5	1.2

(1) The acquisition of FMI on January 10, 2020 resulted in the establishment of a $30.0 intangible asset for developed technology.

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Condensed Consolidated Balance sheet and the weighted average amortization is estimated to be the following as of October 1, 2020:

Year	Patents	Favorable leasehold interest	Developed Technology	Total
remaining in 2020	—	—	0.5	0.5
2021	—	0.1	2.0	2.1
2022	—	0.1	2.0	2.1
2023	—	0.1	2.0	2.1
2024	—	0.1	2.0	2.1
2025	—	0.1	2.0	2.1

Weighted average amortization period	—	8.8	14.3	14.1

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of October 1, 2020, the amount of advance payments received from Boeing under the B787 Supply Agreement and not yet repaid was approximately $212.

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

At October 1, 2020, the Company’s long-term debt includes senior secured notes and senior unsecured notes. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt (table excludes First Lien 2025 Notes, which were issued after quarter end on October 5, 2020):

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	October 1, 2020			December 31, 2019
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
2018 Term Loan and 2018 DDTL (including current portion)	$—	$—	(2)	$438.5	$440.1	(2)
2018 Revolver	—	—	(2)	800.0	800.0	(2)
Senior unsecured floating rate notes due 2021	299.6	283.3	(1)	299.1	298.4	(1)
Senior unsecured notes due 2023	298.7	267.0	(1)	298.3	307.2	(1)
Senior secured notes due 2026	298.0	279.9	(1)	297.8	305.6	(1)
Senior unsecured notes due 2028	694.5	575.3	(1)	694.1	734.4	(1)
Senior secured notes due 2025 (Second Lien 2025 Notes)	1,183.4	1,204.2	(1)	$—	$—
Total	$2,774.2	$2,609.7		$2,827.8	$2,885.7

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

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

Derivatives Not Accounted for as Hedges

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swap has a notional value of $250.0 and fixed the variable portion of the Company’s floating rate debt at 1.815%. The swap expired in March 2020.

Derivatives Accounted for as Hedges

Cash Flow Hedges

During the third quarter of 2019, the Company entered into two interest rate swap agreements with a combined notional value of $450.0. As of October 1, 2020, the Company has one swap agreement with a notional value of $150.0. These derivatives have been designated as cash flow hedges by the Company. The fair value of these hedges was a liability of $1.7 as of October 1, 2020, which is recorded in the other current liabilities line item on the Condensed Consolidated Balance Sheet.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") and recorded in earnings in the period in which the hedged transaction occurs. The loss recognized in AOCI was $0.0 and $14.2 for the three and nine months ended October 1, 2020, respectively. For the three and nine months ended October 1, 2020 a loss of $1.6 and $3.0 was reclassified from AOCI to earnings, and included in the interest expense line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statements of Cash Flows. For the three and nine months ended October 1, 2020 a loss of $10.4 was reclassified from AOCI to earnings resulting from the termination of a swap agreement, and included in the other income line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statement of Cash Flows. Within the next 12 months,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

the Company expects to recognize a loss of $1.7 in earnings related to these hedged contracts. As of October 1, 2020, the maximum term of hedged forecasted transactions was 9 months.

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	October 1, 2020		December 31, 2019
	Current	Noncurrent	Current	Noncurrent
2018 Term Loan and 2018 DDTL	$—	$—	$22.8	$415.7
2018 Revolver	—	—	—	800.0
Senior unsecured floating rate notes due 2021	299.6	—	—	299.1
Senior unsecured notes due 2023	—	298.7	—	298.3
Senior secured notes due 2026	—	298.0	—	297.8
Senior unsecured notes due 2028	—	694.5	—	694.1
Senior secured notes due 2025	—	1,183.4	—	—
Present value of finance lease obligations	34.2	128.0	25.8	121.3
Other	1.7	56.4	1.6	57.8
Total	$335.5	$2,659.0	$50.2	$2,984.1

2018 Credit Agreement

On July 12, 2018, the Company entered into a $1,256.0 senior unsecured Second Amended and Restated Credit Agreement (as amended, the “2018 Credit Agreement”) among Spirit, as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and the other agents named therein, consisting of a $800.0 revolving credit facility (the “2018 Revolver”), a $206.0 term loan A facility (the “2018 Term Loan”) and a $250.0 delayed draw term loan facility (the “2018 DDTL”). The 2018 Credit Agreement was amended several times in 2020, as described in the Company’s prior filings with the SEC, in order to provide for, among other things, covenant relief, security, reduction of the available commitments under the 2018 Revolver and changes to the mandatory prepayment provisions.

On September 30, 2020, Spirit repaid the remaining balances under the 2018 Term Loan and the 2018 DDTL. As of October 1, 2020, the outstanding balance of the 2018 Term Loan and 2018 DDTL was $0.0. The Company repaid the outstanding balance of the 2018 Revolver on April 30, 2020. As of October 1, 2020, the outstanding balance of the 2018 Revolver was $0.0.

As of October 1, 2020, we were in compliance with all applicable covenants under the 2018 Credit Agreement.

On October 5, 2020 (the “Capital Closing Date”), Spirit terminated the 2018 Credit Agreement.

Credit Agreement

On the Capital Closing Date, Spirit entered into a term loan credit agreement (the “Credit Agreement”) providing for a $400.0 senior secured term loan B credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. On the Capital Closing Date, Spirit borrowed the full $400.0 of initial term loans available under the Credit Agreement. The Credit Agreement also permits Spirit to request one or more incremental term facilities in an aggregate principal amount not to exceed (x) in the case of any incremental facility that is secured on a pari passu basis with the Credit Agreement, the greater of (a) $950.0 and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the first lien secured net leverage ratio does not exceed 3.25 to 1.00; and (y) in the case of any incremental facility that is secured on a junior basis to the Credit Agreement, the greater of (a)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

$500.0 and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the secured net leverage ratio does not exceed 5.00 to 1.00. Borrowings under the Credit Agreement will be used for general corporate purposes.

The Credit Agreement will mature on January 15, 2025. The Credit Agreement will amortize in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest on borrowings under the Credit Agreement will initially accrue at the Eurodollar rate plus an applicable margin equal to 5.25%.

The obligations under the Credit Agreement are guaranteed by the Company and Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”), (collectively, the “Guarantors”) and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of the Company, subject to certain customary exceptions. The obligations are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The Credit Agreement contains usual and customary affirmative and negative covenants for facilities and transactions of this type and that, among other things, restrict the Company and its restricted subsidiaries’ ability to incur additional indebtedness, create liens, consolidate or merge, make acquisitions and other investments, guarantee obligations of third parties, make loans or advances, declare or pay certain dividends or distributions on the Company’s stock, redeem or repurchase shares of the Company’s stock, engage in transactions with affiliates and enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends or dispose of assets. These covenants are subject to a number of qualifications and limitations.

The Credit Agreement provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving the Company and its material subsidiaries.

Senior Notes

First Lien 2025 Notes

On the Capital Closing Date, Spirit entered into an Indenture (the “First Lien 2025 Notes Indenture”), by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $500.0 aggregate principal amount of its 5.500% Senior Secured First Lien Notes due 2025 (the “First Lien 2025 Notes").

The First Lien 2025 Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions to non-U.S. persons pursuant to Regulation S under the Securities Act.

The First Lien 2025 Notes mature on January 15, 2025 and bear interest at a rate of 5.500% per year payable semiannually in cash in arrears on January 15 and July 15 of each year. The first interest payment date is January 15, 2021.

The First Lien 2025 Notes are guaranteed by the Guarantors and secured by certain real property and personal property, including certain equity interests, owned by Spirit and the Guarantors. The First Lien 2025 Notes and guarantees are Spirit’s and the Guarantors’ senior secured obligations and rank equally in right of payment with all of their existing and future senior indebtedness, effectively equal with their existing and future indebtedness secured on a pari passu basis by the collateral for the First Lien 2025 Notes to the extent of the value of the collateral (including the Credit Agreement and the 2026 Notes), effectively senior to all of their existing and future indebtedness that is not secured by a lien, or is secured by a junior-priority lien, on the collateral for the First Lien 2025 Notes to the extent of the value of the collateral, effectively junior to any of their other existing and future indebtedness that is secured by assets that do not constitute collateral for the First Lien 2025 Notes to the extent of the value of such assets, and senior in right of payment to any of their existing and future subordinated indebtedness.

The First Lien 2025 Notes Indenture contains covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur indebtedness secured by liens, enter into sale and leaseback transactions, make restricted payments and investments and enter into certain mergers or consolidations and transfer

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

substantially all of the Company and its subsidiaries’ assets. These covenants are subject to a number of qualifications and limitations. In addition, the First Lien 2025 Indenture provides for customary events of default.

Second Lien 2025 Notes

On April 17, 2020, Spirit entered into an Indenture (the “Second Lien 2025 Notes Indenture”), by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $1,200.0 aggregate principal amount of its 7.500% Senior Secured Second Lien Notes due 2025 (the “Second Lien 2025 Notes”).

The Second Lien 2025 Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and in offshore transactions to non-U.S. persons pursuant to Regulation S under the Securities Act.

The Second Lien 2025 Notes mature on April 15, 2025 and bear interest at a rate of 7.500% per year payable semiannually in cash in arrears on April 15 and October 15 of each year. The first interest payment date was October 15, 2020. As of October 1, 2020, the outstanding balance of the Second Lien 2025 Notes was $1,200.0 and the carrying value was $1,183.4.

The Second Lien 2025 Notes are guaranteed by the Guarantors and secured by certain real property and personal property, including certain equity interests, owned by Spirit and the Guarantors. The Second Lien 2025 Notes and guarantees are Spirit’s and the Guarantors’ senior secured obligations and will rank equally in right of payment with all of their existing and future senior indebtedness, effectively junior to all of their existing and future first-priority lien indebtedness to the extent of the value of the collateral securing such indebtedness (including indebtedness under the Credit Agreement, the Second Lien 2025 Notes and the 2026 Notes), effectively junior to any of their other existing and future indebtedness that is secured by assets that do not constitute collateral for the Second Lien 2025 Notes to the extent of the value of such assets, and senior in right of payment to any of their existing and future subordinated indebtedness.

The Second Lien 2025 Notes Indenture contains covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens, enter into sale and leaseback transactions and guarantee other indebtedness without guaranteeing the Notes. These covenants are subject to a number of qualifications and limitations. In addition, the Second Lien 2025 Notes Indenture provides for customary events of default.

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

The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $300.0, $300.0, and $700.0 as of October 1, 2020, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was 299.6, $298.7, and $694.5 as of October 1, 2020, respectively.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of October 1, 2020, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $298.0. The Company and Spirit NC guarantee Spirit's obligations under the 2026 Notes on a senior secured basis.
On February 24, 2020, Spirit entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) by and among Spirit, the Company, Spirit NC, and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee in connection with the 2026 Notes. Under the Second Supplemental Indenture, the 2026 Noteholders were granted security on an equal and ratable basis with the lenders under the 2018 Credit Agreement until the security in favor of the lenders under the 2018 Credit Agreement is released. The security granted in connection with the Second Supplemental Indenture was released on the Capital Closing Date. The Supplemental Indenture also added Spirit NC as an additional guarantor under the indenture governing the 2026 Notes.

On April 17, 2020, Spirit entered into a Third Supplemental Indenture (the “Third Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with the 2026 Notes. Under the Third Supplemental Indenture, the noteholders were granted security on an equal and ratable basis with the holders of the Second Lien 2025 Notes.

On the Capital Closing Date, Spirit entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with 2026 Notes. Under the Fourth Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the holders of the First Lien 2025 Notes and the secured parties under the Credit Agreement.

16. Pension and Other Post-Retirement Benefits

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	Defined Benefit Plans
	For the Three Months Ended		For the Nine Months Ended
Components of Net Periodic Pension Expense/(Income)	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
Service cost	$0.2	$0.3	$0.7	$1.0
Interest cost	5.4	10.0	20.1	30.0
Expected return on plan assets	(16.6)	(16.6)	(49.5)	(50.0)
Amortization of net loss	—	0.1	0.2	0.5
Curtailment loss (gain) (2)	—	—	33.9	(0.1)
Settlement loss (3)	4.2	—	9.3	—
Special termination benefits (1)	(1.6)	(5.5)	31.4	9.7
Net periodic pension expense (income)	$(8.4)	$(11.7)	$46.1	$(8.9)

	Other Benefits
	For the Three Months Ended		For the Nine Months Ended
Components of Other Benefit Expense	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
Service cost	$0.1	$0.2	$0.5	$0.7
Interest cost	0.2	0.3	0.7	1.0
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.7)
Amortization of net gain	(0.4)	(0.6)	(1.3)	(1.8)
Curtailment (gain) loss (2)	—	—	(0.2)	—
Special termination benefits (1)	$—	$—	$12.0	$—
Net periodic other benefit expense (income)	$(0.3)	$(0.3)	$11.1	$(0.8)

(1) Special termination benefits for the three and nine months ending October 1, 2020 is a combination of pension value plan and postretirement medical plan changes offset by a reduction in the Company's net benefit obligation. For the three months and nine months ending October 1, 2020 special termination benefits, curtailment accounting, and the remeasurement of the pension assets and obligations resulted in a $(31.9) and $0.4 impact to OCI, respectively. For the three months and nine months ending October 1, 2020, retiree medical resulted in a $0.0 and $2.3 impact to OCI, respectively. This impact is included in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income. The Company expects to record additional charges related to settlement accounting in subsequent 2020 quarters tied to cash payments made.

(2) The Company's Voluntary Retirement Program ("VRP") resulted in an estimated 16% and 12% reduction in future working lifetime for the pension value plan and postretirement medical plan resulting in a curtailment accounting charge of $0.0 and $33.7 for the three and nine months ended October 1, 2020, respectively and is included in other (expense) income in the Company's Condensed Consolidated Statements of Operations.

(3) Under ASC 715 - Compensation Retirement Benefits, settlement accounting is triggered when the total lump sums paid during the fiscal year exceed the combined service cost and interest cost component. Because the lump sums paid to date as part of the VRP exceed the estimated service cost and interest cost, the Company recognized a settlement loss of $4.2 and $9.3 for the three months and nine months ended October 1, 2020, respectively. The weighted average discount rate for the pension benefit obligation, as a result of remeasurement triggered by settlement accounting, changed to 2.52%.

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

17.  Stock Compensation

Holdings has established the stockholder-approved 2014 Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to grant cash and equity awards of Class A Common Stock, par value $0.01 per share (the “Common Stock”), to certain individuals.

The Company recognized a net total of $6.2 and $7.5 of stock compensation expense for the three months ended October 1, 2020 and September 26, 2019, respectively, and a net total of $17.1 and $22.6 of stock compensation expense for the nine months ended October 1, 2020 and September 26, 2019, respectively.

Holdings has established the Long-Term Incentive Plan (the “LTIP”) under the Omnibus Plan to grant equity awards to certain employees of the Company. Generally, specified employees are entitled to receive a long-term incentive award that, for the 2020 year, consisted of the following:

•60% of the award consisted of time-based, service-condition restricted Common Stock that vests in equal installments over a three-year period (the “RS Award”). Values for these awards are based on the value of Common Stock on the grant date;
•20% of the award consisted of performance-based, market-condition restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon TSR compared to the Company’s peers (the “TSR Award”). Values for these awards are initially measured on the grant date using estimated payout levels derived from a Monte Carlo valuation model; and
•20% of the award consisted of performance-based (performance-condition) restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon the Company’s cumulative three-year free cash flow as a percentage of the Company’s cumulative three-year revenues meeting certain pre-established goals (the “FCF Percentage Award”). Values for these awards are based on the dividend adjusted value of Common Stock on the grant date.

During the nine months ended October 1, 2020, 499,945 shares, 198,980 shares, and 176,815 shares of Common Stock with aggregate grant date fair values of $20.6, $6.2 and $9.3 were granted as RS Awards, TSR Awards, and FCF Percentage Awards under the Company’s LTIP. During the nine months ended October 1, 2020, 38,249 shares of Common Stock with aggregate grant date fair values of $2.5 were granted and vested as a result of a union ratification bonus. The Board of Directors were granted 64,750 shares of Common Stock with an aggregate grant date value of $1.3 and vested 12,877 shares of Common Stock with an aggregate grant date value of $1.1 for the nine months ended October 1, 2020. Additionally, 489,889 shares of Common Stock with an aggregate grant date fair value of $33.2 under the LTIP vested during the nine months ended October 1, 2020.

18. Income Taxes

The process for calculating the Company’s income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on the Company’s earnings history, in conjunction with other positive and negative evidence, we have determined it is more likely than not that the benefits from the deferred tax assets will be realized and therefore, a valuation allowance is not appropriate at this time. We will continue to regularly assess the potential for realization of our net deferred tax assets in future periods. Changes in future earnings projections, among other factors, may cause us to record a valuation allowance against some or all of our net deferred tax assets, which may materially impact our income tax expense in the period we determine that these factors have changed. The total net deferred tax asset at October 1, 2020, and December 31, 2019, was $126.7 and $98.2, respectively. The difference is primarily due to the creation of deductible temporary differences and utilization of taxable temporary differences within the current year.

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
The 37.3% effective tax rate for the nine months ended October 1, 2020 differs from the 21.2% effective tax rate for the same period of 2019 primarily due to the benefit generated related to the carryback of our 2020 estimated income tax loss as permitted by the CARES Act and the benefit related to the re-measurement of deferred taxes due to the CARES Act resulting in increases to the tax rate. Additionally, the benefit generated by state tax credits and foreign rate differences resulted in net increases to the tax rate. As the Company is currently reporting a pre-tax loss for the nine months ended October 1, 2020, increases to tax expense result in a decrease to the effective tax rate and decreases to tax expense result in an increase to the effective tax rate.

As of October 1, 2020, the Company has deferred $21.4 of employer payroll taxes, as allowed by the CARES Act, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. As of October 1, 2020, the Company has estimated it will be eligible for a pre-tax employee retention credit of approximately $13.6. The Company will continue to evaluate its eligibility for this credit for the remainder of 2020. In addition, as of October 1, 2020, the Company has recorded a deferral of $29.4 of VAT payments with the option to pay in smaller payments through the end of March 31, 2022 interest free under the United Kingdom deferral scheme. The CARES Act allows net operating losses to be carried back to the previous five years, when the federal tax rate was 35%. As of October 1, 2020 the Company anticipates it will report a net operating loss when it files its fiscal year 2020 tax return. Management will continue to monitor potential legislation as well as market conditions which may materially alter the anticipated value of this net operating loss.
The Company's federal audit is substantially complete under the Compliance Assurance Program ("CAP") for the 2019 tax year. The Company will continue to participate in the CAP program for the 2020 tax year. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  There are no open audits in the Company’s foreign jurisdictions.

19.  Equity

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of Common Stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of Common Stock and, when dilutive, potential outstanding shares of Common Stock during the measurement period.

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of October 1, 2020, no treasury shares have been reissued or retired.

The total authorization amount remaining under the current share repurchase program is approximately $925.0. During the nine month period ended October 1, 2020, the Company repurchased zero shares of its Common Stock under this share repurchase program. Share repurchases are currently on hold pending the outcome of the B737 MAX grounding and the COVID-19 pandemic. The Credit Agreement imposes restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended
	October 1, 2020			September 26, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
(Loss) income available to common stockholders	$(155.5)	103.9	$(1.50)	$131.2	103.5	$1.27
Income allocated to participating securities	—	—		0.1	0.1
Net (loss) income	$(155.5)			$131.3

Diluted potential common shares					1.0
Diluted EPS
Net (loss) income	$(155.5)	103.9	$(1.50)	$131.3	104.6	$1.26

	For the Nine Months Ended
	October 1, 2020			September 26, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
(Loss) income available to common stockholders	$(574.4)	103.8	$(5.53)	$462.1	103.6	$4.46
Income allocated to participating securities	—	—		0.3	0.1
Net (loss) income	$(574.4)			$462.4

Diluted potential common shares					1.1
Diluted EPS
Net (loss) income	$(574.4)	103.8	$(5.53)	$462.4	104.8	$4.41

Included in the outstanding Common Stock were 1.6 and 1.4 of issued but unvested shares at October 1, 2020 and September 26, 2019, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	October 1, 2020	December 31, 2019
Pension	$(52.8)	$(53.1)
Interest swaps	(1.2)	(0.6)
SERP/Retiree medical	13.7	17.1
Foreign currency impact on long term intercompany loan	(14.3)	(13.1)
Currency translation adjustment	(75.0)	(59.5)
Total accumulated other comprehensive loss	$(129.6)	$(109.2)

Amortization or curtailment cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the Consolidated Statements of Operations was $0.7 and $0.7 for the three months ended October 1, 2020 and September 26, 2019, respectively, and $2.0 and $2.0 for the nine months ended October 1, 2020 and September 26, 2019, respectively.

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

On February 10, 2020, February 24, 2020, and March 24, 2020, three separate private securities class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of Oklahoma, its Chief Executive Officer, Tom Gentile III, former chief financial officer, Jose Garcia, and former controller (principal accounting officer), John Gilson. On April 20, 2020, the Class Actions were consolidated by the court (the “Consolidated Class Action”), and on July 20, 2020, the plaintiffs filed a Consolidated Class Action Complaint which added Shawn Campbell, the Company’s former Vice President for the 737NG and 737 Max program, as a defendant. Allegations in the Consolidated Class Action include (i) violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against the Company and Messrs. Gentile, Garcia and Gilson, (ii) violations of Section 20(a) of the Exchange Act against the individual defendants, and (iii) violations of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder against all defendants.

On June 11, 2020, a shareholder derivative lawsuit (the “Derivative Action 1”) was filed against the Company (as nominal defendant), all members of the Company’s Board of Directors, and Messrs. Garcia and Gilson in the U.S. District Court for the Northern District of Oklahoma. Allegations in the Derivative Action 1 include (i) breach of fiduciary duty, (ii) abuse of control, and (iii) gross mismanagement. On October 5, 2020, a shareholder derivative lawsuit (the “Derivative Action 2” and, together with Derivative Action 1, the “Derivative Actions”) was filed against the Company (as nominal defendant), all members of the Company’s Board of Directors, and Messrs. Garcia and Gilson in the Eighteenth Judicial District, District Court of Sedgwick County, Kansas. Allegations in the Derivative Action 2 include (i) breach of fiduciary duty, (ii) waste of corporate assets, and (iii) unjust enrichment.

The facts underlying the Consolidated Class Action and Derivative Actions relate to the accounting process compliance independent review (the “Accounting Review”) discussed in the Company’s January 30, 2020 press release and described under Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Review of the 2019 Form 10-K and its resulting conclusions.  The Company voluntarily reported to the SEC the determination that, with respect to the third quarter of 2019, the Company did not comply with its established accounting processes related to potential third quarter contingent liabilities received after the quarter-end.  On March 24, 2020, the Staff of the SEC Enforcement Division informed the Company that it had determined to close its inquiry without recommending any enforcement action against Spirit.  In addition, the facts underlying the Consolidated Class Action and Derivative Actions relate to the Company’s disclosures regarding the B737 MAX grounding and Spirit’s production rate (and related matters) after the grounding. The Company and individual defendants deny the allegations in the Consolidated Class Action and the Derivative Actions.

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

The Company is involved in a lawsuit filed by a former executive officer for benefits withheld in connection with a disputed violation of restrictive covenants within his retirement agreement. While the Company believes it is not probable that the former executive will succeed in the lawsuit, based upon the executive’s selection of cash as the sole remedy in the third quarter of 2020, the lawsuit could result in a loss up to $40 including pre-trial interest and any other relief, including an estimated offset by retaining previously vested shares. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

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

Guarantees

Outstanding guarantees were $19.4 and $21.5 at October 1, 2020 and December 31, 2019, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $19.5 and $16.4 of restricted cash as of October 1, 2020 and December 31, 2019, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets.

Indemnification

The Company has entered into customary indemnification agreements with its non-employee directors, and its bylaws and certain executive employment agreements include indemnification and advancement provisions. Pursuant to the terms of the bylaws and, with respect to Jose Garcia, his employment agreement, the Company is providing Messrs. Garcia and Gilson advancement of defense costs and provisional indemnity with respect to the Consolidated Class Action and Derivative Actions. Under the bylaws and any applicable agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $8.1 as of October 1, 2020 and December 31, 2019. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however, the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $12.1 as of October 1, 2020 and December 31, 2019.

The following is a roll forward of the service warranty and extraordinary rework balance at October 1, 2020:

Balance, December 31, 2019	$64.7
Charges to costs and expenses	2.9
Payouts	(1.4)
Exchange rate	(0.2)
Balance, October 1, 2020	$66.0

21.  Other (Expense) Income, Net

Other (expense) income, net is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
Kansas Development Finance Authority bond	$0.6	$0.8	$2.3	$2.8
Rental and miscellaneous income	—	—	0.1	0.1
Interest income	0.9	2.6	9.0	8.8
Foreign currency (losses) gains (1)	(3.4)	(17.9)	1.4	(9.9)
Loss on foreign currency contract and interest rate swaps	(10.6)	(0.5)	(10.5)	(18.3)
Litigation settlement	—	—	—	13.5
Loss on sale of accounts receivable	(2.0)	(6.5)	(6.7)	(18.7)
Pension (loss) income (2)	9.0	12.0	(56.4)	9.8
ASC 326 credit loss reserve	(3.6)	—	(3.6)	—
Other	(0.9)	—	(1.0)	—
Total	$(10.0)	$(9.5)	$(65.4)	$(11.9)

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

(2) Pension expense for the three and nine months ended October 1, 2020 includes $2.6 and $86.4 of expenses related to the voluntary retirement program, respectively. Pension expense for the three and nine months ended September 26, 2019 includes $5.5 and ($9.7), respectively, of income/(expenses) related to the voluntary retirement program.

22.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. Revenue from Boeing represents a substantial portion of the Company's revenues in all segments. The Wing Systems Segment also includes significant revenues from Airbus. Approximately 81% of the Company's net revenues for the three months ended October 1, 2020 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of non-recurring contracts, sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development, and unallocated cost of sales.

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

The Company’s Fuselage Systems Segment includes development, production, and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft Original Equipment Manufacturers (“OEMs”), as well as related spares and maintenance, repairs and overhaul (“MRO”) services and exterior components of rocket systems.  The Fuselage Systems Segment manufactures products at the Company's facilities in Wichita, Kansas; Biddeford, Maine; Tulsa; Kinston, North Carolina; McAlester, Oklahoma; San Antonio, Texas; and Subang, Malaysia. The Fuselage Systems Segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France. The Company has previously announced site consolidation activities, including the McAlester, Oklahoma and San Antonio, Texas sites. The work transfer and closure activities for these sites will take place over the next several months.

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

The Company’s Wing Systems Segment includes development, production and marketing of wings and wing components (including flight control surfaces), and other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company’s facilities in Kinston, North Carolina; Tulsa and McAlester, Oklahoma; San Antonio, Texas; Prestwick, Scotland; and Subang, Malaysia. The Company has previously announced site consolidation activities, including the McAlester, Oklahoma and San Antonio, Texas sites. The work transfer and closure activities for these sites will take place over the next several months.

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

The following table shows segment revenues and operating income for the three months and nine months ended October 1, 2020 and September 26, 2019:

	Three Months Ended		Nine Months Ended
	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
Segment Revenues
Fuselage Systems	$421.1	$1,005.3	$1,299.7	$3,171.7
Propulsion Systems	170.8	520.9	565.6	1,525.5
Wing Systems	168.3	391.0	582.2	1,197.4
All Other	46.1	2.7	80.7	9.2
	$806.3	$1,919.9	$2,528.2	$5,903.8
Segment Operating Income (Loss)
Fuselage Systems(1)	$(96.7)	$105.8	$(434.6)	$380.5
Propulsion Systems(2)	(15.6)	111.7	(38.2)	304.9
Wing Systems(3)	(23.2)	53.9	(52.1)	177.1
All Other	19.1	1.3	28.9	2.5
	$(116.4)	$272.7	$(496.0)	$865.0
SG&A	(52.8)	(53.6)	(179.2)	(173.6)
Research and development	(7.5)	(12.6)	(28.1)	(36.0)
Unallocated cost of sales	(0.2)	(0.4)	(8.1)	9.7
Total operating income	$(176.9)	$206.1	$(711.4)	$665.1

(1) The three and nine months ended October 1, 2020 includes excess capacity production costs of $42.0 and $143.8, respectively, related to the temporary B737 MAX production schedule changes, abnormal costs of $(7.4) and $19.1, respectively, for temporary workforce adjustments as a result of COVID-19 production pause net of U.S. employee retention credit, $6.6 and $39.1, respectively, of restructuring costs, and $0 and $22.5, respectively, from loss on the disposition of assets.
(2) The three and nine months ended October 1, 2020 includes excess capacity production costs of $17.5 and $50.8, respectively, related to the temporary B737 MAX production schedule changes, abnormal costs of $(2.9) and $7.3, respectively, for temporary workforce adjustments as a result of COVID-19 production pause net of U.S employee retention credit, and $3.8 and $14.2, respectively, of restructuring costs.
(3) The three and nine months ended October 1, 2020 includes excess capacity production costs of $13.1 and $34.2, respectively, related to the temporary B737 MAX and A320 production schedule changes, abnormal costs of $(0.6) and $7.4, respectively, for temporary workforce adjustments as a result of COVID-19, net of U.S employee retention credit and U.K government subsidies, $9.1 and $15.1, respectively, of restructuring costs, and $0 and $0.4, respectively, from loss on the disposition of assets.

Note that none of the information above includes the new facilities acquired in connection with our acquisition of select assets from Bombardier Inc. and affiliates, as further described in Note 26, Subsequent Events.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

23.  Restructuring Costs

In the nine month period ending October 1, 2020, the Company's customers, including Boeing and Airbus, have significantly reduced their overall production rates as a result of the COVID-19 pandemic and, in the case of Boeing, the B737 MAX grounding. As a result, the Company took actions to align costs to the updated production levels (restructuring activity). The Company’s planned restructuring activities are documented in a restructuring plan that is approved and controlled by management. The planned activities to align costs to expected production levels has materially affected the scope of operations and manner in which business is conducted by the Company. The restructuring plan includes additional restructuring activity in the three months ended October, 1, 2020, as the COVID-19 pandemic has continued to have a significant negative impact on the aviation industry and further impacted the Company’s global business.
Restructuring costs under the plan, which are presented separately as a component of operating loss on the consolidated statement of operations, are related to involuntary workforce reductions and the VRP. The total restructuring costs of $68.4 for the nine months ended October 1, 2020 includes $47.5 related to involuntary workforce reductions and $20.9 related to the VRP.
The total restructuring costs related to involuntary workforce reductions of $47.5 for the nine months ended October 1, 2020 that includes $31.5 for first quarter 2020 for approximately 3,200 employees, $4.9 for the second quarter 2020 for approximately 1,450 additional employees in response to COVID-19 impacts, and $11.1 for the third quarter 2020 for approximately 1,950 additional employees. The $47.5 total represents the full cost of the involuntary workforce restructuring activities included in the plan through October 1, 2020. Of the $47.5 total for the nine months ended October 1, 2020, $41.1 was paid during the nine-month period ended October 1, 2020 and the remaining $6.4 is recorded in the accrued expenses line item on the balance sheet as of October 1, 2020.
The total restructuring costs related to the VRP of $20.9 for the nine months ended October 1, 2020 represents the total costs expected to be incurred for the voluntary retirement packages that includes $11.1 for the first quarter 2020 for 207 employees, $1.4 for the second quarter 2020 for 27 employees, $8.4 for the third quarter 2020 for 165 employees. The cost related to packages under the VRP are generally accrued and charged to earnings when the employee accepts the offer. Of the $20.9 total for the nine months ended October 1, 2020, $20.5 was paid during the nine-month period ended October 1, 2020 and the remaining $0.4 is recorded in the accrued expenses line item on the consolidated balance sheet as of October 1, 2020.
The costs of the restructuring plan are included in segment operating margins. The total amount for the nine-month period ended October 1, 2020 for each segment is $39.1 for the Fuselage Systems Segment, $14.2 for the Propulsion Systems Segment, and $15.1 for the Wing Systems Segment.

24.  Acquisitions

FMI

On January 10, 2020, Spirit completed the acquisition of 100% of the outstanding equity of FMI. The acquisition-date fair value of consideration transferred was $121.6, which included cash payment to the seller, payment of closing indebtedness, and payment of selling expenses.

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

The acquisition was funded from cash on hand. The Company incurred $1.5 in acquisition-related costs. Acquisition-related expenses were $0.0 and $0.5 for the three and nine months ended October 1, 2020, respectively, and are included in SG&A on the Condensed Consolidated Statement of Operations.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The purchase price has been allocated among assets acquired and liabilities assumed at fair value, with the excess purchase price recorded as goodwill. The Company has recorded purchase accounting entries, which the Company concluded were final as of quarter ended October 1, 2020:

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

The Company’s consolidated income statement from the acquisition date to the period ending October 1, 2020 includes revenue and earnings of FMI of $43.2 and $6.7, respectively. The following summary, prepared on a pro forma basis, presents the unaudited consolidated results of operations for the nine months ended October 1, 2020 and September 26, 2019, as if the acquisition of FMI had been completed as of the beginning of fiscal 2019, after including in fiscal 2019 any post-acquisition adjustments directly attributable to the acquisition, and after including the impact of adjustments such as amortization of intangible assets, and interest expense on related borrowings and, in each case, the related income tax effects. These amounts have been calculated after substantively applying the Company’s accounting policies. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned FMI for the entire periods presented.

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
Revenue - as reported	$806.3	$1,919.9	$2,528.2	$5,903.8
Revenue - pro forma	806.3	1,927.4	2,529.0	5,926.8
Net (loss) income - as reported	$(155.5)	$131.3	$(574.4)	$462.4
Net (loss) income - pro forma	(155.5)	131.9	(574.3)	464.1
Earnings Per Share - Diluted - as reported	$(1.50)	1.26	$(5.53)	4.41
Earnings Per Share - Diluted - pro forma	(1.50)	1.26	(5.53)	4.43

Asco

On May 1, 2018, the Company and its wholly-owned subsidiary Spirit AeroSystems Belgium Holdings BVBA (“Spirit Belgium”) entered into a definitive agreement (as amended, the “Asco Purchase Agreement”) with certain private sellers providing for the purchase by Spirit Belgium of all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco Industries N.V. (“Asco”), subject to certain customary closing adjustments, including foreign currency adjustments (the “Asco Acquisition”). On September 25, 2020, the Company, Spirit Belgium and the Sellers entered into an amendment to the Asco Purchase Agreement (the “Termination Agreement”) pursuant to which the parties agreed to terminate the Asco Purchase Agreement, including all schedules and annexes thereto (other than certain confidentiality agreements) (collectively with the Asco Purchase Agreement, the “Transaction Documents”), effective as of September 25, 2020. Under the Termination Agreement, the parties also agreed to release each other from any and all claims, rights of action, howsoever arising, of every kind and nature, in connection with, arising out of, based upon or related to, directly or indirectly, the Transaction Documents, including any breach, non-performance, action or failure to act under the Transaction Documents.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Acquisition-related expenses were ($0.1) and $3.1 for the three months ended October 1, 2020 and September 26, 2019, respectively, and $17.3 and $8.4 for the nine month ended October 1, 2020 and September 26, 2019, respectively, and are included in selling, general and administrative costs on the condensed and consolidated statement of operations.

Bombardier

On October 31, 2019, Spirit and Spirit AeroSystems Global Holdings Limited (“Spirit UK”), wholly owned subsidiaries of the Company, entered into a definitive agreement (the “Bombardier Purchase Agreement”) with Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation (collectively, the “Bombardier Sellers”) pursuant to which, subject to the satisfaction or waiver of certain conditions, Spirit UK will acquire the outstanding equity of Short Brothers plc (“Shorts”) and Bombardier Aerospace North Africa SAS ("BANA"), and Spirit will acquire substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Business”) and assume certain liabilities of Shorts and BANA (the “Bombardier Acquisition”).
Spirit, Spirit UK and the Bombardier Sellers entered into an amendment to the Bombardier Purchase Agreement on October 26, 2020 and closed the Bombardier Acquisition on October 30, 2020, which is described further under Note 26, Subsequent Events.

Acquisition-related expenses were $3.3 and $6.2 for the three months and nine months ended October 1, 2020, respectively, and are included in selling, general and administrative costs on the Condensed Consolidated Statement of Operations.

25.  Condensed Consolidating Financial Information

The Floating Rate Notes, 2023 Notes, and 2028 Notes (collectively, the "Unsecured Notes") are fully and unconditionally guaranteed on a senior unsecured basis by Holdings. The 2026 Notes and First Lien 2025 Notes are fully and unconditionally guaranteed on a senior secured first lien basis by Holdings and Spirit NC. The Second Lien 2025 Notes are fully and unconditionally guaranteed on a senior secured second lien basis by Holdings and Spirit NC. Together, the Floating Rate Notes, 2023 Notes, Second Lien 2025 Notes, First Lien 2025 Notes, 2026 Notes, and 2028 Notes shall be referred to as the “Existing Notes.”

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)Holdings, as the parent guarantor of the Existing Notes, as further detailed in Note 15, Debt;
(ii)Spirit, as issuer of the Existing Notes;
(iii)Spirit NC, as a guarantor of the 2026 Notes and First Lien 2025 Notes on a senior secured first lien basis and the Second Lien 2025 Notes on a senior secured second lien basis;
(iv)The Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”), on a combined basis;
(v)Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Holdings, Spirit NC, and the Non-Guarantor Subsidiaries, (b) eliminate the investments in the Company’s subsidiaries, and (c) record consolidating entries; and
(vi)Holdings and its subsidiaries on a consolidated basis.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Three Months Ended October 1, 2020

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$705.5	$56.7	$130.0	$(85.9)	$806.3
Operating costs and expenses
Cost of sales	—	812.0	54.7	122.6	(85.9)	903.4
Selling, general and administrative	3.3	43.8	0.7	5.0	—	52.8
Restructuring cost	—	10.9	0.2	8.4	—	19.5
Research and development	—	6.2	0.1	1.2	—	7.5
Loss on disposal of assets	—	—	—	—	—	—
Total operating costs and expenses	3.3	872.9	55.7	137.2	(85.9)	983.2
Operating (loss) income	(3.3)	(167.4)	1.0	(7.2)	—	(176.9)
Interest expense and financing fee amortization	—	(53.0)	—	(0.4)	0.4	(53.0)
Other (expense) income, net	—	(6.2)	(0.1)	(3.3)	(0.4)	(10.0)
(Loss) income before income taxes and equity in net (loss) income of affiliate and subsidiaries	(3.3)	(226.6)	0.9	(10.9)	—	(239.9)
Income tax benefit (provision)	1.2	82.8	(0.2)	1.4	—	85.2
(Loss) income before equity in net (loss) income of affiliate and subsidiaries	(2.1)	(143.8)	0.7	(9.5)	—	(154.7)
Equity in net (loss) income of affiliate	—	—	—	(0.8)	—	(0.8)
Equity in net (loss) income of subsidiaries	(153.4)	(9.6)	—	—	163.0	—
Net (loss) income	(155.5)	(153.4)	0.7	(10.3)	163.0	(155.5)
Other comprehensive (loss) income	51.7	51.7	—	18.7	(70.4)	51.7
Comprehensive (loss) income	$(103.8)	$(101.7)	$0.7	$8.4	$92.6	$(103.8)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Three Months Ended September 26, 2019

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$1,747.5	96.4	$218.3	$(142.3)	$1,919.9
Operating costs and expenses
Cost of sales	—	1,511.6	93.3	185.0	(142.3)	1,647.6
Selling, general and administrative	2.6	46.4	0.7	3.9	—	53.6
Research and development	—	11.0	0.2	1.4	—	12.6
Total operating costs and expenses	2.6	1,569.0	94.2	190.3	(142.3)	1,713.8
Operating income (loss)	(2.6)	178.5	2.2	28.0	—	206.1
Interest expense and financing fee amortization	—	(23.6)	—	(0.9)	0.9	(23.6)
Other income (expense), net	—	(12.1)	—	3.5	(0.9)	(9.5)
Income (loss) before income taxes and equity in net income of affiliate and subsidiaries	(2.6)	142.8	2.2	30.6	—	173.0
Income tax (provision) benefit	0.6	(36.9)	(0.5)	(4.9)	—	(41.7)
Income (loss) before equity in net income of affiliate and subsidiaries	(2.0)	105.9	1.7	25.7	—	131.3
Equity in net income of affiliate	—	—	—	—	—	—
Equity in net income (loss) of subsidiaries	133.3	27.4	—	—	(160.7)	—
Net income	131.3	133.3	1.7	25.7	(160.7)	131.3
Other comprehensive income (loss)	21.5	21.5	—	(13.9)	(7.6)	21.5
Comprehensive income (loss)	$152.8	$154.8	$1.7	$11.8	$(168.3)	$152.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Nine Months Ended October 1, 2020

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$2,182.2	$224.2	$456.0	$(334.2)	$2,528.2
Operating costs and expenses
Cost of sales	—	2,628.4	216.4	430.4	(334.2)	2,941.0
Selling, general and administrative	11.7	151.6	1.9	14.0	—	179.2
Restructuring cost	—	58.1	0.5	9.8	—	68.4
Research and development	—	24.9	0.3	2.9	—	28.1
Loss on disposal of assets	—	19.2	3.7	—	—	22.9
Total operating costs and expenses	11.7	2,882.2	222.8	457.1	(334.2)	3,239.6
Operating (loss) income	(11.7)	(700.0)	1.4	(1.1)	—	(711.4)
Interest expense and financing fee amortization	—	(133.7)	—	(1.9)	1.8	(133.8)
Other (expense) income, net	—	(65.0)	(0.2)	1.6	(1.8)	(65.4)
(Loss) income before income taxes and equity in net (loss) income of affiliate and subsidiaries	(11.7)	(898.7)	1.2	(1.4)	—	(910.6)
Income tax benefit (provision)	4.4	334.5	(0.3)	1.4	—	340.0
(Loss) income before equity in net (loss) income of affiliate and subsidiaries	(7.3)	(564.2)	0.9	—	—	(570.6)
Equity in net (loss) income of affiliate	—	—	—	(3.8)	—	(3.8)
Equity in net (loss) income of subsidiaries	(567.1)	(2.9)	—	—	570.0	—
Net (loss) income	(574.4)	(567.1)	0.9	(3.8)	570.0	(574.4)
Other comprehensive (loss) income	(20.4)	(20.4)	—	(16.8)	37.2	(20.4)
Comprehensive (loss) income	$(594.8)	$(587.5)	$0.9	$(20.6)	$607.2	$(594.8)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 26, 2019

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$5,346.5	342.3	$719.9	$(504.9)	$5,903.8
Operating costs and expenses
Cost of sales	—	4,592.5	331.6	609.9	(504.9)	5,029.1
Selling, general and administrative	9.6	149.5	2.3	12.2	—	173.6
Research and development	—	31.3	0.8	3.9	—	36.0
Total operating costs and expenses	9.6	4,773.3	334.7	626.0	(504.9)	5,238.7
Operating income (loss)	(9.6)	573.2	7.6	93.9	—	665.1
Interest expense and financing fee amortization	—	(65.9)	—	(3.0)	2.8	(66.1)
Other (expense) income, net	—	(13.7)	—	4.6	(2.8)	(11.9)
Income (loss) before income taxes and equity in net income of affiliate and subsidiaries	(9.6)	493.6	7.6	95.5	—	587.1
Income tax (provision) benefit	2.2	(110.2)	(1.8)	(14.9)	—	(124.7)
Income (loss) before equity in net income of affiliate and subsidiaries	(7.4)	383.4	5.8	80.6	—	462.4
Equity in net income of affiliate	—	—	—	—	—	—
Equity in net income of subsidiaries	469.8	86.4	—	—	(556.2)	—
Net income	462.4	469.8	5.8	80.6	(556.2)	462.4
Other comprehensive (loss) income	16.7	16.7	—	(18.0)	1.3	16.7
Comprehensive income (loss)	$479.1	$486.5	$5.8	$62.6	$(554.9)	$479.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
October 1, 2020

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$1,258.7	$—	$182.6	$—	$1,441.3
Restricted cash	—	1.3	—	—	—	1.3
Accounts receivable, net	—	517.9	66.1	182.4	(377.6)	388.8
Contract assets, short-term	—	279.0	—	54.6	—	333.6
Inventory, net	—	816.1	161.8	205.4	—	1,183.3
Other current assets	—	251.9	—	7.7	—	259.6
Total current assets	—	3,124.9	227.9	632.7	(377.6)	3,607.9
Property, plant and equipment, net	—	1,683.6	273.8	190.0	—	2,147.4
Right of use assets	—	37.3	7.0	0.1	—	44.4
Contract assets, long-term	—	4.1	—	—	—	4.1
Pension assets, net	—	378.9	—	25.3	—	404.2
Deferred income taxes	—	136.6	—	0.1	—	136.7
Goodwill	—	76.0	—	2.4	—	78.4
Intangible assets, net	—	29.5	—	—	—	29.5
Investment in subsidiary	1,172.0	818.8	—	—	(1,990.8)	—
Other assets	—	226.1	—	112.5	(186.8)	151.8
Total assets	$1,172.0	$6,515.8	$508.7	$963.1	$(2,555.2)	$6,604.4
Liabilities
Accounts payable	$—	$503.5	$234.8	$122.7	$(377.9)	$483.1
Accrued expenses	—	240.9	1.7	46.9	0.3	289.8
Profit sharing	—	33.9	—	4.2	—	38.1
Current portion of long-term debt	—	333.5	0.2	1.8	—	335.5
Operating lease liabilities, short-term	—	4.9	0.6	—	—	5.5
Advance payments, short-term	—	20.1	—	—	—	20.1
Contract liabilities, short-term	—	100.9	—	—	—	100.9
Forward loss provision, long-term	—	163.4	—	6.5	—	169.9
Deferred revenue and other deferred credits, short-term	—	15.4	—	0.3	—	15.7
Other current liabilities	—	25.6	—	12.1	—	37.7
Total current liabilities	—	1,442.1	237.3	194.5	(377.6)	1,496.3
Long-term debt	—	2,650.2	0.6	94.4	(86.2)	2,659.0
Operating lease liabilities, long-term	—	32.7	6.4	—	—	39.1
Advance payments, long-term	—	325.0	—	—	—	325.0
Pension/OPEB obligation	—	47.0	—	—	—	47.0
Contract liabilities, long-term	—	371.7	—	—	—	371.7
Forward loss provision, long-term	—	303.8	—	—	—	303.8
Deferred grant income liability - non-current	—	8.9	—	18.5	—	27.4
Deferred revenue and other deferred credits	—	28.2	—	5.4	—	33.6
Deferred income taxes	—	—	—	10.0	—	10.0
Other liabilities	—	214.2	—	5.9	(100.6)	119.5
Total equity	1,172.0	1,092.0	264.4	634.4	(1,990.8)	1,172.0
Total liabilities and stockholders’ equity	$1,172.0	$6,515.8	$508.7	$963.1	$(2,555.2)	$6,604.4

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended October 1, 2020

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash used in operating activities	$—	$(634.9)	$(16.2)	$38.3	$—	$(612.8)
Investing activities
Purchase of property, plant and equipment	—	(53.4)	(1.3)	(15.7)	—	(70.4)
Acquisition, net of cash acquired	—	(117.9)	—	—	—	(117.9)
Other	—	0.4	—	4.5	—	4.9
Net cash used in investing activities	—	(170.9)	(1.3)	(11.2)	—	(183.4)
Financing activities
Proceeds from issuance of debt	—	1,200.0	—	—	—	1,200.0
Proceeds from revolving credit facility	—	—	—	—	—	—
Customer financing	—	10.0	—	—	—	10.0
Principal payments of debt	—	(21.2)	(0.2)	(1.3)	—	(22.7)
Payments on term loans	—	(439.7)	—	—	—	(439.7)
Payments on revolving credit facility	—	(800.0)	—	—	—	(800.0)
Proceeds (payments) from intercompany debt	—	(20.9)	17.7	3.2	—	—
Taxes paid related to net share settlement of awards	—	(14.0)	—	—	—	(14.0)
Proceeds (payments) from subsidiary for purchase of treasury stock	(0.1)	0.1	—	—	—	—
Purchase of treasury stock	0.1	—	—	—	—	0.1
Proceeds (payments) from subsidiary for dividends paid	14.4	(14.4)	—	—	—	—
Dividends paid	(14.4)	—	—	—	—	(14.4)
Proceeds from issuance of ESPP stock	—	2.6	—	—	—	2.6
Debt issuance costs	—	(27.6)	—	—	—	(27.6)
Other		—	—	0.1	—	0.1
Net cash (used in) provided by financing activities	—	(125.1)	17.5	2.0	—	(105.6)
Effect of exchange rate changes on cash and cash equivalents	—	0.5	—	(3.8)	—	(3.3)
Net (decrease) increase in cash and cash equivalents for the period	—	(930.4)	—	25.3	—	(905.1)
Cash, cash equivalents, and restricted cash, beginning of period	—	2,210.0	—	157.2	—	2,367.2
Cash, cash equivalents, and restricted cash, end of period	$—	$1,279.6	$—	$182.5	$—	$1,462.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 26, 2019

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$571.3	$53.3	$94.0	$—	$718.6
Investing activities
Purchase of property, plant and equipment	—	(94.0)	(7.7)	(17.1)	—	(118.8)
Other	—	0.1	—	—	—	0.1
Net cash used in investing activities	—	(93.9)	(7.7)	(17.1)	—	(118.7)
Financing activities
Proceeds from issuance of debt	—	250.0	—	—	—	250.0
Proceeds from revolving credit facility	—	100.0	—	—	—	100.0
Principal payments of debt	—	(7.8)	(0.2)	(0.5)	—	(8.5)
Payments on term loans	—	(5.2)	—	—	—	(5.2)
Payments on revolving credit facility	—	(100.0)	—	—	—	(100.0)
Proceeds (payments) from intercompany debt	—	56.1	(45.4)	(10.7)	—	—
Taxes paid related to net share settlement of awards	—	(12.1)	—	—	—	(12.1)
Proceeds (payments) from subsidiary for dividends paid	37.8	(37.6)	—	(0.2)	—	—
Dividends paid	(37.8)	—	—	—	—	(37.8)
Proceeds (payments) from subsidiary for purchase of treasury stock	75.0	(75.0)	—	—	—	—
Purchase of treasury stock	(75.0)	—	—	—	—	(75.0)
Proceeds from issuance of ESPP stock	—	1.3	—	—	—	1.3
Other	—	0.8	—	—	—	0.8
Net cash provided by (used in) financing activities	—	170.5	(45.6)	(11.4)	—	113.5
Effect of exchange rate changes on cash and cash equivalents	—	(13.2)	—	(0.3)		(13.5)
Net increase in cash and cash equivalents for the period	—	634.7	—	65.2	—	699.9
Cash, cash equivalents, and restricted cash, beginning of period	—	725.5	—	68.6	—	794.1
Cash, cash equivalents, and restricted cash, end of period	—	1,360.2	—	133.8	—	1,494.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

26.  Subsequent Events

Refinancing

On October 5, 2020, Spirit, the Company, and Spirit NC terminated the 2018 Credit Agreement, entered into the Credit Agreement, issued the First Lien 2025 Notes, and entered into the Fourth Supplemental Indenture with respect to the 2026 Notes. For more information, see Note 15, Debt.

Bombardier Acquisition

On October 26, 2020, Spirit, Spirit UK and the Bombardier Sellers entered into an amendment to the Bombardier Purchase Agreement (the “Amendment”). The Amendment reduced the net proceeds purchase price payable to the Bombardier Sellers from $500 to $275. Spirit will continue to make a special contribution of £100 (approximately $130) to the Shorts pension scheme (“Shorts Pension”) on the first anniversary of closing.

On October 30, 2020, Spirit and Spirit UK closed the Bombardier Acquisition and assumed certain liabilities including the net pension liabilities of the Shorts Pension and Shorts' financial payment obligations under a repayable investment agreement with the United Kingdom’s Department for Business, Energy and Industrial Strategy. The acquired business involves aerostructures and fabrication manufacturing and MRO services. The backlog of work includes long-term contracts on Airbus programs, along with Bombardier business jets. The acquisition is in line with the Company’s growth strategy of increasing Airbus content, growing the Company's aftermarket business, and developing a low-cost country footprint.
The Company has begun the process of estimating the fair value of tangible and intangible assets acquired and liabilities assumed in connection with the Bombardier Acquisition. The initial fair value estimates and related purchase price allocation will be completed on a preliminary basis and recorded in the fourth quarter of 2020.

We expect any supplemental pro forma information required by ASC 805 to be completed in the fourth quarter and disclosed in the Company’s 2020 Annual Report on Form 10-K. The amount of time required to accurately calculate any required supplemental pro-forma financial data and compile the detailed information required to support the purchase accounting results exceeds the amount of time which has lapsed since closing the transaction on October 30, 2020. As a result, any supplemental pro-forma financial information required by ASC 805 is not available as of the filing date.

Acquisition-related expenses were $3.3 and $6.2 for the three months and nine months ended October 1, 2020, respectively, and are included in selling, general and administrative costs on the condensed consolidated statement of operations.

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

1)the timing and conditions surrounding the return to service of the B737 MAX, future demand for the aircraft, and any residual impacts of the grounding on production rates for the aircraft;
2)our reliance on Boeing for a significant portion of our revenues;
3)our ability to continue to grow our business and execute our growth strategy including our ability to enter into profitable supply arrangements with additional customers;
4)the business condition and liquidity of Boeing, Airbus and other customers and their ability to satisfy their contractual obligations to the Company;
5)demand for our products and services and the effect of economic or geopolitical conditions, or other events, such as pandemics, in the industries and markets in which we operate in the U.S. and globally;
6)the impact of the COVID-19 pandemic on our business and operations, including on the demand for our and our customers’ products and services, on trade and transport restrictions, on the global aerospace supply chain, on our ability to retain the skilled work force necessary for production and development and generally on our ability to effectively manage the impacts of the COVID-19 pandemic on our business operations;
7)the certainty of our backlog, including the ability of customers to cancel or delay orders prior to shipment;
8)our ability to accurately estimate and manage performance, cost, margins, and revenue under our contracts, and the potential for additional forward losses on new and maturing programs;
9)our ability and our suppliers’ ability to accommodate, and the cost of accommodating, changes in the build rates of certain aircraft;
10)competitive conditions in the markets in which we operate, including in-sourcing by commercial aerospace original equipment manufacturers;
11)our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing, Airbus and other customers;
12)our ability to effectively assess, manage, and integrate the acquisition of select assets of Bombardier along with other acquisitions that we pursue, and generate synergies and other cost savings therefrom, while avoiding unexpected costs, charges, expenses, and adverse changes to business relationships and business disruptions;
13)the possibility that our cash flows may not be adequate for our additional capital needs;
14)our ability to avoid or recover from cyber-based or other security attacks and other operations disruptions;
15)legislative or regulatory actions, both domestic and foreign, impacting our operations;
16)the effect of changes in tax laws and rates including as a result of the 2020 U.S. presidential election and our ability to accurately calculate and estimate the effect of such changes;
17)any reduction in our credit ratings;
18)our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components;
19)our ability to recruit and retain a critical mass of highly skilled employees;
20)our relationships with the unions representing many of our employees, including our ability to avoid labor disputes and work stoppages with respect to our union employees;
21)spending by the U.S. and other governments on defense;
22)pension plan assumptions and future contributions; and
23)the effectiveness of our internal control over financial reporting; and any difficulties or delays that could affect the Company’s ability to effectively implement the remediation plan, in whole or in part, to address the material weakness identified in the Company’s internal control over financial reporting, as described in Item 9A. “Controls and Procedures” of the Annual Report on Form 10-K for the year ended December 31, 2019;

24)the outcome or impact of ongoing or future litigation, claims, and regulatory actions, including our exposure to potential product liability and warranty claims;
25)our ability to continue selling certain receivables through our supplier financing programs;
26)our ability to access the capital markets to fund our liquidity needs, and the costs and terms of any additional financing;
27)any regulatory or legal action arising from the review of our accounting processes;
28)potential impacts on the Company and the jurisdictions it operates relating to the 2020 U.S. presidential election, including potential changes to the Department of Defense budgets and spending; and
29)the risks of doing business internationally, including fluctuations in foreign currency exchange rates, impositions of tariffs or embargoes (including recent contemplated actions by the World Trade Organization and any retaliatory actions from other jurisdictions), trade restrictions, compliance with foreign laws, and domestic and foreign government policies.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the section captioned “Risk Factors” in our most recent Annual Report on Form 10-K and under Part II, Item 1A, “Risk Factors” in Form 10-Q for the first and second quarters of 2020 and hereunder for a more complete discussion of these and other factors that may affect our business.

COVID-19

During the three months ended October 1, 2020, the COVID-19 pandemic has continued to have a significant negative impact on the aviation industry, our customers, and our business globally. In response to the pandemic, we and our customers have implemented production suspensions and our customers have adjusted production rates. Our customers may reduce or alter production rates again if circumstances require. A description of our customers’ rates are below. We expect the pandemic and its effects to continue to have a significant negative impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

In response to the COVID-19 pandemic, we have enacted our crisis management and response process as part of our enterprise risk management program to help us navigate the challenges we face due to the COVID-19 pandemic. Actions that we have taken include the following (certain capitalized terms are defined further below):

•Deployed global teams to monitor the situation and recommend appropriate actions;
•Implemented travel restrictions for our employees;
•Implemented social-distancing standards throughout the workplace and mandated mask use;
•Initiated consistent and ongoing cleaning of high-touch areas;
•Conducted deep cleaning and sanitization of work spaces potentially exposed to the virus;
•Established processes aligned with CDC guidelines to work with any exposed individual on the necessary quarantine period and the process to return to work; and
•Implemented working from home to minimize potential exposure to the virus.

Spirit has taken several actions to reduce costs, increase liquidity and strengthen our financial position in light of the economic impact of the COVID-19 pandemic, and the B737 MAX impact (further described below), including the following:

•Reduced pay for all executives by 20 percent until further notice;
•Reduced 2020-2021 term non-employee director compensation by 15 percent;
•Reduced planned capital expenditures and operating expenses;
•Suspended share repurchase program;
•Reduced quarterly dividends to one penny per share;
•Initiated multiple production worker furloughs;
•Reduced pay for all U.S. based, salaried employees and implemented a correlating four-day work week which remains in place for salaried workforce at its Wichita, Kansas facility until further notice;
•Reduced ~6,600 employees globally including voluntary packages;

•Amended and eventually terminated our 2018 Credit Agreement and put into place current Credit Agreement for $400 million;
•Issued $1.2 billion in Second Lien 2025 Notes and $500 million in First Lien 2025 Notes; and
•Elected to defer the payment of $21.4 million in employer payroll taxes incurred through October 1, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), of which 50% is required to be deposited by December 2021 and the remaining 50% by December 2022 and accrued a pre-tax benefit related to the Employee Retention Credit related to paid employee furloughs of approximately $13.6 million. In addition, as of October 1, 2020 the Company has recorded a deferral of $29.4 million of VAT payments until March 2022 under the United Kingdom deferral scheme.

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

Boeing Production Volumes

As of October 1, 2020 the overall rates announced by Boeing and used by the Company in the third quarter of 2020 are as follows:

•B737 MAX, including P-8, of 72 shipsets for 2020, increasing to 31 airplanes per month (“APM”) in 2022;
• B787 average production volume of 10 APM in 2020, decreasing to 6 APM in 2021 and 2022;
• B777/777X average production volume of 3.6 APM in 2020, decreasing to 1.8 APM in 2021;
• B767 current and future production volume of 3 APM; and
• B747 current production volume of 0.5 APM and ending production in 2022.

The Company is attempting to calibrate its cost structure to the lower production volumes and manage the impact of excess production capacity across our sites. The Company’s strategy to recalibrate its cost structure is likely to lead to a consolidation of sites where excess capacity exists.

Airbus Production Volumes

As of October 1, 2020 the overall rates announced by Airbus and used by the Company in third quarter are as follows:

•Single-aisle average production volume of 40 APM;
•A350 average production volume of 3.5 APM in 2020, increasing to 5 APM end of 2021; and
•A330 average production volume of 2 APM.

Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that COVID-19 will have on our business going forward, including:

•whether there will be additional production suspensions or production rate reductions relating to the COVID-19 pandemic and the resulting impact on our financial performance, liquidity and our cash flows;
•if we will have significant employee absenteeism due to fear of COVID-19 infection;
•if we may experience lawsuits or regulatory actions due to COVID-19 spread in the workplace;
•reputational risk we may experience due to COVID-19 spread in the workplace;
•the effect of significant salary cuts across our workforce, which may result in critical employee departures;
•the impact remote working arrangements, salary reductions, and shortened work weeks for salaried employees will have on the health and productivity of management and our employees, and our ability to maintain our financial reporting processes and related controls and manage the complex accounting issues presented by the COVID-19 pandemic such as excess cost accounting, impairment analysis and business combination controls;
•the impact on the Company’s vendors and outsourced business processes and their process and controls documentation;
•the impact on our suppliers, including whether they will be able to meet our future needs;
•the impact on our contracts with our customers and suppliers, including force majeure provisions;
•our ability to withstand and recover from any cyberattacks as a result of a remote working environment, and potential reputational impacts or loss of customer contracts as a result of such cyberattacks;

•the impact on our ability to successfully integrate the Bombardier Acquisition;
•the impact on the public’s demand and ability to pay for future airline travel, whether or not vaccines or effective treatments for COVID-19 become available; and
•the impact of Government health and protection policies to future air traffic demand.

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

The extent of the effects of the COVID-19 outbreak on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments, most of which are outside of our control. These include, but are not limited to:

•the severity, extent and duration of the global pandemic and its impact on the aircraft industry;
•the availability of a vaccine or cure that mitigates the effect of the virus;
•actions taken by governments and municipalities to contain the disease or treat its impact, including travel restrictions and bans, bans on public gatherings, closures of non-essential businesses and aid and economic stimulus efforts;
•the speed and extent of the recovery across the broader travel ecosystem, including how long the public will continue to be concerned about the pandemic and avoid aircraft travel; and
•any economic recession resulting from the pandemic.

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

As of October 1, 2020, the Company has deferred $21.4 million of employer payroll taxes, as allowed by the CARES Act, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022 and accrued a pre-tax benefit related to the Employee Retention Credit related to paid employee furloughs of approximately $13.6 million. In addition, as of October 1, 2020, the Company has recorded a deferral of $29.4 million of VAT payments until March 2022 under the United Kingdom deferral scheme.

The CARES Act allows net operating losses to be carried back to the previous five years, when the federal tax rate was 35%. As of October 1, 2020, the Company anticipates it will report a net operating loss when it files its fiscal year 2020 tax return.  Management will continue to monitor potential legislation as well as dynamic market conditions which may materially alter the anticipated value of this net operating loss.

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

•On April 12, 2019, Boeing and the Company executed a Memorandum of Agreement (the “2019 MOA”) providing that the Company was to maintain its delivery rate of 52 shipsets per month with respect to the B737 MAX. Previously, the Company was expecting to increase production to a rate of 57 shipsets per month in 2019;
•On December 19, 2019, Boeing directed the Company to stop all B737 MAX deliveries to Boeing effective January 1, 2020. Accordingly, Spirit suspended all B737 MAX production beginning on January 1, 2020;
•On February 6, 2020, Boeing and Spirit entered into a Memorandum of Agreement (the “2020 MOA”) largely superseding the 2019 MOA and providing for Spirit to deliver to Boeing 216 B737 MAX shipsets in 2020;
•On May 4, 2020, Boeing and the Company agreed that Spirit would deliver 125 B737 MAX shipsets to Boeing in 2020; and
•On June 19, 2020, Boeing directed Spirit to reduce its 2020 B737 production plan from 125 to 72 shipsets.

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

While recent news reports have indicated that the recertification process for the B737 MAX continues, we are unable to determine definitively when Boeing will be able to secure regulatory approval for the B737 MAX. Based on public information, we have assumed that regulatory approval will enable Boeing to resume delivering B737 MAX aircraft to its customers in the fourth quarter of 2020. However, the civil aviation authorities control the timeline for recertification and resumption of deliveries and actual timing may be materially different. Further, we cannot predict the effect of the COVID-19 pandemic on this timeline. In the event of delays to this timeline and corresponding changes to our production rate, we may be required to take actions with longer-term impact, such as additional changes to our production plans, employment reductions and/or the expenditure of significant resources to support our supply chain and/or Boeing.

If Boeing is unable to return the B737 MAX to service in one or more jurisdictions, begin timely deliveries to customers, or if our customers’ production levels across our programs are reduced beyond current expectations due to depressed demand relating to COVID-19 or otherwise, our liquidity position may worsen absent our ability to procure additional financing, our ability to comply with the terms of our existing indebtedness may be negatively impacted and our business, financial condition, results of operations and cash flows could be materially adversely impacted.

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

The uncertainties associated with the duration of the COVID-19 pandemic increase the difficulty in estimating the potential impact of these factors. Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, October 1, 2020. Subsequent to this date, it is reasonably possible that changes to the global economic situation and to public securities markets as a consequence of the COVID-19 pandemic could alter estimates as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment.

At October 1, 2020, the net book value of long-lived assets was $2,147.4 million and the balance of intangible assets was $29.5 million. For the period ended October 1, 2020, there were no events which would require the Company to update its impairment analysis.

As of October 1, 2020, the balance of goodwill was $78.4 million. Goodwill primarily represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the acquisition of Fiber Materials Inc. ("FMI") in the first quarter of 2020. Goodwill is primarily assigned to two reporting units, our fuselage systems reporting unit which is aligned with our Fuselage Systems Segment, and our propulsion systems reporting unit which is aligned to our Propulsion Systems Segment.

The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended October 1, 2020, there were no triggering events which would require the Company to update its goodwill impairment analysis. As discussed above, due to the inherent uncertainties of the current operating environment, we will continue to evaluate our reporting units for events or circumstances that indicate that their fair values may be lower than their carrying values, however, as of October 1, 2020, management believes that there is sufficient excess fair value for each of the reporting units such that no material amount of goodwill is at risk of failing future quantitative impairment tests.

Bombardier Acquisition

On October 31, 2019, Spirit and Spirit UK, wholly owned subsidiaries of the Company, entered into a definitive agreement (the “Bombardier Purchase Agreement”) with Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation (collectively, the “Bombardier Sellers”) pursuant to which Spirit UK agreed to acquire the outstanding equity of Short Brothers plc (“Shorts”) and Bombardier Aerospace North Africa SAS ("BANA"), and Spirit agreed to acquire substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Business”) and assume certain liabilities of Shorts and BANA (the “Bombardier Acquisition”).

On October 26, 2020, Spirit, Spirit UK and the Bombardier Sellers entered into an amendment to the Bombardier Purchase Agreement (the “Amendment”). The Amendment reduced the net proceeds purchase price payable to the Bombardier Sellers from $500 million to $275 million. Spirit will continue to make a special contribution of £100 million (approximately $130 million) to the Shorts pension scheme (“Shorts Pension”) on the first anniversary of closing.

On October 30, 2020, Spirit and Spirit UK closed the Bombardier Acquisition and assumed certain liabilities including the net pension liabilities of the Shorts Pension and Shorts' financial payment obligations under a repayable investment agreement with the United Kingdom’s Department for Business, Energy and Industrial Strategy. The acquired business involves aerostructures and fabrication manufacturing and maintenance, repairs and overhaul (“MRO”) services. The backlog of work includes long-term contracts on Airbus programs, along with Bombardier business jets. The acquisition is in line with the Company’s growth strategy of increasing Airbus content, growing the Company's aftermarket business, and developing a low-cost country footprint.

Under the original Bombardier Purchase Agreement, the Pension Contribution was to be made at Closing. Subsequently, in exchange for a parent guarantee by Spirit of up to £112.4 million (approximately $146.0 million), the parties changed the date on which the payment will be made to-one year after closing (October 30, 2021). The Shorts Pension is in a deficit position and there is a risk that additional contributions will be required to fund the deficit or from the trustees the UK Pension Regulator as described under Part II, Item 1A. "Risk Factors."

Asco Acquisition

On May 1, 2018, the Company and its wholly-owned subsidiary Spirit AeroSystems Belgium Holdings BVBA (“Spirit Belgium”) entered into a definitive agreement (as amended, the “Asco Purchase Agreement”) with certain private sellers (the “Sellers”) providing for the purchase by Spirit Belgium of all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco Industries N.V., subject to certain customary closing adjustments, including foreign currency adjustments.

On September 25, 2020, the Company, Spirit Belgium and the Sellers entered into an amendment to the Asco Purchase Agreement (the “Termination Agreement”) pursuant to which the parties agreed to terminate the Asco Purchase Agreement, including all schedules and annexes thereto (other than certain confidentiality agreements) (collectively with the Asco Purchase

Agreement, the “Transaction Documents”), effective as of September 25, 2020. Under the Termination Agreement, the parties also agreed to release each other from any and all claims, rights of action, howsoever arising, of every kind and nature, in connection with, arising out of, based upon or related to, directly or indirectly, the Transaction Documents, including any breach, non-performance, action or failure to act under the Transaction Documents.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Nine Months Ended
	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
	($ in millions)		($ in millions)
Revenue	$806.3	$1,919.9	$2,528.2	$5,903.8
Cost of sales	903.4	1,647.6	2,941.0	5,029.1
Gross (loss) profit	(97.1)	272.3	(412.8)	874.7
Selling, general and administrative	52.8	53.6	179.2	173.6
Restructuring costs	19.5	—	$68.4	—
Research and development	7.5	12.6	28.1	36.0
Loss on disposal of assets	$—	—	$22.9	—
Operating (loss) income	(176.9)	206.1	(711.4)	665.1
Interest expense and financing fee amortization	(53.0)	(23.6)	(133.8)	(66.1)
Other (expense) income, net	(10.0)	(9.5)	(65.4)	(11.9)
(Loss) income before income taxes and equity in net (loss) income of affiliate	(239.9)	173.0	(910.6)	587.1
Income tax benefit (provision)	85.2	(41.7)	340.0	(124.7)
(Loss) income before equity in net (loss) income of affiliate	(154.7)	131.3	(570.6)	462.4
Equity in net (loss) income of affiliate	(0.8)	—	(3.8)	—
Net (loss) income	$(155.5)	$131.3	$(574.4)	$462.4

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Nine Months Ended
Model	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
B737	15	154	52	453
B747	1	2	4	5
B767	9	9	20	25
B777	14	15	30	44
B787	30	40	92	124
Total Boeing	69	220	198	651
A220	9	8	32	26
A320 Family	108	160	365	510
A330	4	9	17	27
A350	12	23	51	81
A380	—	—	—	1
Total Airbus	133	200	465	645
Business and Regional Jets (1)	4	17	26	43
Total	206	437	689	1,339

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

Net revenues by prime customer are as follows:

	Three Months Ended		Nine Months Ended
Prime Customer	October 1, 2020	September 26, 2019	October 1, 2020	September 26, 2019
	($ in millions)		($ in millions)
Boeing	$493.8	$1,542.0	$1,539.9	$4,705.1
Airbus	160.1	284.1	575.3	934.0
Other	152.4	93.8	413.0	264.7
Total net revenues	$806.3	$1,919.9	$2,528.2	$5,903.8

Changes in Estimates

During the third quarter of 2020, we recognized unfavorable changes in estimates of $123.8 million, which included net forward charges of $128.4 million, and favorable cumulative catch-up adjustments related to periods prior to the third quarter of 2020 of $4.6 million.

We provided previous guidance which disclosed an estimated forecasted forward loss in the third quarter ended October 1, 2020 on the B787 program of $25-$35 million and the A350 program of $13-$20 million based upon data available as of July 2, 2020. Throughout the quarter ended October 1, 2020, the demand for wide body aircraft continued to evolve as a result of uncertainty regarding timing of resolution of the global pandemic. We evaluated additional schedule and production demand information received from our customers, market and analyst data including forecasted demand for wide body aircraft, and as a result, adjusted the expected results on the B787 and A350 programs to include a lower rate of production for a longer duration compared to its previous forecast. This resulted in incremental fixed cost absorption on the B787 and A350 programs and as a result, the forward loss recognized was $64.7 million on the B787 program and $44.9 million on the A350 program for the quarter ended October 1, 2020.

During the same period in the prior year, we recognized total unfavorable changes in estimates of $41.8 million, which included unfavorable changes in estimates on loss programs of $28.8 million, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2019 of $13.0 million.

Three Months Ended October 1, 2020 as Compared to Three Months Ended September 26, 2019

Revenue.  Revenues for the three months ended October 1, 2020 were $806.3 million, a decrease of $1,113.6 million, or 58.0%, compared to net revenues of $1,919.9 million for the same period in the prior year. Lower revenues were recorded for all segments during the third quarter of 2020 compared to the same period in the prior year. The decrease in revenues was primarily due to B737 MAX grounding and lower production activity on B787, B777, A350, and A320 due to COVID-19, partially offset by increased Defense activity. Approximately 81% of Spirit’s net revenues for the third quarter of 2020 came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing decreased to 69 shipsets during the third quarter of 2020, compared to 220 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the B737 MAX and B787 programs. Total production deliveries to Airbus decreased to 133 shipsets during the third quarter of 2020, compared to 200 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the A320 and A350 programs. Total production deliveries of business/regional jet wing and wing components decreased to 4 shipsets during the third quarter of 2020, compared to 17 shipsets delivered in the same period of the prior year. In total, production deliveries decreased to 206 shipsets during the third quarter of 2020, compared to 437 shipsets delivered in the same period of the prior year.
Gross (Loss) Profit.  Gross Loss was ($97.1) million for the three months ended October 1, 2020, compared to Gross Profit of $272.3 million for the same period in the prior year. This decrease was primarily driven by decreased margins recognized on the B737 MAX and B777 programs, additional forward losses on B787 and A350 programs due to reduced production rates, excess capacity production costs of $72.6 million due to temporary production schedule changes on B737 MAX and A320 programs, and temporary workforce favorable adjustments of $10.9 million due to COVID-19, net of the U.S. employee retention credit and U.K. government subsidies. In the third quarter of 2020, we recognized $4.6 million of favorable cumulative catch-up adjustments related to periods prior to the third quarter of 2020, and $128.4 million of net forward loss charges related to the B787, B747, B767 A350, and BR725 programs. In the third quarter of 2019, we recorded $13.0 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2019, and $28.8 million of net forward loss charges.

SG&A and Research and Development.  SG&A expense was $0.8 million lower for the three months ended October 1, 2020, compared to the same period in the prior year. Research and development expense was $5.1 million lower for the three months ended October 1, 2020, compared to the same period in the prior year.

Restructuring Costs. Restructuring costs were $19.5 million higher for the three months ended October 1, 2020, compared to the same period in the prior year for cost-alignment and headcount reductions as a result of B737 MAX grounding and COVID-19 impacts.

Operating (Loss) Income.  Operating loss for the three months ended October 1, 2020 was ($176.9) million, a decrease of $383 million, compared to operating income of $206.1 million for the same period in the prior year. The decrease was primarily driven by the production schedule changes on B737 MAX, B787, B777, A350 and A320 programs. Spirit recognized lower margin driven by significantly less deliveries as a result of B737 MAX grounding and COVID-19 impacts, excess capacity production costs of $72.6 million, temporary workforce favorable adjustment of $10.9 million due to COVID-19 net of U.S. employee retention credit and U.K. government subsidies, and restructuring expenses of $19.5 million for cost-alignment and headcount reductions. Further, Spirit recognized a non-cash expense of $2.6 million resulting from the Company's Voluntary Retirement Program (the "VRP"). In addition to the expenses described above, Spirit recognized forward loss charges of $128.4 million in the third quarter of 2020 related to the B787, B747, B767, A350, and BR725 programs.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended October 1, 2020 includes $41.0 million of interest and fees paid or accrued in connection with long-term debt and $4.4 million in amortization of deferred financing costs and original issue discount, compared to $19.9 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount for the same period in the prior year.

Other (Expense) Income, net. Other expense, net for the three months ended October 1, 2020 was $10.0 million, compared to $9.5 million for the same period in the prior year. Other expense, net during the third quarter of 2020 was primarily driven by loss reclassified from Accumulated Other Comprehensive Income ("AOCI") as a result of termination of a swap agreement.

Provision for Income Taxes. On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss ("NOL") carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of earnings before interest, taxes, depreciation and amortization. The anticipated impacts of the CARES Act have been incorporated into our results and are reflected in the effective tax rate outlined below

Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that could give rise to discrete recognition include excess tax benefit in respect of share-based compensation, finalizing audit examinations for open tax years, statute of limitations expiration, or a change in tax law.

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

The income tax benefit for the three months ended October 1, 2020 includes ($78.3) million for federal taxes, ($5.3) million for state taxes and ($1.6) million for foreign taxes. The income tax benefit for the three months ended September 26, 2019 includes $39.5 million for federal taxes, ($2.7) million for state taxes and $4.9 million for foreign taxes. The effective tax rate for the three months ended October 1, 2020 was 35.5% as compared to 24.1% for the same period in 2019. As we are reporting a pre-tax loss for the three months ended October 1, 2020, increases to tax expense result in a decrease to our effective tax rate and decreases to tax expense result in an increase to our effective tax rate. The increase to our effective tax rate is primarily due to the benefits generated related to the carryback of our 2020 estimated income tax loss as permitted by the CARES Act, to state credits generated, offset by reduction in the GILTI tax.
The increase from the U.S. statutory tax rate (resulting in incremental tax benefit) is attributable primarily to the impact of the resulting permanent benefit related to the carryback of our 2020 estimated tax loss, offset by foreign tax rates lower than the U.S. rate.

The United Kingdom Finance Act 2020 was passed by the House of Commons on July 2, 2020 and received Royal Assent on July 22, 2020. As a result of the enactment of this tax law change, we have a re-measurement related to our deferred tax liabilities in the third quarter of 2020 resulting in less than $1 million of income tax expense.

Segments.  The following table shows segment revenues and operating income for the three months ended October 1, 2020 and September 26, 2019:

	Three Months Ended
	October 1, 2020	September 26, 2019
	($ in millions)
Segment Revenues
Fuselage Systems	$421.1	$1,005.3
Propulsion Systems	170.8	520.9
Wing Systems	168.3	391.0
All Other	46.1	2.7
	$806.3	$1,919.9
Segment Operating (Loss) Income
Fuselage Systems	$(96.7)	$105.8
Propulsion Systems	(15.6)	111.7
Wing Systems	(23.2)	53.9
All Other	19.1	1.3
	(116.4)	272.7
SG&A	(52.8)	(53.6)
Research and development	(7.5)	(12.6)
Unallocated cost of sales (1)	(0.2)	(0.4)
Total operating (loss) income	$(176.9)	$206.1

(1) Includes $0.2 million reversal of warranty expense and $0.4 million warranty expense for the three months ended October 1, 2020 and September 26, 2019, respectively.

Fuselage Systems Segment, Propulsion Systems Segment, Wing System Segment, and All Other represented approximately 52%, 21%, 21% and 6%, respectively, of our net revenues for the three months ended October 1, 2020.

Fuselage Systems.  Fuselage Systems Segment net revenues for the three months ended October 1, 2020 were $421.1 million, a decrease of $584.2 million, or 58%, compared to the same period in the prior year. The decrease in revenue was primarily due to lower production volumes on B737 MAX, B787, B777, and A350 programs partially offset by increased Defense activity. Fuselage Systems Segment operating margins were (23%) for the three months ended October 1, 2020, compared to 11% for the same period in the prior year, primarily due to lower margins recognized on the B737 MAX program due to significantly less deliveries, forward losses on B787 and A350 programs, excess capacity production costs of $42.0 million, temporary workforce favorable impact of $7.4 million due to COVID-19 net of U.S. employee retention credit, and restructuring costs of $6.6 million for cost alignment and headcount reductions. In the third quarter of 2020, the segment recorded favorable cumulative catch-up adjustments of $8.8 million and net forward loss charges of $92.0 million. In comparison, during the third quarter of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $14.4 million and net forward loss charges of $18.8 million.

Propulsion Systems.  Propulsion Systems Segment net revenues for the three months ended October 1, 2020 were $170.8 million, a decrease of $350.1 million, or 67%, compared to the same period in the prior year. The decrease was primarily due to lower production volumes on B737 MAX, B777, and B787 programs. Propulsion Systems Segment operating margins were (9%) for the three months ended October 1, 2020, compared to 21% for the same period in the prior year. This decrease was primarily driven by lower margins due to significantly less deliveries on the B737 MAX, and B777 programs, forward loss on B787 program, excess capacity production costs of $17.5 million, and temporary workforce favorable impact of $2.9 million due to COVID-19 net of U.S. employee retention credit, and restructuring costs of $3.8 million for cost alignment and headcount reductions. The segment recorded unfavorable cumulative catch-up adjustments of $4.6 million and net forward loss charges of $14.9 million for the three months ended October 1, 2020. In comparison, during the same period of the prior year, the segment recorded favorable cumulative catch-up adjustments of $1.8 million and net forward loss charges of $4.0 million.

Wing Systems.  Wing Systems Segment net revenues for the three months ended October 1, 2020 were $168.3 million, a decrease of $222.7 million, or 57%, compared to the same period in the prior year. The decrease was primarily due to lower production volumes on B737 MAX, B777, B787, A320, and A350 programs. Wing Systems Segment operating margins were (14%) for the three months ended October 1, 2020, compared to 14% for the same period in the prior year, primarily driven by lower margins due to significantly fewer deliveries on the B737 MAX, forward losses on B787 and A350 programs, excess capacity cost of $13.1 million, temporary workforce favorable impact of $0.6 million due to COVID-19 net of U.S employee retention credit and U.K. government subsidies, and restructuring costs of $9.1 million for cost alignment and headcount reductions. In the third quarter of 2020, the segment recorded favorable cumulative catch-up adjustments of $0.4 million and net forward loss charges of $21.5 million. In comparison, during the third quarter of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $0.4 million and $6.0 million of net forward loss charges.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services and natural gas revenues from the Kansas Industrial Energy Supply Company ("KIESC"). In the three months ended October 1, 2020, all Other segment net revenues were $46.1 million, an increase of $43.4 million compared to the same period in the prior year, primarily due to non-recurring revenue.

Nine Months Ended October 1, 2020 as Compared to Nine Months Ended September 26, 2019

Revenue.  Revenues for the nine months ended October 1, 2020 were $2,528.2 million, a decrease of $3,375.6 million, or 57.2%, compared to net revenues of $5,903.8 million for the same period in the prior year. The decrease in revenues was primarily due to decreased production activity on the B737 MAX, B777, B787, A350 and A320, partially offset by increased Defense activity. Approximately 83.7% of Spirit’s net revenues for the period came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing decreased to 198 shipsets through third quarter of 2020, compared to 651 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the B737 MAX, B777, B767 and B787 programs. Total production deliveries to Airbus decreased to 465 shipsets through third quarter of 2020, compared to 645 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the A320, A330 and A350 programs, partially offset by increased A220 deliveries. Total production deliveries of business/regional jet wing and wing components decreased to 26 shipsets through third quarter of 2020, compared to 43 shipsets delivered in the same period of the prior year. In total, production deliveries decreased to 689 shipsets through third quarter of 2020, compared to 1,339 shipsets delivered in the same period of the prior year.
Gross (Loss) Profit.  Gross Loss was ($412.8) million for the nine months ended October 1, 2020, compared to Gross Profit of $874.7 million for the same period in the prior year. This decrease was primarily driven by decreased margins recognized on the B737 MAX, B777, and A320 programs, forward loss charges on B787 and A350 programs due to reduced production rates, excess capacity production costs of $228.8 million, and temporary workforce adjustment costs of $33.8 million due to COVID-19, net of the U.S employee retention credit and U.K. government subsidies. Through the third quarter of 2020, we recognized $30.6 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2020, and $342.2 million of net forward loss charges related to B787, B747, B767, A350 and BR725 programs. Through the third quarter of 2019, we recorded $1.8 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2019, and $21.8 million of net forward loss charges.

SG&A and Research and Development.  SG&A expense was $5.6 million higher for the nine months ended October 1, 2020, compared to the same period in the prior year mainly acquisition costs related to Asco and Bombardier. Research and development expense was $7.9 million lower for the nine months ended October 1, 2020, compared to the same period in the prior year.

Restructuring Costs. Restructuring costs were $ $68.4 million higher for the nine months ended October 1, 2020 compared to the same period in the prior year for cost-alignment and headcount reductions related to B737 MAX grounding and COVID-19 impacts.

Operating (Loss) Income.  Operating loss for the nine months ended October 1, 2020 was ($711.4) million, a decrease of $1,376.5 million, compared to operating income of $665.1 million for the same period in the prior year. The decrease was primarily driven by decreased margins on B737 MAX, B777, B787, A350 and A320 programs, excess capacity production costs of $228.8 million, and temporary workforce adjustment costs of $33.8 million due to COVID-19, net of the U.S. employee retention credit and U.K. government subsidies. Spirit also recognized restructuring expenses of $68.4 million for cost-alignment and headcount reductions, and $22.9 million loss from disposition of assets. Further, Spirit recognized a non-cash expense of $86.4 million resulting from the VRP. In addition to the expenses described above, Spirit recognized net forward loss charges of $342.2 million for the nine months ended October 1, 2020 related to B787, B747, B767, A350 and BR725 programs.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the nine months ended October 1, 2020 includes $108.8 million of interest and fees paid or accrued in connection with long-term debt and $9.8 million in amortization of deferred financing costs and original issue discount, compared to $57.4 million of interest and fees paid or accrued in connection with long-term debt and $2.7 million in amortization of deferred financing costs and original issue discount for the same period in the prior year.

Other (Expense) Income, net. Other expense, net for the nine months ended October 1, 2020 was ($65.4) million, compared to ($11.9) million for the same period in the prior year. Other expense, net through the third quarter of 2020 was primarily driven by the VRP.

Provision for Income Taxes. On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of earnings before interest, taxes, depreciation and amortization. The anticipated impacts of the CARES Act have been incorporated into our results and are reflected in the effective tax rate outlined below.

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

The income tax benefit for the nine months ended October 1, 2020 includes ($282.7) million for federal taxes, ($55.9) million for state taxes and ($1.4) million for foreign taxes. The income tax benefit for the nine months ended September 26, 2019 includes $112.7 million for federal taxes, ($2.8) million for state taxes and $14.7 million for foreign taxes. The effective tax rate for the nine months ended October 1, 2020 was 37.3% as compared to 21.2% for the same period in 2019. As we are reporting a pre-tax loss for the nine months ended October 1, 2020, increases to tax expense result in a decrease to our effective tax rate and decreases to tax expense result in an increase to our effective tax rate. The increase to our effective tax rate is primarily due to the benefits generated related to the carryback of our 2020 estimated income tax loss as permitted by the CARES Act, the re-measurement of deferred taxes under the CARES Act, increases in state tax credits, and increases in the benefit from foreign rate differences.

The increase from the U.S. statutory tax rate (resulting in incremental tax benefit) is attributable primarily to the impact of the resulting permanent benefit related to the carryback of our 2020 estimated tax loss, the re-measurement of deferred taxes under the CARES Act, and state income tax credits.

Segments.  The following table shows segment revenues and operating income for the nine months ended October 1, 2020 and September 26, 2019:

	Nine Months Ended
	October 1, 2020	September 26, 2019
	($ in millions)
Segment Revenues
Fuselage Systems	$1,299.7	$3,171.7
Propulsion Systems	565.6	1,525.5
Wing Systems	582.2	1,197.4
All Other	80.7	9.2
	$2,528.2	$5,903.8
Segment Operating (Loss) Income
Fuselage Systems	$(434.6)	$380.5
Propulsion Systems	(38.2)	304.9
Wing Systems	(52.1)	177.1
All Other	28.9	2.5
	(496.0)	865.0
SG&A	(179.2)	(173.6)
Research and development	(28.1)	(36.0)
Unallocated cost of sales (1)	(8.1)	9.7
Total operating (loss) income	$(711.4)	$665.1

(1) Includes $2.7 million warranty expense and $10.1 million reversal of warranty expense for the nine months ended October 1, 2020 and September 26, 2019, respectively.

Fuselage Systems Segment, Propulsion Systems Segment, Wing Systems Segment, and All Other represented approximately 51.4%, 22.4%, 23.0% and 3.2%, respectively, of our net revenues for the nine months ended October 1, 2020.

Fuselage Systems.  Fuselage Systems Segment net revenues for the nine months ended October 1, 2020 were $1,299.7 million, a decrease of $1,872 million, or 59.0%, compared to the same period in the prior year. The decrease in revenue was primarily due to lower production volumes on B737 MAX, B777, B787 and A350 programs partially offset by increased activity on defense. Fuselage Systems Segment operating margins were (33%) for the nine months ended October 1, 2020, compared to 12% for the same period in the prior year, primarily due to lower margins recognized on the B737 MAX program due to grounding, less deliveries on B777 program, forward losses on B787, A350 and B767 programs, excess capacity production costs of $143.8 million, temporary workforce reductions of $19.1 million due to COVID-19 net of U.S. employee retention credit, restructuring costs of $39.1 million for cost alignment and headcount reductions, and $22.5 million loss from disposition of assets. Through the third quarter of 2020, the segment recorded unfavorable cumulative catch-up adjustments of $18.9 million and net forward loss charges of $260.3 million. In comparison, during the same period of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $2 million and net forward charges of $13.8 million.

Propulsion Systems.  Propulsion Systems Segment net revenues for the nine months ended October 1, 2020 were $565.6 million, a decrease of $959.9 million, or 62.9%, compared to the same period in the prior year. The decrease was primarily due to lower production volumes on B737 MAX, B777, B787 and BR725 programs. Propulsion Systems Segment operating margins were (7%) for the nine months ended October 1, 2020, compared to 20% for the same period in the prior year. This decrease was primarily driven by lower margins due to significantly less deliveries on the B737 MAX program due to grounding, less deliveries on B777 program, forward loss on B787 program, excess capacity costs of $50.8 million, temporary workforce reductions of $7.3 million due to COVID-19 net of U.S employee retention credit, restructuring costs of $14.2 million for cost alignment and headcount reductions. The segment recorded unfavorable cumulative catch-up adjustments of $8.6 million and net forward loss charges of $34.2 million for the nine months ended October 1, 2020. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $1.5 million and net forward loss charges of $3.1 million.

Wing Systems.  Wing Systems Segment net revenues for the nine months ended October 1, 2020 were $582.2 million, a decrease of $615.2 million, or 51.4%, compared to the same period in the prior year. The decrease was primarily due to lower production volumes on B737 MAX, B777, B787, A320 and A350 programs. Wing Systems Segment operating margins were (9%) for the nine months ended October 1, 2020, compared to 15% for the same period in the prior year, primarily due to lower margins recognized on the B737 MAX and A320 program due to less deliveries, forward losses on B787 and A350 programs, excess capacity costs of $34.2 million, temporary workforce reductions of $7.4 million due to COVID-19 net of U.S employee retention credit and U.K. government subsidies, restructuring costs of $15.1 million for cost alignment and headcount reductions, and $0.4 million loss from the disposition of assets. Through the third quarter of 2020, the segment recorded unfavorable cumulative catch-up adjustments of $3.1 million and net forward loss charges of $47.7 million. In comparison, through the third quarter of 2019, the segment recorded favorable cumulative catch-up adjustments of $1.7 million and $4.9 million of net forward loss charges.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services and natural gas revenues from KIESC, a tenancy in common with other Wichita companies established to purchase natural gas where we are a major participant. In the nine months ended October 1, 2020, all Other segment net revenues were $80.7 million, an increase of $71.5 million compared to the same period in the prior year, primarily due to non-recurring programs.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows from continuing operations. Our operating cash flows from continuing operations have been adversely impacted by the B737 MAX grounding and the COVID-19 pandemic (and resulting production rate changes associated with both events) and we expect that adverse impact to continue for the remainder of 2020 and beyond. For purposes of assessing our liquidity needs in this section, we have assumed that Boeing would not further reduce the B737 MAX production rate (which naturally depends on the timely recertification of the B737 MAX and timely return to service) and that other customers generally would not further reduce their production rates.

We expend significant capital as we undertake new programs, meet increased production rates on certain mature and maturing programs, and develop new technologies for the next generation of aircraft, which may not be funded by our customers. As part of our cost-reduction actions, we have reduced our capital expenditures. In addition, other significant factors that affect our overall management of liquidity include: debt service, redemptions or repayment of debt or incentive obligations, the ability to attract long-term capital at satisfactory terms, research and development, capital expenditures, and merger and acquisition activities, such as the Bombardier aerostructures acquisitions. Historically, share repurchases and dividend payments have also been factors affecting our liquidity. Our share repurchase program is paused and we reduced our quarterly dividend to one penny per share.

In the three months ended October 1, 2020, we issued the Second Lien 2025 Notes with a principal amount of $1.2 billion and, as of October 1, 2020, our debt balance is $2,994.5 million.

As of October 1, 2020, we had $1,441.3 million of cash and cash equivalents on the balance sheet, which reflects a decrease of $505.8 million from the cash and cash equivalents balance of $1,947.1 million as of July 2, 2020.

We believe our cash on hand and cash flows generated from operations coupled with our ability to vary our cost structure quickly, will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including M&A integration activities, capital expenditures, debt service, and working capital, although we could experience significant fluctuations in our cash flows from period to period during the crisis. As of October 1, 2020, we were in compliance with all applicable covenants under our 2018 Credit Agreement, as amended. The 2018 Credit Agreement was terminated on October 5, 2020.

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

If Boeing is unable to return the B737 MAX to service in one or more jurisdictions, begin timely deliveries to customers, if production levels by Boeing or Airbus are reduced beyond current expectations due to depressed demand relating to the COVID-19 pandemic or otherwise, or if Spirit has difficulties in managing its cost structure to take into account changes in production schedules, Spirit’s liquidity position may worsen absent Spirit’s ability to procure additional financing, and Spirit’s business, financial condition, results of operations and cash flows could be materially adversely impacted.

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

Cash Flows

The following table provides a summary of our cash flows for the nine months ended October 1, 2020 and September 26, 2019:

	For the Nine Months Ended
	October 1, 2020	September 26, 2019
	($ in millions)
Net cash (used in) provided by operating activities	$(612.8)	$718.6
Net cash used in investing activities	(183.4)	(118.7)
Net cash (used in) provided by financing activities	(105.6)	113.5
Effect of exchange rate change on cash and cash equivalents	(3.3)	(13.5)
Net (decrease) increase in cash, cash equivalents and restricted cash for the period	(905.1)	699.9
Cash, cash equivalents, and restricted cash beginning of period	2,367.2	794.1
Cash, cash equivalents, and restricted cash, end of period	$1,462.1	$1,494.0

Nine Months Ended October 1, 2020 as Compared to Nine Months Ended September 26, 2019

Operating Activities. For the nine months ended October 1, 2020, we had a net cash outflow of $612.8 million from operating activities, an increase in outflow of $1,331.4 million compared to a net cash inflow of $718.6 million for the same period in the prior year. The increase in net cash outflow is primarily due to negative impacts of working capital requirements driven by supplier payments made and reduction of cash inflow from operating activities following the rate reduction due to B737 MAX grounding and COVID-19 pandemic. This was offset by the cash payments of $215 million received from Boeing as part of the 2020 MOA.

Investing Activities. For the nine months ended October 1, 2020, we had a net cash outflow of $183.4 million for investing activities, an increase in outflow of $64.7 million compared to a net cash outflow of $118.7 million for the same period in the prior year. The increase in cash outflow is primarily due to the FMI acquisition.

Financing Activities. For the nine months ended October 1, 2020, we had a net cash outflow of $105.6 million for financing activities, an increase in outflow of $219.1 million, compared to a net cash inflow of $113.5 million for the same period in the prior year primarily driven by the payment of the 2018 Revolver in second quarter 2020, repayment of the 2018 Term Loan and D2018 DDTL in third quarter 2020, partially offset by the proceeds from the issuance of the Second Lien 2025 Notes. There was a cash inflow due to a the 2018 DDTL of $250 million during the first quarter of 2019. During the nine months ended October 1, 2020, there were no repurchases of Common Stock under our share repurchase program, compared to 796,409 shares repurchased for $75 million during the same period in the prior year. Additionally, during the nine months ended October 1, 2020, we paid a dividend of $14.4 million to our stockholders of record, compared to a dividend of $37.8 million paid in the same period in the prior year.

Pension and Other Post-Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at October 1, 2020, and we anticipate non-cash pension income for 2020 to remain at or near the same level as 2019. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16, Pension and Other Post-Retirement Benefits, for more information on the Company’s pension plans.

On October 30, 2020, Spirit and Spirit UK closed the Bombardier Acquisition and assumed certain liabilities including the net pension liabilities of the Shorts Pension. Under the original Bombardier Purchase Agreement, the Pension Contribution was to be made at Closing. Subsequently, in exchange for a parent guarantee by Spirit of up to £112.4 million (approximately $146.0 million), the parties changed the date on which the payment will be made to one year after closing (October 30, 2021). The Shorts Pension is in a deficit position and there is a risk that additional contributions will be required to fund the deficit from the trustees or the UK Pension Regulator as described under Part II, Item 1A. "Risk Factors."

 Interest Rate Swaps

 On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swap has a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%. The swap expired in March 2020.

Cash Flow Hedges

During the third quarter of 2019, the Company entered into two interest rate swap agreements with a combined notional value of $450.0. As of October 1, 2020, the Company has one swap agreement with a notional value of $150.0. These derivatives have been designated as cash flow hedges by the Company. The fair value of these hedges was a liability of $1.7 as of October 1, 2020, which is recorded in the other current liabilities line item on the Condensed Consolidated Balance Sheet.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The loss recognized in AOCI was $0.0 and $14.2 million for the three and nine months ended October 1, 2020, respectively. For the three and nine months ended October 1, 2020, a loss of $1.6 million and $3.0 million was reclassified from AOCI to earnings, and included in the interest expense line item on the Condensed Consolidated Statement of Operations, and in operating activities on the Condensed Consolidated Statement of Cash Flows. For the three and nine months ended October 1, 2020 a loss of $10.4 million was reclassified from AOCI to earnings resulting from the termination of a swap agreement, and included in the other income line item on the Condensed Consolidated Statement of Operations, and in operating activities on the Condensed Consolidated Statement of Cash Flows. Within the next 12 months, the Company expects to recognize a loss of $1.7 million in earnings related to these hedged contracts. As of October 1, 2020, the maximum term of hedged forecasted transactions was 9 months.

Debt and Other Financing Arrangements

On September 30, 2020 Spirit paid the remaining balance of the 2018 Term Loan and the 2018 DDTL. As of October 1, 2020, the outstanding balance and the carrying value of the 2018 Term Loan and the 2018 DDTL was $0.0.

The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $299.6 million, $298.7 million, and $694.5 million as of October 1, 2020, respectively.

The carrying value of the Second Lien 2025 Notes and 2026 Notes was $1,183.4 and $298.0 million as of October 1, 2020, respectively.

See Note 15, Debt, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Supply Chain Financing Applicable to Suppliers

The Company has also provided its suppliers with access to a supply chain financing program through a facility with a third party financing institution. This program was primarily entered into as a result of Spirit and its subsidiaries seeking payment term extensions with suppliers and the program allows suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition. While our suppliers’ access to this supply chain financing program could be curtailed if our credit ratings are downgraded, we do not believe that changes in the availability of supply chain financing to our suppliers will have a significant impact on our liquidity.

The balance of payables to suppliers who elected to participate in supply chain financing program that is included in our accounts payable balance as of October 1, 2020 is $41.4 million. The balance as of September 26, 2019 was $149.4 million. Payables to suppliers who elected to participate in the supply chain financing program decreased by $95.9 million for the nine months ended October 1, 2020 and increased by $99.2 million for the same period in the prior year. The decrease for the nine months ended October 1, 2020 was primarily due to reduced production on certain programs and associated decreases in purchases from suppliers and not due to any changes in the availability of supply chain financing. The increase for the nine months ended September 26, 2019 reflects a combination of higher purchases, an extension of payment terms with certain suppliers and increased utilization of our supply chain financing programs.

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

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of October 1, 2020, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $212 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2020 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As disclosed in our Form 10-K for the fiscal year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting as of December 31, 2019.

The remediation plan we disclosed in our 10-K for the fiscal year ended December 31, 2019, included the following items:

•Management changes.
•Enhance training around the appropriate treatment of claims and assertions and other subjective elements and key judgments of our estimate at completion ("EAC") process to reinforce the existing written Company policies. This training will focus on control owners within the EAC process, including program, accounting and executive leadership.
•Reassess processes and design of controls to ensure that all customer claims and assertions are identified and evaluated in accordance with established Company policies and procedures. This remediation step will include validation and reconciliation of claims data with our key customers and retention of this data in a centralized claims repository to facilitate the completeness of our accounting for claims and assertions.

Over the first three quarters of 2020, our management completed the following items:

•Completed management changes.
•Developed and deployed enhanced training to specifically address the appropriate treatment of claims and assertions and other subjective elements and key judgments of our EAC process to reinforce the existing written Company policies. The training sessions included control owners within the EAC process, including program, accounting and executive leadership.
•Reassessed the required processes and design of controls to ensure that all customer claims and assertions are identified and evaluated in accordance with established Company policies and procedures. This remediation step includes validation and reconciliation of claims data with our key customers. Additionally, we developed a technology solution to retain, track, evaluate and certify that all claims data contained in this centralized claims repository are complete and appropriately included within the respective program EAC in a timely manner, including a certification from key control owners that the appropriate amounts included within the centralized claims repository are included within the respective EACs.

Management has implemented these steps and is in the process of testing the operating effectiveness of these additional processes and controls. We are currently evaluating the effectiveness of these controls in response to the material weakness identified. Except with respect to our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended October 1, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2019 Form 10-K is included in Note 20, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2019 Form 10-K, as updated by our Quarterly Reports on Form 10-Q for the first and second quarters of 2020 and herein, which could materially affect our business, financial condition, or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2019 Form 10-K, as updated by our Quarterly Reports on Form 10-Q for the first and second quarters of 2020, except for as follows:

The COVID-19 pandemic has had and is expected to continue to have a material negative impact on our industry and business.

In response to the COVID-19 pandemic, many governments around the world have implemented and are continuing to enforce a variety of measures to reduce the spread of COVID-19, including restrictions and bans on travel, bans on public gatherings, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders, and closures of businesses. In addition to governmental measures, many companies are adopting similar restrictions to protect their employees from potential exposure. These actions have forced our customers, including Boeing and Airbus, to reduce production rates. Further, such measures and the public’s desire to avoid catching COVID-19 have heavily impacted the use of aircraft transportation and caused global aviation demand to collapse, resulting in a significant negative impact on our industry, customers, suppliers, partners, workforce and operations.

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

The extent to which the pandemic will continue to negatively affect our business and results of operations will depend on numerous evolving factors and future developments that we are not able to predict, including:

•whether there will be additional production suspensions relating to the COVID-19 pandemic and the resulting impact on our financial performance, liquidity and our cash flows;
•if we will have significant employee absenteeism due to infection or fear of COVID-19 infection;
•if we may experience lawsuits or regulatory actions due to COVID-19 spread in the workplace;
•reputational risk we may experience due to COVID-19 spread in the workplace;
•the effect of significant salary cuts across our workforce, which may result in critical employee departures;
•the impact remote working arrangements, salary reductions, and shortened work weeks for salaried employees will have on the health and productivity of management and our employees, and our ability to maintain our compliance practices and procedures, financial reporting processes and related controls, and manage the complex accounting issues presented by the COVID-19 pandemic such as excess cost accounting, impairment analysis and business combination controls;
•the impact on the Company’s vendors and outsourced business processes and their process and controls documentation;
•potential failure or reduced capacity of third parties on which the Company relies, including suppliers, lenders, and other business partners, to meet the Company’s obligations and needs;
•the impact on our contracts with our customers and suppliers, including force majeure provisions;
•the availability of a vaccine or cure that mitigates the effect of the virus;
•the impacts on the financial markets and the availability and cost of credit to the Company;
•our customers’ ability to pay for our products and services;
•the impact of Government health and protection policies to future air traffic demand;
•the impact on our ability to successfully integrate the Bombardier Acquisition;

•our ability to withstand and recover from any cyberattacks or operation interruptions as a result of a remote working environment, and potential reputational impacts or loss of customer contracts as a result of such cyberattacks and interruptions; and
•the impact on demand for the Company’s products, and the public’s demand and ability to pay for future airline travel, whether or not vaccines or effective treatments for COVID-19 become available.

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

The extent of the effects of the COVID-19 outbreak on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, most of which are outside of our control. These include, but are not limited to:

•the severity, extent, and duration of the pandemic and its impact on the aircraft industry;
•the availability of a vaccine or cure that mitigates the effect of the virus;
•actions taken by governments and municipalities to contain the disease or treat its impact, including travel restrictions and bans, bans on public gatherings, closures of non-essential businesses and aid and economic stimulus efforts;
•the speed and extent of the recovery across the industry, including how long the public will continue to be concerned about the pandemic and avoid aircraft travel; and
•any economic recession resulting from the pandemic.

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

Our expectation is that our business operations will not improve until our customers are willing to produce aircraft at sufficient levels, which is dependent upon the public’s willingness to use aircraft travel and sufficient OEM demand and orders (without suspension) from airlines including for narrow and wide-body aircraft and the ability of airlines to weather the crisis specifically and generally. This may not occur until well after the broader global economy begins to improve. Further, the recovery may look different for types of aircraft. For example, we expect that the pandemic recovery time for wide-body aircraft may be longer than for narrow-body aircraft due to reduced traveler demand and lower volumes of international travel.

The COVID-19 pandemic, along with the B737 MAX grounding, presents significant challenges to our business. The COVID-19 pandemic presents the potential for impairment charges and increased bad debt expense provisions or credit losses, which could negatively impact the Company’s results. Further, our factoring arrangements may expose us to additional risks in light of the pandemic.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the COVID-19 pandemic’s effects on our customers and their production rates, the return to service of the B737 MAX and expected production rates, the condition of global financial markets, the availability of sufficient amounts of financing, our operating performance and our credit ratings. The steps that we have taken to improve our liquidity position may not be adequate and the cost savings may be less than we currently anticipate. In addition, as a result of the repayment and termination of the 2018 Credit Agreement, we expect to no longer have access to a revolving credit facility.

As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings.

As of December 31, 2019, Spirit’s corporate credit ratings were Baa3 by Moody’s, and BBB- by S&P Global Ratings. On January 13, 2020, Moody’s downgraded Spirit’s credit rating from Baa3 to Ba2. On January 31, 2020, S&P downgraded Spirit’s credit rating from BBB- to BB. On April 14, 2020, Moody’s further downgraded Spirit’s credit rating from Ba2 to Ba3, and on April 14, 2020, S&P downgraded Spirit’s credit rating from BB to BB-. On June 25, 2020, S&P downgraded Spirit’s credit rating to B+. On July 21, 2020, Moody’s downgraded Spirit’s credit rating to B2 with a negative outlook. On September

24, 2020, Moody’s affirmed this rating. On August 3, 2020, S&P downgraded Spirit’s credit rating to B with a stable outlook. On September 22, 2020, S&P affirmed this rating. The ratings reflect the agencies’ assessment of our ability to pay interest and principal on our debt securities and credit agreements. A rating is not a recommendation to purchase, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be considered independently of all other ratings.

If our credit ratings were to be still further downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing will be further negatively impacted. Lower ratings would typically result in higher interest costs of debt securities when they are sold and could make it more difficult to issue future debt securities. In addition, a downgrade in our credit ratings could result in an increase in borrowing costs in connection with the incurrence of new indebtedness or refinancing of our existing indebtedness. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. Suppliers may seek credit support or other assurances that could affect our costs of doing business or liquidity. Any downgrade in our credit ratings could thus have a material adverse effect on our business or financial condition.

As a result of the deterioration of our business due to the COVID-19 outbreak, we are currently evaluating goodwill, long-term investments and long-lived assets for possible impairment. Based on our analysis, as of July 2, 2020, no impairment charge related to any long-term investments and/or long-lived assets will be recorded. For the period ended October 1, 2020, there were no triggering events which would require the Company to update its impairment analysis. We currently believe that no impairment to our goodwill (all of which relates to our acquisition of FMI on January 10, 2020) is necessary as FMI’s business and production volumes are substantially insulated from the commercial aerospace industry. In addition, given the volatility in global markets, we are evaluating whether we would expect any incremental bad debt expenses or credit losses. Any material increase in our provisions for bad debt would have a corresponding effect on our results of operations and related cash flows.

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

While we have taken actions to align our cost structure to lower 2020 production rates, the benefit of such actions will be realized over time and the B737 MAX situation continues to presents challenges to our business. These challenges are exacerbated by the COVID-19 pandemic as other programs that alleviate the strain of the lower B737 MAX production rate are now producing at lower rates.

If Boeing is unable to return the B737 MAX to service in one or more jurisdictions, begin timely deliveries to customers, or if production levels across our programs are reduced beyond current expectations due to depressed demand relating to COVID-19 or otherwise, our liquidity position may worsen absent our ability to procure additional financing, our ability to comply with the terms of our existing indebtedness may be negatively impacted and our business, financial condition, results of operations, and cash flows could be materially adversely impacted.

While recent news reports have indicated that the recertification process for the B737 MAX continues, we are unable to determine definitively when Boeing will be able to secure regulatory approval for the B737 MAX. Based on public information, we have assumed that U.S. regulatory approval will enable Boeing to resume delivering B737 MAX aircraft to its customers in the fourth quarter of 2020. However, international civil aviation authorities control the timeline for recertification and resumption of deliveries and actual timing may be materially different. Further, we cannot predict the effect of the COVID-19 pandemic on this timeline. In the event of delays to this timeline and corresponding changes to our production rate, we may be required to take actions with longer-term impact, such as additional changes to our production plans, employment reductions and/or the expenditure of significant resources to support our supply chain and/or Boeing.

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

In order for us to keep the supply chain healthy, we must minimize disruption and production changes. Our suppliers are experiencing substantial disruption due to the B737 MAX grounding and the impacts of COVID-19 and the production rate changes resulting from both events. Due to cost pressures and revenue deterioration, many suppliers are distressed and some of our suppliers have filed or may file for restructuring relief. The Credit Agreement and certain of our indentures generally restrict the amount of funds we can invest in suppliers to assist with difficulties. If these suppliers cannot timely deliver components to us at the cost and rates necessary to achieve our targets and we are not able to secure timely and adequate replacement parts, we may be unable to meet delivery schedules and/or the financial performance of our programs would suffer. If any of such suppliers supply critical parts to us, we may breach our obligations to our customers and, as a result, or customers may terminate such agreements. If the agreements are significant to us, our business, financial condition, results of operations and cash flows could be materially adversely impacted.

Our backlog is subject to change due to the COVID-19 pandemic, the B737 MAX grounding, and related cancellations.

From time to time, we disclose our expected backlog associated with large commercial aircraft, business and regional jets, and military equipment deliveries, calculated based on contractual and historical product prices and expected delivery volumes. We expect our backlog to decline throughout 2020 due to cancellations related to the COVID-19 pandemic, and the pandemic may also extend or delay the time in which we expect to realize value from our backlog. Further, public information has indicated that certain customers are deferring or canceling B737 MAX orders based on the prolonged grounding and/or due to COVID-19 depressed demand, which will cause the B737 MAX backlog to further deteriorate. If the B737 MAX aircraft remains grounded for an extended period of time, additional reductions to the backlog and/or significant order cancellations should be expected.

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

Our business could be negatively impacted by changes in the United States political environment.

The 2020 presidential election and the 2020 congressional and state elections in the United States have resulted in significant uncertainty with respect to, and have and could further result in changes in legislation, regulation, and government policy at the federal, state and local levels. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals that may impact us include changes to the corporate tax rate, immigration policy, import and export regulations, and tariffs and customs duties, among others. To the extent changes in the political environment have a negative impact on us or on our markets or our corporate tax rate, our business, results of operation and financial condition could be materially and adversely impacted in the future.

We may not be able to generate sufficient taxable income to fully realize our domestic deferred tax assets, which would also have to be reduced if U.S. federal income tax rates are lowered.

At October 1, 2020, we have recognized domestic net deferred tax assets of approximately $126.7 million. If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the net deferred tax assets. The Company’s projections of future taxable income required to fully realize the recorded amount of the net deferred tax assets reflect numerous assumptions about our operating business and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to the Company could result in the need to record a deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income different than the projected amounts, recording a valuation allowance is possible.

Adverse changes in the securities markets or interest rates, changes in actuarial assumptions, and legislative or other regulatory actions could substantially increase the costs of the Shorts Pension acquired in the Bombardier Acquisition and could result in a requirement to contribute additional sums to the Shorts Pension.

As part of the Bombardier Acquisition, Spirit acquired Shorts Brothers, which sponsors the Shorts Pension, a defined benefit pension plan that is closed to new participants. The Shorts Pension is not yet closed to the future accrual of additional benefits for current participants. Spirit acts as parent guarantor to the Shorts Pension for the limited amount of £112.4 million (approximately $146 million).

Following future valuations of the Shorts Pension’s assets and liabilities or following future discussions with the Shorts Pension's trustee, the annual funding obligation and/or the arrangements to ensure adequate funding for the Shorts Pension may change. The future valuations under the Shorts Pension are affected by a number of assumptions and factors, including legislative or other regulatory changes; assumptions regarding interest rates, currency rates, inflation, mortality, and retirement rates; the investment strategy and performance of the Shorts Pension’s assets; and actions by the U.K. Pensions Regulator. Volatile economic conditions caused by COVID-19 or other events could increase the risk that the funding requirements increase following the next triennial valuation. The U.K. Pensions Regulator also has powers under the Pensions Act 2004 to impose a contribution notice or a financial support direction on Shorts (and other persons connected with the Company or Shorts) if, in the case of a contribution notice, the U.K. Pensions Regulator reasonably believes such person has been party to an act, or deliberate failure to act, intended to avoid pension liabilities or that is materially detrimental to the pension plan, or, in the case of a financial support direction, if a plan employer is a service company or insufficiently resourced and the Pensions Regulator considers it is reasonable to act against such a person. A significant increase in the funding requirements for Shorts Pension could result in the imposition of additional financial contributions to the Shorts Pension and, if such required contributions are significant, could have a material adverse effect on Shorts or our business, financial condition, and results of operations.

Item 6.  Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents

4.1	Indenture, dated as of October 5, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.1

4.2	Form of 5.500% Senior Secured First Lien Notes due 2025 (included as Exhibit A to Exhibit 4.1).	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)

4.3	Fourth Supplemental Indenture, dated as of October 5, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.3

10.1	Sixth Amendment, dated as of July 31, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, Spirit AeroSystems North Carolina, Inc., as a guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed August 3, 2020, Exhibit 10.1

10.2
Term Loan Credit Agreement, dated as of October 5, 2020, by and among Spirit AeroSystems, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent.
Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 10.1

10.3	Termination Agreement dated September 25, 2020 by and among Spirit AeroSystems Holdings, Inc., Spirit AeroSystems Belgium Holdings BVBA and certain private sellers.	Current Report on Form 8-K (File No. 001-33160), filed September 25, 2020, Exhibit 10.1

10.4†	Retirement Agreement and General Release with John Pilla, dated July 29, 2020.	Current Report on Form 8-K (File No. 001-33160), filed July 30, 2020, Exhibit 10.1

10.5	Deed of Amendment, dated as of October 16, 2020, by and among Spirit AeroSystems, Inc, and Spirit AeroSystems Global Holdings Limited, and Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation.	Current Report on Form 8-K (File No. 001-33160), filed October 30, 2020, Exhibit 10.2

10.6	Amendment, dated as of October 26, 2020, by and among Spirit AeroSystems, Inc, and Spirit AeroSystems Global Holdings Limited, and Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation.	Current Report on Form 8-K (File No. 001-33160), filed October 26, 2020, Exhibit 10.1)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensation plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	November 3, 2020
Mark J. Suchinski	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon Ward	Vice President, Corporate Controller	November 3, 2020
Damon Ward	(Principal Accounting Officer)