Form 10-K
period 2020-12-31
Spirit AeroSystems Holdings, Inc.
filed 2021-02-25
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020
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
Registrant’s telephone number, including area code:
(316) 526-9000
Securities registered pursuant to Section 12(g) of the Act: None. Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	SPR	New York Stock Exchange
Stock Purchase Rights	SPR	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging Growth Company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on July 02, 2020, as reported on the New York Stock Exchange was approximately $2,466,868,099.
As of February 11, 2021, the registrant had outstanding 105,420,191 shares of class A common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed not later than 120 day after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements.”- that involve many risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “goal,” “forecast,” “intend,” “may,” “might,” “model,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements are based on circumstances as of the date on which the statements are made and they reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:
•the impact of the COVID-19 pandemic on our business and operations, including on the demand for our and our customers' products and services, on trade and transport restrictions, on the global aerospace supply chain, on our ability to retain the skilled work force necessary for production and development, and generally on our ability to effectively manage the impacts of the COVID-19 pandemic on our business operations;
•demand for our products and services and the general effect of economic or geopolitical conditions, or other events, such as pandemics, in the industries and markets in which we operate in the U.S. and globally;
•the timing and conditions surrounding the full worldwide return to service (including receiving the remaining regulatory approvals) of the B737 MAX, future demand for the aircraft, and any residual impacts of the B737 MAX grounding on production rates for the aircraft;
•our reliance on Boeing and Airbus for a significant portion of our revenues;
•the business condition and liquidity of our customers and their ability to satisfy their contractual obligations to the Company;
•the certainty of our backlog, including the ability of customers to cancel or delay orders prior to shipment;
•our ability to accurately estimate and manage performance, cost, margins, and revenue under our contracts, and the potential for additional forward losses on new and maturing programs;
•our accounting estimates for revenue and costs for our contracts and potential changes to those estimates;
•our ability to continue to grow and diversity our business, execute our growth strategy, and secure replacement programs, including our ability to enter into profitable supply arrangements with additional customers;
•the outcome of product warranty or defective product claims and the impact settlement of such claims may have on our accounting assumptions;
•our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components;
•our ability and our suppliers' ability to meet stringent delivery (including quality and timeliness) standards and accommodate changes in the build rates of aircraft;
•our ability to maintain continuing, uninterrupted production at our manufacturing facilities and our suppliers’ facilities;
•competitive conditions in the markets in which we operate, including in-sourcing by commercial aerospace original equipment manufacturers;
•our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing, Airbus and other customers;
•our ability to effectively integrate the acquisition of select assets of Bombardier along with other acquisitions that we pursue, and generate synergies and other cost savings therefrom, while avoiding unexpected costs, charges, expenses, and adverse changes to business relationships and business disruptions;
•the possibility that our cash flows may not be adequate for our additional capital needs;
•any reduction in our credit ratings;
•our ability to access the capital markets to fund our liquidity needs, and the costs and terms of any additional financing;
•our ability to avoid or recover from cyber or other security attacks and other operations disruptions;
•legislative or regulatory actions, both domestic and foreign, impacting our operations, including the effect of changes in tax laws and rates and our ability to accurately calculate and estimate the effect of such changes;
•our ability to recruit and retain a critical mass of highly skilled employees;

•our relationships with the unions representing many of our employees, including our ability to avoid labor disputes and work stoppages with respect to our union employees;
•spending by the U.S. and other governments on defense;
•pension plan assumptions and future contributions;
•the effectiveness of our internal control over financial reporting;
•the outcome or impact of ongoing or future litigation, arbitration, claims, and regulatory actions or investigations, including our exposure to potential product liability and warranty claims;
•adequacy of our insurance coverage;
•our ability to continue selling certain receivables through our supplier financing programs; and
•the risks of doing business internationally, including fluctuations in foreign currency exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws, and domestic and foreign government policies.

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
The Company, incorporated in Delaware with its headquarters in Wichita, Kansas, is one of the largest independent non-Original Equipment Manufacturer (“OEM”) commercial aerostructures designers and manufacturers in the world. We design, engineer, and manufacture large, complex, and highly engineered commercial aerostructures such as fuselages, nacelles (including thrust reversers), struts/pylons, wing structures, and flight control surfaces. In addition to supplying commercial aircraft structures, we also design, engineer, and manufacture structural components for military aircraft and other applications. A portion of our defense business is classified by the U.S. Government and cannot be specifically described; however, it is included in our consolidated financial statements. We are a critical partner to our commercial and defense customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. For the twelve months ended December 31, 2020, we generated net revenues of $3,404.8 million and had net loss of $(870.3) million.
Operating Segments and Products
We operate in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. Our largest customer, The Boeing Company (“Boeing”), represents a substantial portion of our revenues in all segments. Further, our second largest customer, Airbus Group SE and its affiliates (collectively, "Airbus”), represents a substantial portion of revenues in the Wing Systems segment. We serve customers in addition to Boeing and Airbus across our three principal segments; however, these customers currently do not represent a significant portion of our revenues and are not expected to in the near future. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas that accounted for 3% of the net revenues for the twelve months ended December 31, 2020.

Segment	Percentage of Net Revenues for the Twelve Months Ended December 31, 2020	Locations	Commercial Programs	Non-Classified Defense Programs
Fuselage Systems	51%	McAlester, OK; Wichita, KS; Kinston, NC; San Antonio, TX; St.-Nazaire, France; Subang, Malaysia; Biddeford, ME; Casablanca, Morocco; Belfast, Northern Ireland	B737, B747, B767, B777, B787, A220, A350 XWB, Learjet 75, Global 5000, Global 6000, Challenger 350, Challenger 650	Sikorsky CH-53K Trident D5, Standard Missile , Common Hypersonic Glide Body (C-HGB), NASA MSR, NASA Mars 2020, Bell V-280
Propulsion Systems	23%	Wichita, KS; San Antonio, TX; Dallas, TX; Biddeford, ME; Belfast, Northern Ireland	B737, B747, B767, B777, B787, Rolls-Royce BR725 and BR710 Engines, Mitsubishi Regional Jet, A220, Challenger 650, Irkut MC-21, IAE V2500	Trident D5, Standard Missile, Patriot Missile, THAAD
Wing Systems	23%	Tulsa and McAlester, OK; Prestwick, Scotland; San Antonio, TX; Subang, Malaysia; Kinston, NC; Casablanca, Morocco; Belfast, Northern Ireland	B737, B747, B767, B777, B787, A320 family, A220, A330, A350 XWB, Global 5000, Global 6000, Global 7500, Learjet 75	Various

Fuselage Systems. The Fuselage Systems segment includes development, production, and marketing of the following:
•The forward section of the aerostructure, which houses the flight deck, passenger cabin, and cargo area;
•The mid and rear fuselage sections;
•Other structure components of the fuselage, including floor beams.

Net revenue in the Fuselage Systems segment amounted to $1,725.9 million, $4,206.2 million, and $4,000.8 million in 2020, 2019, and 2018, respectively.

Propulsion Systems. The Propulsion Systems segment includes development, production, and marketing of the following:
•Nacelles (including thrust reversers) - aerodynamic structure surrounding engines;
•Struts/pylons - structure that connects the engine to the wing;
•Other structural engine components; and
•Related spares and MRO services.

Net revenue in the Propulsion Systems segment amounted to $784.5 million, $2,057.8 million, and $1,702.5 million in 2020, 2019, and 2018, respectively.

Wing Systems. The Wing Systems segment includes development, production, and marketing of parts, assemblies and a fully integrated wing including:
•Horizontal and vertical stabilizers;
•Flaps and slats - flight control surfaces;
•Wing structures - framework that consists mainly of spars, ribs, fixed leading edge, stringers, trailing edges, and flap track beams; fully functional and tested wing systems.

Net revenue in the Wing Systems segment amounted to $798.6 million, $1,588.3 million, and $1,513.0 million in 2020, 2019, and 2018, respectively.
Our Manufacturing, Engineering, and Support Services
Manufacturing
Our expertise is in designing, engineering, and manufacturing large-scale, complex aerostructures. As of December 31, 2020, we maintain ten state-of-the-art manufacturing facilities in Wichita, Kansas; Tulsa, Oklahoma; McAlester, Oklahoma; Kinston, North Carolina; San Antonio, Texas; Prestwick, Scotland; Saint-Nazaire, France; Subang, Malaysia; Casablanca, Morocco; and Belfast, Northern Ireland.
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

Spirit AeroSystems Aftermarket Solutions ("SAAS”)
Through SAAS, we provide rotable assets, components, repair solutions, and engineering services. Our inventory of rotable assets is available for lease, exchange, and purchase. Additionally, our global repair stations are staffed with technicians specializing in advanced composite repair techniques. We provide MRO services for both metallic and composite components, either on site or at certified MRO stations. We are equipped with original production manufacturing tooling and specialize in service bulletin maintenance for the Company's nacelle components.

Product	Description	Aircraft Program
MRO	Certified repair stations that provide complete on-site repair and overhaul; maintains global partnerships to support MRO services	B737, B747, B767, B777, B787 and Rolls-Royce BR725, ERJ, CRJ, E4B, A320
Rotable Assets	Maintain a pool of rotable assets for sale, exchange, and/or lease	B737, B747, B767, B777, Rolls-Royce, BR725, ERJ, CRJ, E4B, A320
Engineering Services	Engineering, tooling, and measurement services. On-call field service representatives.	Multiple programs
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
The Company applies extensive experience in advanced material systems, manufacturing technologies, and prototyping to continually invent and patent new technologies that improve quality, lower costs, and increase production capabilities. Our business growth is focused on application of these strengths to expand into new addressable commercial, defense and transportation markets and customers.
Defense Business
In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for Boeing’s P-8, C40, and KC-46 Tanker. The Boeing P-8, C40, and KC-46 Tanker are commercial aircraft modified for military use. Other military programs for which we provide products are Unmanned Aerial Vehicle applications ("UAV"), Ministry of Defense U.K., BAE systems and includes the development of the Sikorsky CH-53K, and B-21 Raider. With the acquisition of Fiber Materials Inc. (“FMI”) in early 2020, and partnership with the National Institute for Aviation Research ("NIAR") in Wichita, we have been able to expand our offering in Hypersonics and high temperature carbon composites. We are also under contract to complete the Future Vertical Lift Capability Set III Competitive Demonstration and Risk Reduction efforts. This phase is the competitive Pre-EMD efforts prior to a program of record contract award. Our statement of work is the fuselage structure for the Bell Helicopter V-280 Valor tilt-rotor offering. A portion of our defense business is classified by the U.S. Government, including the B-21 Raider program, and cannot be specifically described. The operating results of these classified contracts are included in our consolidated financial statements. The business risks associated with classified contracts historically have not differed materially from those of our other U.S. Government contracts. Our internal controls addressing the financial reporting of classified contracts are consistent with our internal controls for our non-classified contracts.
The following table summarizes by product and program what we currently have under contract.

Product	Applicable Segment	Description	Military Program
Fixed Wing Aircraft	Various Systems	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	Various
Rotorcraft	Fuselage Systems	Forward cockpit and cabin, fuselage	Sikorsky CH-53K, Bell V-280
Missiles & Hypersonics	Fuselage, Wing, and Propulsion Systems	Solid rocket motor throats and nozzles, Re-entry vehicle thermal protection systems	Trident D5, Standard Missile, Common Hypersonic Glide Body (C-HGB), NASA MSR, NASA Mars 2020, Patriot Missile, THAAD

Fabrication Business
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
Our Customers
Our revenues are substantially dependent on Boeing and Airbus. The loss of either of these customers would have a material adverse effect on the Company. For the twelve months ended December 31, 2020, approximately 60% and 23% of our net revenues were generated from sales to Boeing and Airbus, respectively. For the twelve months ended December 31, 2019, approximately 79% and 16% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier for nearly all of the products we sell to Boeing and Airbus.
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
Airbus
We originally became a supplier to Airbus in April 2006 through the acquisition of BAE Aerostructures and subsequently won additional work packages with Airbus. We are one of the largest content suppliers of wing systems for the Airbus A320 family and a significant supplier for the Airbus A350 XWB. Under our supply agreement with Airbus for the A320 and A330, we supply products for the life of the aircraft program. For the A350 XWB program, we have long-term requirement contracts with Airbus. In addition, we build the fully integrated wing for the A220 aircraft. We believe we can leverage our relationship with Airbus and our history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.
Other Customers
Other customers include Lockheed Martin, Northrop Grumman, Bombardier, Rolls-Royce, and Mitsubishi Aircraft Corporation.
U.S. and International Customer Mix
Although most of our revenues are obtained from sales inside the U.S., we generated $767.2 million, $1,296.8 million, and $1,254.9 million in sales to international customers for the twelve months ended December 31, 2020, 2019, and 2018, respectively, primarily to Airbus. The international revenue is included primarily in the Wing Systems segment. All other segment revenues are primarily from U.S. sales. Approximately 19% of our long-lived assets based on book value are located in the United Kingdom ("U.K.") with approximately another 4% of our long-lived assets located in countries outside the U.S. and the U.K.
Our Relationship with Boeing
A significant portion of Spirit’s operations related to Boeing aerostructures was owned and controlled by Boeing until 2005. On February 7, 2005, Spirit Holdings became a standalone Delaware company, and commenced operations on June 17, 2005 through the acquisition of Boeing’s operations in Wichita, Kansas, Tulsa, Oklahoma, and McAlester, Oklahoma (the “Boeing Acquisition”) by an investor group led by Onex Partners LP and Onex Corporation (together with its affiliates, “Onex”). As of August 2014, Onex no longer held any investment in the Company. Boeing’s commercial aerostructures manufacturing operations in Wichita, Kansas and Tulsa and McAlester, Oklahoma, are referred to in this Annual Report as “Boeing Wichita.”
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
The Sustaining Agreement is a requirements contract that covers certain products, including fuselages, struts/pylons, and nacelles (including thrust reversers), wings and wing components, as well as tooling, for the Sustaining Programs for the life of these programs, including any commercial derivative models. During the term of the Sustaining Agreement, and absent a default by Spirit, Boeing is obligated to purchase from Spirit all of its requirements for products covered by the Sustaining Agreement. Although Boeing is not required to maintain a minimum production rate, Boeing is subject to a maximum production rate above which it must negotiate with us regarding responsibility for recurring and non-recurring expenditures related to a capacity increase. Boeing owns substantially all of the tooling used in production or inspection of products covered by the Sustaining Agreement.
Pricing. On September 22, 2017, Boeing and Spirit entered into Amendment 30 to the Sustaining SBP that generally established pricing terms for the Sustaining Program models (excluding the B777X) through December 31, 2022 (with certain limited exceptions) and provided that Boeing and Spirit would negotiate follow-on pricing for periods beyond January 1, 2023 beginning 24 months prior to January 1, 2023. In addition, the amendment provided that the parties would make certain investments for rate increases on the B737 program and implemented updated payment terms.
On December 21, 2018, Boeing and Spirit executed a Collective Resolution 2.0 Memorandum of Agreement (the “2018 MOA”). The 2018 MOA established, among other items, pricing for certain programs through December 31, 2030, including the B737NG (including the P8), B737 MAX, B767 (but excluding 767-2C for which pricing is separately established), and the B777 freighters and 777-9 (pricing for the B777 300ER and 200LR was previously established and pricing for the B777-8 is subject to future negotiation). In addition, the 2018 MOA established B737 pricing based on production rates above and below current production levels, investments for tooling and capital for certain B737 rate increases, a joint cost reduction program for the B777X (a joint cost reduction program for the B737 is separately established), and the release of certain liabilities and claims asserted by both parties, including the B737 disruption activity claim. The parties further agreed to reconvene in 2028 to negotiate pricing beyond 2030. Consistent with the 2018 MOA, on January 30, 2019, Boeing and Spirit executed SBP Amendment #40 to implement the December 2018 MOA terms and conditions applicable to the Sustaining Programs.
On February 6, 2020, Boeing and Spirit entered into a Memorandum of Agreement (the “2020 MOA”) extending B737 MAX pricing terms through 2033 (previously, the pricing was through December 31, 2030) and updated payment terms.

Advances on the B737 Program.   On April 12, 2019, Boeing and the Company executed a Memorandum of Agreement (the “2019 MOA”). Under the 2019 MOA, the Company received an advance payment from Boeing in the amount of $123.0 million during the third quarter of 2019. The 2020 MOA provided that the $123.0 million advance would be repaid by offset against the purchase price for year 2022 shipset deliveries. In addition, the 2020 MOA provided that Boeing will pay $225 million to Spirit in the first quarter of 2020, consisting of (i) $70 million in support of Spirit’s inventory and production stabilization, of which $10 million will be repaid by Spirit in 2021, and (ii) $155 million as an incremental pre-payment for costs and shipset deliveries over the next two years. These payments were made to Spirit on February 6, 2020.
Termination of Airplane Program. If Boeing decides not to initiate or continue production of a Sustaining Program model or commercial derivative because it determines there is insufficient business basis for proceeding, Boeing may terminate such model or derivative, including any order therefore, by written notice to Spirit. In the event of such a termination, Boeing would be liable to Spirit for any orders issued prior to the date of the termination notice and may also be liable for certain termination costs.
Events of Default and Remedies. Events of default under the Sustaining Agreement include Spirit’s failure to deliver products when and as required, and failure to maintain a required system of quality assurance, among other things. Certain events of default may allow Boeing to cancel orders under or terminate the Sustaining Agreement.
Intellectual Property. All technical work product and works of authorship produced by or for Spirit with respect to any work performed by or for Spirit pursuant to the Sustaining Agreement are the exclusive property of Boeing. All inventions conceived by or for Spirit with respect to any work performed by or for Spirit pursuant to the Sustaining Agreement and any patents claiming such inventions are the exclusive property of Spirit, except that Boeing will own any such inventions that Boeing reasonably believes are applicable to the B787 Program, and Boeing may seek patent protection for such B787 inventions or hold them as trade secrets; provided that, if Boeing does not seek patent protection, Spirit may do so.
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
Pricing. On September 22, 2017, Boeing and Spirit entered into Amendment #25 to the B787 Agreement that established pricing terms for the B787-8, -9, and -10 models through line unit 1405 and provided that Boeing and Spirit would negotiate follow-on pricing for line units 1406 and beyond beginning 24 months prior to the scheduled delivery date for line unit 1405. The amendment also implemented updated payment terms and required the Company to repay Boeing $236.0 million less certain adjustments, as a retroactive adjustment for payments that were based on interim pricing. This amount was repaid in October 2017.
On December 21, 2018, Boeing and Spirit executed the 2018 MOA, which also established, among other things, pricing for the B787 for line unit 1004 through line unit 2205, and agreed to establish a joint cost reduction program for the B787. Consistent with the 2018 MOA, on January 30, 2019, Boeing and Spirit executed Amendment #28 to the B787 Agreement to implement the 2018 MOA terms and conditions applicable to the B787 Program.
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
In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 Program or the B787 Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our balance sheet. As of December 31, 2020, the amount of advance payments received by us from Boeing not yet repaid was $212.1 million.
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

Boeing may use Spirit IP for work on the B787 Program and Spirit must license it to third parties for work on such program. Each party is free to use Joint IP in connection with work on the B787 Program and other Boeing programs, but each must obtain the consent of the other to use it for other purposes. Spirit is entitled to use Boeing IP for the B787 Program, and may require Boeing to license it to subcontractors for the same purpose.

The foregoing descriptions of the various agreements between Spirit and Boeing do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement as filed with the SEC, subject to certain omissions of confidential portions pursuant to requests for confidential treatment filed separately with the SEC. Please see Item 15 to this Annual Report.
Intellectual Property
We have several patents pertaining to our processes and products. No individual patent or group of patents is of material importance. We also rely on trade secrets, confidentiality agreements, unpatented knowledge, creative products development, and continuing technological advancement to maintain our competitive position.
Competition
Although we are one of the largest independent non-OEM aerostructures suppliers based on annual revenues, with an estimated 23% share of the global non-OEM aerostructures market, this market remains highly competitive and fragmented. Our primary competition currently comes from either work performed internally by OEMs or other tier-one suppliers, and direct competition continues to grow. The Company continues to focus on design and manufacturing processes and tools, and cost reduction initiatives. The Company intends to compete by optimizing parts fabricated and assembled by the Company versus parts outsourced from the supply chain. Additionally, we compete by developing technologies and processes that leverage the Company's unique knowledge and capabilities to create value for our customers.

In commercial aerostructures, our principal competitors among OEMs include Boeing, Airbus (including its wholly-owned subsidiaries Stelia Aerospace and Premium Aerotec GmbH), Bombardier, Embraer Brazilian Aviation Co., and Leonardo.

Our principal competitors among non-OEM tier-1 aerostructures suppliers include Aernnova, GKN Aerospace, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Safran Nacelles, Sonaca, Subaru Corporation, Triumph Group, Inc. (“Triumph”), and Latecoere S.A.

The Company continues to build a larger presence in the defense aerostructures market. The Company's competition in defense aerostructures includes Boeing, Lockheed Martin, Northrop Grumman, Raytheon United Technologies, Leonardo, GKN, Triumph, BAE Systems, Korea Aerospace Industries, and Turkish Aerospace Industries.
Expected Backlog
As of December 31, 2020, our expected backlog associated with large commercial aircraft, business and regional jets, and military equipment deliveries, calculated based on contractual and historical product prices and expected delivery volumes, was approximately $34.2 billion a decrease of $8.3 billion from our corresponding estimate as of December 31, 2019. As of December 31, 2020, we adjusted our backlog to align with Boeing’s reporting position under ASC606 primarily due to 737 MAX and 777X, and aircraft order cancellations which contributed to a reduction of our backlog. The B737 MAX backlog is approximately 54% of our total backlog. Backlog is calculated based on the number of units the Company is under contract to produce on our fixed quantity contracts, and Boeing’s and Airbus’ announced backlog on our supply agreements (which are based on orders from customers). The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2020 may not necessarily represent the actual amount of deliveries or sales for any future period. For additional information on backlog, please see Item 1A. “Risk Factors – Risks Related to Our Business - Our backlog is subject to change due to the COVID-19 pandemic and other factors.”
Suppliers and Materials
The principal raw materials used in our manufacturing operations are aluminum, titanium, steel, and carbon fiber. We also purchase metallic parts, non-metallic parts, and machined components. In addition, we procure subassemblies from various manufacturers that are used in the final aerostructure assembly. From time to time, we also review our make-versus-buy strategy to determine whether it would be beneficial to us to outsource work that we currently produce in-house or vice versa.
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
For additional information on our suppliers, please see Item 1A. “Risk Factors – Risks Related to Our Business.”
Research and Development
We believe that a world-class research and development focus helps maintain our position as an advanced partner to our OEM customers’ new product development teams. As a result, our research and development spend was $38.8 million for the year ended December 31, 2020, $54.5 million for the year ended December 31, 2019, and $42.5 million for the year ended December 31, 2018. Through our research, we strive to develop unique intellectual property and technologies that will improve our products and our customers' products and, at the same time, position us to win work on new products. Our development effort primarily focuses on preparing for the initial production of new products and improving manufacturing processes on our current work. It also serves as an ongoing process that helps develop ways to reduce production costs and streamline manufacturing processes.
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
For additional information on research and development, please see Item 1A. “Risk Factors – Risks Related to Our Business - Our success depends in part on the success of our research and development initiatives.”
Regulatory Matters
Environmental. Our operations and facilities are subject to various environmental, health, and safety laws and regulations, including federal, state, local, and foreign government requirements governing, among other matters, the emission, discharge, handling, and disposal of regulated materials, the investigation and remediation of contaminated sites, and permits required in connection with our operations. We continually monitor our operations and facilities to ensure compliance with these laws and regulations; however, management cannot provide assurance that future changes in such laws or the enforcement thereof, or the nature of our operations will not require us to make significant additional expenditures to ensure continued compliance. Further, we could incur substantial costs, including costs to reduce air emissions, clean-up costs, fines and sanctions, and third-party property damage, or personal injury claims as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations. It is reasonably possible that costs incurred to ensure continued environmental compliance could have a material impact on our results of operations, capital expenditures, financial condition, competitive condition, or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil, air, and groundwater contamination are discovered, and/or expansions of work scope are prompted by the results of investigations.
Government Contracts. Companies engaged in supplying defense-related equipment and services to U.S. Government agencies, either directly or by subcontract, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally terminate existing contracts, suspend, or debar us from receiving new prime contracts or subcontracts, reduce the value of existing contracts, audit our contract-related costs and fees, including allocated indirect costs, and control and potentially prohibit the export of our products, among other things. If a contract was terminated for convenience, we could recover the costs we have incurred or committed, settlement expenses, and profit on the work completed prior to termination. However, if the termination is a result of our failure to perform, we may be liable for excess costs incurred by the prime contractor in procuring undelivered items from another source. In addition, failure to follow the requirements of the National Industrial Security Program Operating Manual (“NISPOM”) or any other applicable U.S. Government industrial security regulations could, among other things, result in termination of our facility securities clearances (each a "FCL"), which in turn would preclude us from being awarded classified contracts or, under certain circumstances, performing on our existing classified contracts.
Commercial Aircraft. The commercial aircraft component industry is highly regulated by the Federal Aviation Administration (the "FAA"), the European Aviation Safety Agency (“EASA”), and other agencies throughout the world. The military aircraft component industry is governed by military quality specifications. We, and the components we manufacture, are required to be certified by one or more of these entities or agencies, and, in some cases, by individual OEMs, to engineer and service parts and components used in specific aircraft models. In addition, the FAA requires that various maintenance routines be performed on aircraft components. We believe that we currently satisfy or exceed these maintenance standards in our repair and overhaul services.
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
For additional information on regulatory matters, please see Item 1A. “Risk Factors – Risks Related to Our Business.”
Human Capital
Employees. Our people are our greatest asset. Leadership is committed to creating a culture of responsibility and achievement that supports our employees’ growth and development. We encourage our employees to be motivated, determined, embrace diversity, show their flexibility, and give back to the communities where we do business. By allowing employees to thrive, the Company creates a stronger and more dedicated team.
At December 31, 2020, we had approximately 14,500 employees: 9,700 located in our five U.S. facilities, 2,900 located in our Belfast facilities, 900 located at our Prestwick facility, 700 located in our Malaysia facility, 200 located at Morocco facility, and 100 in our France facility. During 2020, the Company continued workforce reductions to align with reduced production rates in light of reduced global aviation demand.
Values. The Company operates according to three key values that enable it to meet commitments to all stakeholders — employees, customers, suppliers, investors and communities. These values are:

•Transparency - Being open, honest and respectful with communication; sharing ideas and building trust by making intentions clear;

•Collaboration - Aligning actions with others; working together to achieve the best outcomes; and
•Inspiration - Encouraging the best from others; leading by example to ensure innovation is a component of success.
Adopting and incorporating the Company's values into day-to-day tasks and activities enables the Company to be a Trusted Partner. Practicing transparency, collaboration and inspiration—individually and collectively—allows the Company to be customer focused, provide on-time delivery, maintain and improve quality and ensure safety for all.
Code of Business Conduct. The Company is committed to the highest ethical standards and to complying with all laws and regulations applicable to the Company’s business. To support and articulate its commitment and responsibility in this regard, the Company has adopted the Code of Business Conduct (the “Code”). The Code addresses a number of topics, including the Foreign Corrupt Practices Act, conflicts of interest, safeguarding assets, insider trading, and general adherence to laws and regulations. All directors and employees, including executive officers, must comply with the Code. The Code is available on the Company’s website at http://investor.spiritaero.com/corporate-governance/OD/default.aspx.
Diversity and Inclusion. The Company is committed to creating a world class company — one that is actively working to build an inclusive culture, where all employees diverse skills and talents are valued. The company values the full range of differences, perspectives and abilities that our employees bring to the workplace. We strive to create an environment where all employees feel welcomed and a sense of belonging.
The Company is committed to promoting diversity not only because it is the right thing to do, but because greater diversity results in greater innovation and growth. People who come from different backgrounds have different ways of seeing the world. Combining those perspectives helps the Company find new ways to solve problems and innovate for the future. The Company maximizes the power of diversity in people, knowledge and technology by (among other things):
•Attracting, retaining and developing a diverse workforce;
•Recognizing and respecting the diversity of the marketplace; and
•Working and partnering with vendors from a diverse supplier base.
Talent Management. Retention and development of talent, and calibration of talent to meet the Company’s strategy, is critical to our success. We seek to provide our employees with opportunities for learning and development, mentoring and career planning. Our employees participate in performance development programs annually. We periodically conduct business climate surveys to measure engagement and alignment with our values. Our management and salaried talent retention rate was 94% (excluding retirements and reductions in force) in 2020.
Health and Safety. The Company takes steps to ensure that it complies in all material respects with applicable legal, regulatory and other requirements related to preventing pollution, injury and ill health, and employs industry-leading, technologically sound and economically feasible control mechanisms, procedures and processes. In addition, the Company provides training, education, safety monitoring and auditing, health-awareness programs, and ergonomic support in the Company's offices and factories. We are committed to the safety and health of our employees and work to eliminate all injuries and accidents. We evaluate safety performance through multiple indicators, including OSHA recordable injury rates and lost-time incidents,
Impact of COVID-19. In response to the COVID-19 pandemic, we have enacted our crisis management and response process as part of our enterprise risk management program to help us navigate the challenges we face due to the COVID-19 pandemic. Actions that we have taken include the following:
•Organized global teams to monitor the situation and recommend appropriate actions;
•Implemented travel restrictions for our employees;
•Enforced social-distancing standards throughout the workplace and mandated mask use;
•Initiated consistent and ongoing cleaning of high-touch work spaces;
•Established processes aligned with CDC guidelines to work with exposed individuals on necessary quarantine periods and the process to return to work; and
•Implemented working from home where practicable.

Other actions taken in response to the pandemic – including with respect to preserving liquidity – are referenced elsewhere in this Annual Report.

Labor Relations and Collective Bargaining Agreements
Our principal U.S. collective bargaining agreements were with the following unions as of December 31, 2020:

Union	Percent of our U.S. Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	52%	We have two major agreements - one expires in June 2023 and one expires in December 2024.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	22%	We have two major agreements - one expires in December 2024 and one expires in January 2026.
The International Union, Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	8%	We have one major agreement expiring in December 2025.
The International Brotherhood of Electrical Workers (IBEW)	1%	We have one major agreement expiring in September 2023.
Approximately 57% of our Prestwick employees are represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union. These agreements fundamentally cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. The current pay agreements expire December 31, 2022.
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
In the U.K. (Belfast), approximately 84% of the employees are part of the collective group represented by the Trade Unions in Belfast with approximately 73% being members of a Trade Union. Unite the Union is the largest representing approximately 93% of such employees, with General, Municipal, Boilermakers making up the balance. The last wage agreement covered the period from January 2016 to January 2019. No negotiations were held in 2020 due to the impact of COVID-19 and our pending acquisition of Shorts Brothers plc. It is anticipated that negotiations will occur in the first half of 2021.
In Morocco, approximately 43% of our employees are represented by Union Marocain du Travail ("UMT"). We negotiated a three year agreement with UMT that expires in December 2022.
None of our Malaysia employees are currently represented by a union.
We consider our relationships with our employees to be satisfactory.

Available Information
Our Internet address is http://www.spiritaero.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.
We make available through our Internet website, under the heading “Investors,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports after we electronically file such materials with the SEC. Copies of our key corporate governance documents, including Spirit Holdings' Bylaws. The Corporate Governance Guidelines, the Code, the Transactions with Related Persons Policy, the Finance Code of Professional Conduct, and charters for our Audit Committee, Risk Committee, Compensation Committee, and Corporate Governance and Nominating Committee are also available on our website.
The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy information statement, and other information regarding issuers that file electronically with the SEC. Our filed Annual and Quarterly Reports, Current Reports, Proxy Statement and other reports previously filed with the SEC are available through the SEC's website.

Item 1A. Risk Factors

An investment in our securities involves risks and uncertainties. The risks and uncertainties set forth below are those that we believe may materially and adversely affect us, our future business or results of operations, our industry, or investments in our securities. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also materially and adversely affect us, our future business or results of operations, or investments in our securities.

RISK FACTORS SUMMARY

The risks contained in the Risk Factors Summary are not exhaustive and it is not possible for us to predict all risks that could cause the Company's actual results to differ materially. The risks speak only as of the date hereof, and new risks may emerge or changes to the foregoing risks may occur that could impact our business.
We are subject to a variety of risks and uncertainties, including risks related to significant unusual events, our business, our industry, employment matters and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Risks that we deem material include, but are not limited to, the following:
•Risks Relating to Our Business
•Our business, financial results, and prospects are dependent on global aviation demand. The COVID-19 pandemic has had and is expected to continue to have a significant negative impact on aviation demand, our business and our industry.
•Our business depends largely on sales of components for a single aircraft program, the B737 MAX, which has had significant reductions in production rate, including suspensions, relating to the B737 MAX grounding and the COVID-19 pandemic. Additional suspensions or reductions in, or increases in, the B737 MAX production rate may create financial and disruption risks for the Company and its suppliers on the program, which, may in turn, affect the Company's ability to comply with contractual obligations.
•Because we depend on Boeing and Airbus, as our largest customers, our business will be negatively affected if either Boeing or Airbus reduces the number of products it purchases from us or if either experiences business difficulties or breaches its obligations to us.
•Our backlog is subject to change due to the COVID-19 pandemic, the B737 MAX grounding, and related cancellations.
•We use estimates in accounting for revenue and cost for our contracts. Changes in our estimates could adversely affect our future financial performance.
•Our business depends, in part, on securing work for replacement programs.
•Our business depends on our ability to maintain a healthy supply chain, meet production rate requirements, and timely delivery of products that meet or exceed stringent quality standards.
•Our operations depend on our ability to maintain continuing, uninterrupted production at our manufacturing facilities and our suppliers’ facilities.
•Interruptions in deliveries of or increased prices for components or raw materials used in our products could delay production and/or materially adversely affect our business.
•Our business could be materially adversely affected by product warranty obligations or defective product claims.
•The profitability of certain programs depends significantly on the assumptions surrounding satisfactory settlement of customer claims and assertions.
•Our acquisitions expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.
•We face risks as we work to successfully execute on new or maturing programs.
•Prolonged periods of inflation where we do not have adequate inflation protections in our customer contracts could have a material adverse effect on our results of operations.
•The outcome of legal proceedings and government inquiries and investigations involving our business is unpredictable, and an adverse decision in any such matter could have a material effect on our business.
•We do not own most of the program-specific intellectual property and tooling used in our business.
•Our global footprint subjects us to the risks of doing business in foreign countries.
•Our results could be adversely affected by economic and geopolitical considerations.
•We may not be able to generate sufficient taxable income to fully realize our deferred tax assets.
•Our business is subject to regulation in the U.S. and internationally.
•The U.S. Government is a significant customer of certain of our customers and we and they are subject to specific U.S. Government contracting rules and regulations.
•Our operations could be negatively impacted by service interruptions, data corruption or misuse, cyber attacks, network security breaches or GDPR violations.

•We operate in a very competitive business environment.
•Our commercial business is cyclical and sensitive to commercial airlines’ profitability.
•Our success depends in part on the success of our research and development initiatives.
•Risks Related to Employment Matters
•In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could harm our business.
•We could be required to make future contributions to our defined benefit pension and post-retirement benefit plans and our costs may substantially increase in connection with such plans as a result of adverse changes in interest rates and the capital markets, changes in actuarial assumptions and legislative or other regulatory actions.
•Increases in labor costs, potential labor disputes, and work stoppages at our facilities or the facilities of our suppliers or customers could materially adversely affect our financial performance.
•Risks Related to Our Debt and Liquidity
•Declines in our financial condition or expected performance or reductions in our credit ratings could limit the Company’s ability to obtain future financing, increase its borrowing, adversely affect the market price of its securities, or otherwise impair its business, financial condition, and results of operations.
•Our debt could adversely affect our financial condition and our ability to operate our business due to significant restrictions in our Credit Agreement, which could also adversely affect our operating flexibility and put us at a competitive disadvantage.
•Risks Related to Our Common Stock
•We cannot make any guarantees with respect to dividends on our Common Stock.
•Spirit Holdings’ certificate of incorporation, rights plan, bylaws and our supply agreements with Boeing contain provisions that could discourage others from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Risks Related to Our Business

Our business, financial results, and prospects are dependent on global aviation demand. The COVID-19 pandemic has had and is expected to continue to have a significant negative impact on aviation demand, our business and our industry.
We largely support commercial aerostructures customers, and our financial results and prospects are almost entirely dependent on global aviation demand and the resulting production rates of our customers. In response to COVID-19 impacts, our customers, including Boeing and Airbus, have decreased production rates across many programs and may further adjust production rates or suspend production in the future. Suspensions in our production rates or prolonged reductions to rates have in the past resulted in, and could in the future result in, significant challenges and negative impacts on our business, operations and financial performance.
COVID-19’s impact on our 2020 financial performance resulted in a significant strain on our liquidity and debt balance. As of December 31, 2019, the Company had a debt balance of approximately $3,034.3 million, most of which was unsecured debt, and a cash balance of $2,350.5 million. As of December 31, 2020, the Company had a debt balance of approximately $3,873.6 million, more than 50% was secured debt, and a cash balance of $1,873.3 million.
The extent to which the pandemic will continue to negatively affect our business and results of operations will depend on many changing factors and developments, without limitation, the following:
•the severity, extent, and duration of the pandemic, its impact on the aircraft industry and aviation demand, and any additional production suspensions or reductions relating to the pandemic;
•the effectiveness and availability of vaccines and the public’s willingness to receive such vaccines or treatments;
•continued travel restrictions and bans, bans on public gatherings, and closures of non-essential businesses;
•economic stimulus efforts, including continued federal assistance for airlines;
•economic recessions resulting from the pandemic;
•any inability of significant portions of our workforce to work effectively, including because of illness, remote work, reduced salaries, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic;
•the possibility that we may experience lawsuits or regulatory actions due to COVID-19 spread in the workplace;
•our ability to maintain our compliance practices and procedures, financial reporting processes and related controls, and manage the complex accounting issues presented by the COVID-19 pandemic;
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
•the impact on, and subsequent volatility of, the financial markets;
•the availability and cost of credit to the Company; and
•the impact of government health and protection policies to future air traffic demand.
Several of these effects have already occurred and any or all of these items may occur or recur, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. While the Company has taken action to reduce costs, increase liquidity and strengthen its financial position in light of the COVID-19 pandemic, there can be no assurance that our actions will mitigate the impact of the pandemic on our business.
We expect that the COVID-19 pandemic will have a significant negative impact on our business for the duration of the pandemic and for an indeterminate time thereafter until demand grows closer to 2019 levels. We expect our business will not improve until our customers are willing to produce aircraft at sufficient levels, which depends upon the public’s willingness to use aircraft travel, the success of vaccination programs across the globe, sufficient OEM demand and orders (without suspension) from airlines, and the ability of airlines to weather the crisis and expand. This may not occur, if ever, until well after the broader global economy begins to improve. Further, we expect that the pandemic recovery time for wide-body aircraft may be longer than for narrow-body aircraft due to reduced traveler demand and lower volumes of international travel. If the pandemic worsens or there is significant uncertainty on the aviation industry’s recovery, we may find it difficult to obtain additional financing and/or fund our operations and meet our debt repayment obligations.
Our business depends largely on sales of components for a single aircraft program, the B737 MAX. The B737 MAX production rate was significantly reduced and, from time to time, suspended as a result of the B737 MAX grounding and COVID-19 pandemic. Additional suspensions or reductions in, or increases in, the B737 MAX production rate may create financial and disruption risks for the Company and its suppliers on the program, which, may in turn, affect the Company's ability to comply with contractual obligations.
For the twelve months ended December 31, 2018, 2019, and 2020, approximately 56%, 53%, and 19% of our net revenues were generated from sales of components to Boeing for the B737 aircraft, respectively. For the twelve months ended December 31, 2020, our revenues from the B737 aircraft were significantly impacted by grounding and COVID-19 pandemic. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Sustaining Agreement. The contract is a requirements contract, and Boeing can reduce the purchase volume at any time.
In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the accidents involving two B737 MAX aircraft. At Boeing’s direction, Spirit suspended all B737 MAX production beginning on January 1, 2020. Subsequently, there were a number of changes to 2020 production rates as a result of the grounding and COVID-19 impacts. These production changes created significant disruption for the Company and its B737 MAX suppliers.
If production levels for the MAX program are reduced beyond current expectations due to depressed demand or otherwise, or if we have difficulties in managing our cost structure to take into account changes in production schedules or to accommodate a ramp-up in production, our liquidity position may worsen absent our ability to procure additional financing, we may trigger an event of default under our credit facilities, and our business, financial condition, results of operations and cash flows could be materially adversely impacted.
Boeing’s deliveries of the B737 MAX resumed in December 2020, but the rate at which deliveries will continue and continued impacts of the grounding remain uncertain. We have made significant assumptions with respect to the B737 program regarding the number of units to be delivered in 2021 (161 units), the period during which those units are likely to be produced, and the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs. In addition, we have made assumptions regarding estimated costs expected to be incurred until resuming a normal production rate consistent with 2019 production levels to determine which costs should be (i) included in program inventory and (ii) expensed when incurred as abnormal production costs. Any changes in these estimates and/or assumptions with respect to the B737 program could have a material adverse impact on our financial position, results of operations, and/or cash flows.
Because we depend on Boeing and Airbus, as our largest customers, our sales, cash flows from operations, and results of operations will be negatively affected if either Boeing or Airbus reduces the number of products it purchases from us or if either experiences business difficulties or breaches its obligations to us.

Boeing is our largest customer, and Airbus is our second-largest customer. For the twelve months ended December 31, 2020, approximately 60% and 23% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although part of our strategy is to diversify our customer base, we cannot assure that we will be successful in doing so. Even if we are successful in obtaining new customers, we expect that Boeing and Airbus will continue to account for a substantial portion of our sales. Our contracts with Boeing and Airbus are requirements contracts that do not require specific minimum purchase volumes, and either Boeing or Airbus can reduce its purchase volume at any time. If either of these customers reduces the requirements under our agreements (as Boeing did in 2019 and 2020 due to the MAX grounding and the COVID-19 pandemic and other customers did in 2020 due to the COVID-19 pandemic), terminates the agreements or portions of them (due to our breach), a termination for convenience (which is a provision included in most of the contracts, or otherwise), experiences a major disruption in its business (such as a strike, work stoppage, slowdown, or a supply chain problem) or experiences a deterioration in its business, financial condition, access to credit, or liquidity, our business, financial condition, and results of operations could be materially adversely affected. Any monetary damages we receive from Airbus or Boeing as a result of a contractual termination may not be sufficient to cover our actual damages.

Our backlog is subject to change due to the COVID-19 pandemic and other factors.

From time to time, we disclose our expected backlog associated with large commercial aircraft, business and regional jets, and military equipment deliveries, calculated based on contractual and historical product prices and expected delivery volumes. Our backlog declined throughout 2020 due to cancellations related to the B737 MAX grounding and the COVID-19 pandemic, and the pandemic may also extend or delay the time in which we expect to realize value from our backlog. Additional impacts from the pandemic or other global events may cause our backlog to further deteriorate due to order cancellations or delays. Additionally, we adjusted the calculation of our backlog to contemplate material impacts related to adjustments reported under ASC606.

Backlog is calculated based on the number of units the Company is under contract to produce on our fixed quantity contracts, and Boeing’s and Airbus’ announced backlog on our supply agreements (which are based on orders from customers). Accordingly, we rely on latest available information from Boeing and Airbus to calculate our backlog, which may not reflect expected cancellations related to the COVID-19 pandemic. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog does not necessarily represent the actual amount of deliveries or sales for any future period.

We use estimates in accounting for revenue and cost for our contracts. Changes in our estimates could adversely affect our future financial performance.

The Company recognizes revenue using the principles of Accounting Standards Codification ("ASC') Topic 606 , Revenue from contracts with customers (“ASC 606”), and estimates revenue and cost for contracts that span a period of multiple years. This method of accounting requires judgment on a number of underlying assumptions to develop our estimates such as favorable trends in volume, learning curve efficiencies, and future pricing from suppliers that reduce our production costs. However, several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates such as technical problems, delivery reductions, materials shortages, supplier difficulties, and multiple other events. Other than certain increases in raw material costs that can generally be passed on to our customers, in most instances we must fully absorb cost overruns. Due to the significant length of time over which some revenue streams are generated, the variability of future period estimated revenue and cost may be adversely affected if circumstances or underlying assumptions change. If our estimated costs exceed our estimated revenues under a fixed-price contract, we will be required to recognize a forward loss on the affected program, which could have a material adverse effect on our results of operations. The risk particularly applies to products such as the B787 and A350, in that our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production experience. During the fourth quarter of 2020, there were further disruptions and delays as a result of increased inspections and associated rework requests from Boeing on the B787 program. Further production rate changes or claims relating to inspection and rework requests may result in additional incremental forward loss charges.

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

While we have entered into long-term supply agreements with respect to the Sustaining Programs, Boeing does not have any obligation to purchase components from us for any subsequent variant of these aircrafts that is not a commercial derivative as defined by the Sustaining Agreement. If we are unable to obtain significant aerostructures supply business for any variant of these aircrafts for which we provide significant content, such as the B737 MAX, our business, financial condition, and results of operations could be materially adversely affected.

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

Our suppliers continue to encounter financial difficulty due to the pandemic and residual effects of the B737 MAX grounding. Absent financial support, suppliers may not be able to meet commitments under their agreements with us. If any suppliers fail to supply critical parts and we are not able to secure timely and adequate replacements, we may breach our obligations to our customers. As a result of a breach, customers generally may terminate their agreements or proceed against us for damages and our business, financial condition, results of operations and cash flows could be materially adversely impacted.
Additionally, the Company’s ability to meet production rate increases is dependent upon several factors, including expansion and alignment of its production facilities, tooling, and equipment; improved efficiencies in its production line; on-time delivery of component parts from the Company’s suppliers; adequate supply of skilled labor; and implementation of customer customizations upon demand. If the Company fails to meet the quality or delivery expectations or requirements of its customers, disruptions in manufacturing lines could result, which could have a material adverse impact on the Company’s ability to meet commitments to its customers and on its future financial results.
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

Our manufacturing facilities or our suppliers’ manufacturing facilities could be damaged or disrupted by a natural disaster, war, terrorist activity, interruption of utilities, public health crises (such as the ongoing COVID-19 pandemic), or sustained mechanical failure. Although we have obtained property damage and business interruption insurance where we deem appropriate, a sustained mechanical failure of a key piece of equipment, major catastrophe (such as a fire, flood, tornado, hurricane, major snow storm, or other natural disaster), war, or terrorist activities in any of the areas where we or our suppliers conduct operations could result in a prolonged interruption of all or a substantial portion of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers. We may not have insurance to adequately compensate us for any of these events. A large portion of our operations takes place at one facility in Wichita, Kansas, and any significant damage or disruption to this facility in particular would materially adversely affect our ability to service our customers. Additionally, while any insurance proceeds may cover certain business interruption expenses, certain deductibles and limitations will apply and no assurance can be made that all recovery costs will be covered.

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

Our continued supply of materials is subject to a number of risks including:

•the destruction of or damage to our suppliers’ equipment, facilities or their distribution infrastructure;
•global economic conditions, embargoes, force majeure events, domestic or international acts of hostility, terrorism, pandemic, or other events impacting our suppliers’ ability to perform;
•a work stoppage or strike by our suppliers’ employees;
•the failure of our suppliers to provide materials of the requisite quality or in compliance with specifications;
•the failure of our suppliers to satisfy U.S. and international import and export control laws;
•the failure of our suppliers to meet regulatory standards;
•the failure, shortage, or delay in the delivery of raw materials to our suppliers;
•imposition of tariffs and similar import limitations on us or our suppliers; and
•contractual amendments and disputes with our suppliers.

In addition, our profitability is affected by the prices of the components and raw materials, such as titanium, aluminum, steel, and carbon fiber, used in the manufacturing of our products. These prices may fluctuate based on factors beyond our control, including world oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates, hostilities in jurisdictions that affect raw materials and, in some cases, government regulation. Although our supply agreements with Boeing and Airbus allow us to pass on to our customers certain unusual increases in component and raw material costs in limited situations, we may not be fully compensated by the customers for the entirety of any such increased costs.

Our business could be materially adversely affected by product warranty obligations or defective product claims.

We are exposed to liabilities that are unique to the products and services we provide. Our operations expose us to potential rework obligations, liabilities for warranty or other claims with respect to aircraft components that have been designed, manufactured, or serviced by us or our suppliers. We maintain insurance for certain risks, but the amount of our insurance coverage may not cover all claims or liabilities and we may be forced to bear substantial costs. Material obligations in excess of our insurance coverage (or other third-party indemnification) could have a material adverse effect on our business, financial condition, and results of operations.

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

Our acquisitions expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.

As part of our business strategy, we may merge with or acquire businesses and/or form joint ventures and strategic alliances. For example, the Company closed the Bombardier Acquisition (as defined below) on October 30, 2020. Combining our businesses may be more difficult, costly, or time consuming than expected. In addition, events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from the acquisition. The success of this acquisition and other acquisitions will depend on, among other things, our ability to realize the anticipated benefits and cost savings from combining our and the acquired businesses in a manner that facilitates growth opportunities and realizes anticipated synergies and cost savings. These anticipated benefits and cost savings may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Further, the integration of these companies involves a number of risks, including, but not limited to the diversion of management’s attention to the integration of operations, difficulties in the assimilation of different cultures and practices, reliance on sellers under transition services agreements, (including, without limitation, the transition services agreement with Bombardier), as well as in the assimilation of geographically dispersed operations and personnel, difficulties in the integration of departments, systems (including accounting, production, IT, and other critical systems), technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal accounting controls), procedures, and policies and compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and other applicable anti-bribery laws.

We face risks as we work to successfully execute on new or maturing programs.

New or maturing programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules, and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new or maturing aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new or maturing programs to the customer’s satisfaction or manufacture products at our estimated costs, if we were unable to successfully perform under revised design and manufacturing plans or successfully resolve claims and assertions, or if a new or maturing program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems could result and our business, financial condition, and results of operations could be materially adversely affected. Some of these risks have affected our maturing programs to the extent that we have recorded significant forward losses and maintain certain of our maturing programs at zero or low margins due to our inability to overcome the effects of these risks, which was greatly exacerbated by significantly reduced current and future production volumes related to the COVID-19 pandemic. We continue to face similar risks as well as the potential for default, quality problems, or inability to meet weight requirements and these could result in continued zero or low margins or additional forward losses, and the risk of having to write-off additional inventory if it were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge, and tooling.

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

The outcome of legal proceedings and government inquiries and investigations involving our business is unpredictable, and an adverse decision in any such matter could have a material effect on our financial position and results of operations.

We are involved in a number of legal proceedings including the proceedings disclosed in Note 22 to the Consolidated Financial Statements, Commitments, Contingencies and Guarantees. These claims may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material impact on our financial position and results of operations. In addition, we are sometimes subject to government inquiries and investigations of our business due, among other things, to the heavily regulated nature of our industry and our participation in government programs. Any such inquiry or investigation could potentially result in an adverse ruling against us, which could have a material impact on our financial position and operating. If we are unsuccessful in any action related to this matter, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage.

We do not own most of the program specific intellectual property and tooling used in our business.

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

In the future, our entry into new markets may be facilitated by obtaining additional license grants from our customers. If we are unable to negotiate additional license rights on acceptable terms (or at all) from these customers, our ability to enter new markets may be restricted.

Our global footprint subjects us to the risks of doing business in foreign countries.

We have activities and operations globally (through wholly owned indirect or direct subsidiaries and joint ventures), including in the United Kingdom, France, Malaysia, Morocco and China. In addition, we derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the U.S and, for the twelve months ended December 31, 2020, direct sales to our non-U.S. customers accounted for approximately 23% of our net revenues. We expect that our and our customers’ international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•changes in regulatory requirements applicable to our industry and business, including without limitation, changes in tariffs (imposed or threatened) on imports, including tariffs imposed in a retaliatory manner on U.S. exports, embargoes, export controls, and other trade restrictions or barriers;
•changes in the political, economic, legal, tax and social conditions in the countries we do business in;
•changes in policies and initiatives including with respect to foreign exchange, foreign investment, and government industrial cooperation requirements;
•the ability to secure clearances, approvals or licenses, including any requirements mandated by the U.S. Commerce Department, to maintain the ability to provide product or services to certain countries or customers;
•compliance with foreign labor laws, which generally provide for increased notice, severance and consultation requirements compared to U.S. laws; difficulties enforcing intellectual property and contractual rights in certain jurisdictions; the complexity and necessity of using foreign representatives and consultants;
•uncertainties and restrictions concerning the availability of funding credit or guarantees;
•potential or actual withdrawal or modification of international trade agreements;
•modifications to sanctions imposed on other countries; changes to immigration policies that may present risks to companies that rely on foreign employees or contractors;
•compliance with antitrust and competition regulations;
•differences in business practices;
•the difficulty of management and operation of an enterprise spread over various countries;
•compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and other applicable anti-bribery laws; and
•economic and geopolitical developments and conditions, including domestic or international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships, and military and political alliances.

While these factors and the effect of these factors are difficult to predict, adverse developments in one or more of these areas could materially adversely affect our business, financial condition, and results of operations in the future.

Our results could be adversely affected by economic and geopolitical considerations.

The commercial airline industry is impacted by the strength of the global economy and the geopolitical events around the world. Possible exogenous shocks such as expanding conflicts or political unrest, renewed terrorist attacks against the industry, or pandemics have in the past caused, and could in the future cause, precipitous declines in air traffic. Any protracted economic slump, adverse credit market conditions, future terrorist attacks, war, or health concerns could cause airlines to cancel or delay the purchase of additional new aircraft, which could result in a deterioration of commercial airplane backlogs. If demand for new aircraft decreases, there would likely be a decrease in demand for our commercial aircraft products, and our business, financial condition, and results of operations could be materially adversely affected.

Changes in the U.K.’s economic and other relationships with the European Union (the “EU”) due to the U.K.’s departure from the EU on January 31, 2020 (referred to as “Brexit”) could adversely affect the Company. New provisional rules regarding the relationship between the U.K. and the EU took effect on January 1, 2021. Such rules govern trade, aviation, and various employee related matters, among other things. The effect of the new rules is still being determined. Because the Company currently operates and conducts business in the U.K. and in EU, potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between the U.K. and other countries and increased regulatory complexities could have a negative impact on our business, financial condition, and results of operations.

We are pursuing growth opportunities in a number of newly developed and emerging markets. These investments may expose us to heightened risks of economic, geopolitical, or other events, including governmental takeover (nationalization) of our manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on our financial condition and results of operations. Further, the U.S. Government, other governments, and international organizations could impose additional sanctions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

We may not be able to generate sufficient taxable income to fully realize our domestic deferred tax assets.

At December 31, 2020, we have recognized a valuation allowance against nearly all of our domestic net deferred tax assets. Changes that are adverse to the Company could result in the need to record additional a deferred tax asset valuation allowances resulting in a charge to results of operations and a decrease to total stockholders’ equity.

Our business is subject to regulation in the U.S. and internationally.

The manufacturing of our products is subject to numerous federal, state, and foreign governmental regulations including related to environmental, health and safety laws and regulations. The number of laws and regulations that are being enacted or proposed by various governmental bodies and authorities are increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state, or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition, or cash flows may be adversely affected by penalties or sanctions or reputational degradation. In addition, our future results could be adversely affected by changes in applicable federal, state, and foreign laws and regulations, or the interpretation or enforcement thereof.

Our operations involve the use of large amounts of hazardous substances and regulated materials and generate many types of wastes, including emissions of hexavalent chromium and volatile organic compounds, and certain chlorinated and brominated hydrocarbon solvents, greenhouse gases such as carbon dioxide. Spills and releases of these materials may subject us to clean-up liability for remediation and claims of alleged personal injury, property damage, and damage to natural resources, and we may become obligated to reduce our emissions of hexavalent chromium, volatile organic compounds and/or greenhouse gases. We cannot give any assurance that the aggregate amount of future remediation costs and other environmental liabilities will not be material.

The Company's chemical milling and vapor degreasing processes use various regulated substances that are identified as TSCA (Toxic Substances Control Act) initial chemicals evaluated in risk assessments prescribed by the Lautenburg Chemical Safety Act in the U.S., and therefore may be subject to additional regulations in the near future. The Company is investigating the use of alternative solvents and processes, including control technologies which may require material expenditures, however this business will remain dependent on the availability, use and cost of these materials for the immediate future. To the extent these alternative solutions are not viable, or any enacted regulation does not provide an exception, there could be material capital expenditures required to comply with elimination of the chemicals used in our current processes.

In connection with prior acquisitions, we may be indemnified or insured, subject to certain contractual limitations and conditions, for certain clean-up costs and other losses, liabilities, expenses, and claims related to existing environmental conditions on the acquired properties. If indemnification or insurance is not sufficient to cover any potential environmental liability, we may be required to make material expenditures.

In the future, contamination may be discovered at or emanating from our facilities or at off-site locations where we send waste. The remediation of such newly discovered contamination, related claims for personal injury or damages, or the enactment of new laws or a stricter interpretation of existing laws, may require us to make additional expenditures, some of which could be material. See Item 1. “Business - Regulatory Matters.”

In addition, increased concern over climate change has led to new and proposed legislative and regulatory initiatives. New or revised laws and regulations in this area could directly and indirectly affect the Company, its customers, or its suppliers by increasing production costs or otherwise impacting operations. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by the Company and could have an adverse effect on our business, financial condition, and results of operations.

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
We provide aerostructures to defense aircraft manufacturers. Our defense customers’ businesses, and by extension, our business, is affected by the U.S. Government’s continued commitment to programs under contract with our customers. Contracts with the U.S. Government generally permit the government to terminate contracts partially or completely, with or without cause, at any time. An unexpected termination of a significant government contract, a reduction in expenditures by the U.S. Government for aircraft using our products, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts awarded to us, or substantial cost overruns could materially reduce our cash flow and results of operations. We bear the potential risk that the U.S. Government may unilaterally suspend our defense customers or us from new contracts pending the resolution of alleged violations of procurement laws or regulations.

Decline in the U.S. defense budget or change of defense strategies or funding priorities (as a result of political environment, macroeconomic conditions and the ability of the U.S. Government to enact legislation or otherwise) may reduce demand for our defense customers’ aircraft or lead to competitive procurement conditions, which may reduce our defense business sales or margins. Further, changes in U.S. government procurement policies, regulations, initiatives and requirements may adversely impact our ability to grow our defense business.

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

A FCL is required for a company to be awarded and perform on classified contracts for the Department of Defense (“DOD”) and certain other agencies of the U.S. Government. If we were to violate the terms and requirements of the NISPOM or any other applicable U.S. Government industrial security regulations, we could lose our FCLs. We cannot give any assurance that we will be able to maintain our FCLs. If for some reason our FCLs are invalidated or terminated, we may not be able to continue to perform under our classified contracts in effect at that time, and we would not be able to enter into new classified contracts, which could adversely affect our revenues.

Under applicable federal regulations for defense contractors, we are required to comply with the Cybersecurity Maturity Model Certification (“CMMC”) program in the next several years and other similar cybersecurity requirements. Compliance with the CMMC is costly and complex. To the extent that we are unable to comply with the CMMC or other requirements, we may be unable to maintain or grow our business with the DOD or its prime customers.

Our operations could be negatively impacted by service interruptions, data corruption or misuse, cyber attacks, network security breaches or GDPR violations.

We rely on information technology networks and systems to manage and support a variety of business activities, including procurement and supply chain, engineering support, and manufacturing. These networks and systems, some of which are managed by third-parties (including, without limitation, under the transition services agreement with Bombardier with respect to the Bombardier Acquisition), are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or insiders, telecommunication failures, user errors, or catastrophic events. If these networks and systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our manufacturing process could be disrupted, resulting in late deliveries or even no deliveries if there is a total shutdown. This could have a material adverse effect on our reputation and we could face financial losses.

Further, we routinely experience cyber security threats and attempts to gain access to sensitive information, as do our customers, suppliers, and other third parties with which we work. We have established threat detection, monitoring, and mitigation processes and procedures and are continually exploring ways to improve these processes and procedures. However, the scope and impact of any future incident cannot be predicted and we cannot provide assurance that these processes and procedures will be sufficient to prevent cyber security threats from materializing. If threats do materialize, we could experience significant financial or information losses and/or reputational harm. If we are unable to protect sensitive or confidential information from these threats, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures and, as a result, our present and future business could be negatively impacted.

The EU’s General Data Protection Regulation (“GDPR”) imposes a range of compliance obligations applicable to the collection, use, retention, security, processing, and transfer of personally identifiable information of EU residents. Violations of the GDPR may result in significant fines and sanctions. Any failure, or perceived failure, by us to comply with the GDPR, or any other privacy, data protection, information security, or consumer protection-related privacy laws and regulations could result in financial losses and have an adverse effect on our reputation.

We operate in a very competitive business environment.

As the Company seeks to further diversify its program portfolio and product offerings and expand its customer base, we face substantial competition from both OEMs and non-OEM aerostructures suppliers. OEMs may choose not to outsource production of aerostructures due to, among other things, their own direct labor and other overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource.

Some of our non-OEM competitors have greater resources than we do and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Consolidation of or partnerships among our competitors could also increase their financial resources, market penetration and purchasing power. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality, and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management, and sales and marketing, and we may not have enough resources to make such investments.

It is very difficult for new aerostructures suppliers to compete against incumbent suppliers for work under an existing contract, because the OEM and the supplier typically spend significant amounts of time and capital on design, manufacture, testing, and certification of tooling and other equipment. A supplier change would require further testing and certification and the expensive movement of existing tooling or the development of new tooling, and would likely result in production delays and additional costs to both the OEM and the new supplier. These high switching costs may make it more difficult for us to bid competitively against existing suppliers and less likely that an OEM will be willing to switch suppliers during the life of an aircraft program, which could materially adversely affect our ability to obtain new work on existing aircraft programs.

Our commercial business is cyclical and sensitive to commercial airlines’ profitability.

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

In order for us to remain competitive, we will need to expend significant capital to research and develop technologies, purchase new equipment and machines, or to train our employees in the new methods of production and service. We spent $38.8 million on research and development during the twelve months ended December 31, 2020. Our expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.

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

While the Company intends to continue committing financial resources and effort to the development of innovative new technologies, any strain on the Company’s liquidity, such as the strain caused by the B737 MAX grounding and COVID-19 impacts, will reduce the Company’s ability to expend capital to develop such technologies.

Risks Related to Employment Matters

In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could harm our business.

In order to be successful, we must attract, retain, train, motivate, develop, and transition qualified executives and other key employees, including those in managerial, manufacturing, and engineering positions. Competition for experienced employees in the aerospace industry, and particularly in Wichita, Kansas, where the majority of our manufacturing and executive offices are located, is intense. The failure to successfully hire executives and key employees or to implement succession plans for executives and key employees, or the loss of any executives and key employees, could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.

In 2020, the Company announced significant workforce reductions to assist with alleviating costs due to the B737 MAX grounding and the COVID-19 pandemic. The Company’s ability to ramp up in production rates across multiple programs and on the B737 MAX program will depend, in part, on the Company’s ability to hire key employees to fill any gaps left by the workforce reductions. If the Company is unable to hire such key employees, production could be adversely impacted.

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

We could be required to make future contributions to our defined benefit pension and post-retirement benefit plans as a result of adverse changes in interest rates and the capital markets. Adverse changes in the securities markets or interest rates, changes in actuarial assumptions, and legislative or other regulatory actions could substantially increase the costs of these plans and could result in a requirement to contribute additional funds to the plans, including the Shorts Pension acquired in the Bombardier Acquisition.

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

As part of the Bombardier Acquisition, the Company acquired Short Brothers plc ("Shorts"), which sponsors the Shorts Pension, a defined benefit pension plan that is closed to new participants. The Shorts Pension is not yet closed to the future accrual of additional benefits for current participants. Spirit acts as parent guarantor to the Shorts Pension for the limited amount of £112 million.

Following future valuations of the Shorts Pension’s assets and liabilities or following future discussions with the Shorts Pension’s trustee, the annual funding obligation and/or the arrangements to ensure adequate funding for the Shorts Pension may change. The future valuations under the Shorts Pension are affected by a number of assumptions and factors, including legislative or other regulatory changes; assumptions regarding interest rates, currency rates, inflation, mortality, and retirement rates; the investment strategy and performance of the Shorts Pension’s assets; and actions by the U.K. Pensions Regulator. Volatile economic conditions caused by COVID-19 or other events could increase the risk that the funding requirements increase following the next triennial valuation. The U.K. Pensions Regulator also has powers under the Pensions Act 2004 to impose a contribution notice or a financial support direction on Shorts (and other persons connected with the Company or Shorts) if, in the case of a contribution notice, the U.K. Pensions Regulator reasonably believes such person has been party to an act, or deliberate failure to act, intended to avoid pension liabilities or that is materially detrimental to the pension plan, or, in the case of a financial support direction, if a plan employer is a service company or insufficiently resourced and the Pensions Regulator considers it is reasonable to act against such a person. A significant increase in the funding requirements for Shorts Pension could result in the imposition of additional financial contributions to the Shorts Pension and, if such required contributions are significant, could have a material adverse effect on Shorts or our business, financial condition, and results of operations.

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

Risks Related to our Debt and Liquidity

Declines in our financial condition or expected performance or reductions in our credit ratings could limit the Company’s ability to obtain future financing, increase its borrowing, adversely affect the market price of its securities, or otherwise impair its business, financial condition, and results of operations.

Our business requires significant capital. A decline in our financial condition or expected performance for any reason could limit our ability to access the credit and capital markets, increase our borrowing costs, and/or affect the market price of our securities. There can be no assurance that we will be able to access the capital or credit markets or, if we do have such access, that it will be on favorable terms.

As of December 31, 2020, our corporate credit ratings were B by Standard & Poor’s Global Ratings (“S&P”), and B2 by Moody’s Investors Service, Inc. (“Moody’s”). Throughout 2020, S&P and Moody’s downgraded our credit rating on a number of occasions. On January 13, 2020, Moody’s downgraded Spirit’s credit rating from Baa3 to Ba2. On January 31, 2020, S&P downgraded Spirit’s credit rating from BBB- to BB. On April 14, 2020, Moody’s further downgraded Spirit’s credit rating from Ba2 to Ba3, and on April 14, 2020, S&P downgraded Spirit’s credit rating from BB to BB-. On June 25, 2020, S&P downgraded Spirit’s credit rating to B+. On July 21, 2020, Moody’s downgraded Spirit’s credit rating to B2 with a negative outlook. On September 24, 2020, Moody’s affirmed its rating. On August 3, 2020, S&P downgraded Spirit’s credit rating to B with a stable outlook. On September 22, 2020, S&P affirmed its rating. As compared to the Company’s prior investment grade rating, these ratings and our current credit condition affects, among other things, our ability to access new capital. Further negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt.

The ratings reflect the agencies’ assessment of our ability to pay interest and principal on our debt securities and credit agreements. A rating is not a recommendation to purchase, sell, or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be considered independently of all other ratings. Lower ratings would typically result in higher interest costs of debt securities when they are sold, could make it more difficult to issue future debt securities, could require us to provide creditors with more restrictive covenants, which would limit our flexibility and ability to pay dividends and may require us to pledge additional collateral under our credit facility. Any downgrade in our credit ratings could have a material adverse effect on our business or financial condition.

Limitations on our ability to access the capital or credit markets, unfavorable terms or general reductions in liquidity may adversely and materially impact our business, financial condition, and results of operations.

Our debt could adversely affect our financial condition and our ability to operate our business. The terms of our Credit Agreement impose significant operating restrictions on our company and our subsidiaries, which could also adversely affect our operating flexibility and put us at a competitive disadvantage by preventing us from capitalizing on business opportunities.

As of December 31, 2020, we had total debt of $3,873.6 million. In addition to our debt, as of December 31, 2020, we had $19.6 million of letters of credit and letters of guarantee outstanding.

The terms of our Credit Agreement impose significant restrictions on us, and subject to certain exceptions, limit our ability, among other things, to:

•incur additional debt or issue preferred stock with certain terms;
•pay dividends or make distributions to our stockholders over certain amounts;
•repurchase or redeem our capital stock;
•make investments;
•incur liens;
•enter into transactions with our stockholders and affiliates;
•sell certain assets;
•acquire the assets of, or merge or consolidate with, other companies;
•incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us; and
•consider strategic transactions.

These restrictions could have consequences, including the following:

•making it more difficult for us to satisfy our obligations with respect to our debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, strategic acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our financial flexibility in planning for and reacting to changes in the industry in which we compete;
•having a material adverse effect on us if we fail to comply with the covenants in the Credit Agreement or in the indentures governing our long-term bonds or in the instruments governing our other debt; and
•increasing our cost of borrowing.

We cannot assure you that we will be able to maintain compliance with the covenants in the agreements governing our indebtedness in the future or, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Additionally, the terms of any future indebtedness we may incur could include more restrictive covenants. If we incur additional debt, the risks related to our high level of debt could intensify.

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

Risks Related to our Common Stock

We cannot make any guarantees with respect to dividends on our Common Stock.

On February 6, 2020, the Company announced that its Board of Directors, or Board, reduced its quarterly dividend to a penny per share to preserve liquidity until B737 MAX production reaches higher levels. The Board regularly evaluates the Company's capital allocation strategy and dividend policy. Any future determination to continue to pay dividends, or to pay higher dividends, will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will be declared and paid at historical levels or at all.

Spirit Holdings’ certificate of incorporation, rights plan, by-laws and our supply agreements with Boeing contain provisions that could discourage others from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of Spirit Holdings’ certificate of incorporation and by-laws may discourage, delay, or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our current Board. These provisions include:

•advance notice requirements for nominations for election to the Board or for proposing matters that can be acted on by stockholders at stockholder meetings; and
•the authority of the Board to issue, without stockholder approval, up to 10 million shares of preferred stock with such terms as the Board may determine.

In addition, Spirit Holdings adopted a limited duration stockholder rights agreement (the “rights plan”) on April 22, 2020 and declared a dividend of one right for each outstanding share of Common Stock as of May 1, 2020, the record date. The rights generally become exercisable if a person or group (including a group of persons who agree to act in concert with each other) acquires beneficial ownership of 10% or more of Spirit Holdings’ Common Stock in a transaction not approved by the Board. Passive investors in Spirit Holdings are permitted to hold up to 20% without triggering the exercise of the rights. In the event the rights become exercisable, each holder of a right (other than the acquiring person or group, whose rights will become void and will not be exercisable) will have the right to purchase, upon payment of the exercise price and in accordance with the terms of the rights plan, a number of shares of Common Stock having a market value of twice the exercise price. In addition, if Spirit Holdings is acquired in a merger or other business combination after an acquiring person acquires 50% or more of the

Common Stock, each holder of the right would thereafter have the right to purchase, upon payment of the exercise price and in accordance with the terms of the rights plan, a number of shares of Common Stock of the acquiring person having a market value of twice the exercise price. The acquiring person or group would not be entitled to exercise these rights. The rights plan expires, without any further action being required to be taken by Board, on April 22, 2021.

In addition, our supply agreements with Boeing include provisions giving Boeing the ability to terminate the agreements in the event any of certain disqualified persons acquire a majority of Spirit’s direct or indirect voting power or all or substantially all of Spirit’s assets. See Item 1. “Business - Our Relationship with Boeing.”

Item 1B.    Unresolved Staff Comments
    None.

Item 2.    Significant Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2020 are set forth below:

Location	Primary Use	Approximate Square Footage	Owned/Leased
United States
Wichita, Kansas(1)	Primary Manufacturing	12.9 million	Owned/Leased
	Facility/Offices/Warehouse
Tulsa, Oklahoma	Manufacturing Facility	1.77 million	Leased
McAlester, Oklahoma	Manufacturing Facility	139,000	Owned
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	851,000	Leased
San Antonio, Texas	Manufacturing/Warehouse	320,000	Leased
Dallas, Texas	Manufacturing	50,000	Leased
Biddeford, Maine	Manufacturing	180,000	Owned

United Kingdom
Prestwick, Scotland	Manufacturing Facility	956,000	Owned
Belfast, Northern Ireland	Manufacturing Facility/Offices	3.0 million	Owned/Leased
Malaysia
Subang, Malaysia	Manufacturing	386,000	Owned/Leased
France
Saint-Nazaire, France	Primary Manufacturing/Office	58,800	Leased
Africa
Casablanca, Morocco	Primary Manufacturing	310,000	Owned
_______________________________________

(1)87% of the Wichita facility is owned.

Our physical assets consist of 20.7 million square feet of building space located on 1,557 acres in eleven facilities. We produce our fuselage systems and propulsion systems from our primary manufacturing facility located in Wichita, Kansas with some fuselage work done in our McAlester, Oklahoma; Kinston, North Carolina; San Antonio TX; Saint Nazaire, France; Subang, Malaysia; Biddeford, Maine; and Casablanca, Morocco facilities. We produce wing systems in our manufacturing facilities in Tulsa and McAlester, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; San Antonio, Texas; Casablanca, Morocco; Belfast, Northern Ireland and Subang, Malaysia. The McAlester, Oklahoma site supplies machined parts and sub-

assemblies to the Wichita and Tulsa facilities, and is now offering services to third parties as part of our focus on leveraging our fabrication and assembly expertise. In July 2019, we entered into a lease for a facility in San Antonio, Texas specializes in sheet metal fabrication, machining, metal finishing and kitting. As previously announced, the McAlester, Oklahoma and San Antonio, Texas facilities are expected to be closed after transfer of work from these sites is completed, which we anticipate will take place during the first half of 2021. On October 30, 2020, the Company purchased assets including facilities from Bombardier Inc. and its affiliates (“Bombardier”) in Belfast, Northern Ireland; Casablanca, Morocco; and Dallas, Texas.

The Wichita facility, which includes the Company's corporate offices, is comprised of 650 acres, 8.0 million square feet of manufacturing space, 1.9 million square feet of offices and laboratories for the engineering and design group and 3.0 million square feet for support functions and warehouses. A total of 568,000 square feet are currently vacant, with 280,000 square feet of that planned to support increases in rates across programs and the expansion of fabrication and assembly work. The Wichita site has access to transportation by rail, road, and air via the runways of McConnell Air Force Base. Additionally, a 6,000 square foot lease commenced in January 2019 on the Wichita State University (WSU) campus to establish an innovative relationship between Spirit and WSU through NIAR and the WSU Campus of Applied Sciences and Technology. The three areas of strategic focus are joint strategic research projects, applied learning opportunities for WSU students, and improved workforce training services to meet the growing demands of the aerospace industry.

The Tulsa facility consists of 1.77 million square feet of building space set on 147 acres. The Tulsa plant is located five miles from an international shipping port (Port of Catoosa) and is located next to the Tulsa International Airport. The McAlester site, which manufactures parts and sub-assemblies, consists of 139,000 square feet of building space on 90 acres and we expect the site will be closed after transfer of work is completed, which we anticipate will take place during the first half of 2021.

The Wichita and Tulsa manufacturing facilities have significant scale to accommodate the very large structures that are manufactured there, including, in Wichita, entire fuselages. Three of the U.S. facilities are in close proximity, with approximately 175 miles between Wichita and Tulsa. Currently, these U.S. facilities utilize approximately 95% of the available building space.

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

The San Antonio, Texas site is located within one mile of the San Antonio International Airport. The 320,000 square foot site specializes in sheet metal fabrication, machining, minor assembly, and chemical processing. Parts for several of Spirit's programs, including the B737 and the B787 are manufactured at the facility. Spirit acquired the facility to maintain the flow of parts and improve delivery performance. The site is expected to be closed in 2021, after the transfer of work is completed.

The Dallas, Texas operation is in a 50,000 square foot leased facility with proximity to the Dallas/Fort Worth logistical hub and is within seven miles of the Dallas Love Field Airport. This is a world class MRO/CRO facility that specializes in nacelle and flight control surfaces. They facility has FAA/EASA Part 145 & Part 21G certificates and service customers across the Americas.

The Biddeford, Maine site was purchased in 2020 and consists of 180,000 square feet at two locations on 21.65 acres. The primary function of these sites is carbon/carbon composite and thermal protection system manufacturing.

Prestwick facility consists of 956,000 square feet of building space, comprised of 464,000 square feet of manufacturing space, 268,000 square feet of office space, and 224,000 square feet of warehouse/support space. This facility is set on 93 acres. The Aerospace Innovation Center, a new 70,000 square foot facility, was completed and opened for business in February 2021. The Prestwick plant is located within close proximity to the motorway network that provides access between England and continental Europe. It is also easily accessible by air (at Prestwick International Airport) or by sea. A portion of the Prestwick facility is leased to the Regional Aircraft division of BAE Systems and certain other tenants.

The Belfast, Northern Ireland facility consists of seven sites on 189 acres within 12 miles of the main factory at Queens Island totaling 3.0 million square feet. Five of the sites are owned totaling 1.0 million square feet, and two sites are leased totaling 2.0 million square feet. The operations conducted at these sites include machined parts, auto-riveting and major aerostructures final assembly; fabrication and wing assembly for the A220; composite fabrication for multi-programs; sheet metal fabrication, metal bonding, chem-milling, composite parts manufacturing, and panel fabrication and assembly; nacelle production and MRO repair for multi-programs; and engineering services.

The Malaysian manufacturing plant is located at the Malaysia International Aerospace Center in Subang. The 386,000 square foot leased facility is set on 45 acres and is centrally located with easy access to Kuala Lumpur, as well as nearby ports and airports. The facility assembles composite panels for wing components and sub-structures for fuselage.

The Saint-Nazaire, France site was built on 6.25 acres and totals 58,800 square feet. This facility receives center fuselage frame sections for the Airbus A350 XWB from the facility in Kinston, North Carolina. Sections designed and manufactured in North Carolina are shipped across the Atlantic, received in Saint-Nazaire, and assembled before being transported to Airbus.

The Casablanca, Morocco site rests on 19 acres and totals 310,000 square feet with access to the Moroccan aeronautical hub, with the Mohammod V Airport being within two miles of the site. Operations in Casablanca include CRJ nacelle and flight commands, fuselage work on the Learjet 75, mid fuselage work on the A220, nacelle work on the A320neo, and mid fuselage work on the C350.

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
Tom Gentile III, 56. Mr. Gentile became President and Chief Executive Officer on August 1, 2016. From April 2016 to July 2016, Mr. Gentile served as Executive Vice President and Chief Operating Officer. From 2014 to April 2016, Mr. Gentile served as President and Chief Operating Officer of GE Capital where he oversaw GE Capital’s global operations, IT, and capital planning and served on its board of directors. Mr. Gentile had been employed by GE since 1998, and prior to his most recent position with GE, held the position of President and CEO of GE Healthcare’s Healthcare Systems division from 2011 until 2014 and the position of President and CEO of GE Aviation Services from 2008 until 2011. Mr. Gentile received his Bachelor of Arts degree in economics and Master of Business Administration degree from Harvard University, and also studied International Relations at the London School of Economics.
Mark Suchinski, 54. Mr. Suchinski became Senior Vice President and Chief Financial Officer on January 29, 2020. Mr. Suchinski has been with Spirit since 2006 and served as Spirit Holdings' and Spirit’s Vice President, Controller and Principal Accounting Officer from February 2014 to February 2018. Most recently, Mr. Suchinski served as Spirit’s Vice President, Quality, beginning in August 2019 and as Spirit’s Vice President, Boeing 787 Program, from February 2018 to August 2019. Prior to February 2014, he held the following roles at Spirit: October 2013 to February 23, 2014 - Vice President, Treasurer and Financial Planning; August 2012 to October 2013 - Vice President, Finance and Treasurer; from July 2010 to August 2012, Vice President, Financial Planning & Analysis and Corporate Contracts; from January 2009 to July 2010, Controller – Fuselage Segment; and from September 2006 to January 2009, Controller – Aerostructures Segment. Prior to joining Spirit in 2006, he was at Home Products International, where he held the position of Corporate Controller from 2000 to 2004 and the position of Vice President and Chief Accounting Officer from 2004 to 2006. Prior to that, he held financial leadership positions of controller and senior finance manager at other companies. He also spent three years in public accounting. Mr. Suchinski received his Bachelor of Science degree in Accounting from DePaul University.

William (Bill) Brown, 58. Mr. Brown has served as Senior Vice President, Boeing Programs, since October 1, 2018. Previously, from 2014 to 2018, Mr. Brown served as Senior Vice President and General Manager, Oklahoma Operations, Business and Regional Jets and Global Customer Support. Mr. Brown assumed responsibility of Oklahoma Operations in December 2014 and responsibility of Business and Regional Jets in September 2017. Mr. Brown joined Spirit and Spirit Holdings' in May 2014 as Senior Vice President, Global Customer Support and Services. Previously, Mr. Brown served as Executive Vice President for Global Operations and President for Global Customer Service and Support at Beechcraft from 2007 to May 2014. Prior to joining Beechcraft, Mr. Brown served as President and General Manager of AAR Aircraft Services in Oklahoma and held senior-level positions with Independence Air, Avborne Inc. and Midwest Airlines. Mr. Brown received his Bachelor of Science degree in Aviation Management from Oklahoma State University and his Masters of Business Administration degree from Colorado State University. He also holds an A&P license and is a commercial instrument pilot.
Terry George, 59. Mr. George became Senior Vice President of Boeing 737 Program and Operations and Advanced Manufacturing Strategy on January 29, 2020. From July 2018 to January 29, 2020, Mr. George served as Vice President of New Product Development and Advanced Manufacturing Strategy. In this role, he was responsible for the Company’s factory automation strategy and implementation and new aircraft development. Additional roles include: Vice President and General Manager of Airbus Programs, Kinston, NC from July 2016 – 2018, several positions on the 787 program including Vice President of 787 Program Management, Senior Director and Director of 787 Operations, product line manager for the 787 Composites Fabrication and lastly, part of the Life Cycle Product team for the 787 program from June 2003 – April 2005. Mr. George began his career at Boeing in July 1983 in Industrial Engineering and was named manager on the 737 program in 1991. In 1995, he was named product line manager of Automated Fastening for the 737 program. Mr. George earned his bachelor’s and master’s degrees in Business Administration, both from Wichita State University.

Duane Hawkins, 62. Mr. Hawkins is Senior Vice President of Spirit Holdings' and President, Defense Division of Spirit AeroSystems, Inc., and has served in that role since July 2020. Prior to that, beginning in October 2018, Mr. Hawkins was Senior Vice President of Defense and Fabrication. Previously, from July 2015 to October 2018, he served as Senior Vice President and General Manager of Boeing, Defense, Business and Regional Jet Programs and Global Customer Support. From July 2013 to June 2015, Mr. Hawkins served as Senior Vice President, Operations. In that position, he had responsibility and oversight for Defense, Supply Chain Management, Fabrication, Global Quality, and Operations, including global footprint, Manufacturing Engineering, Industrial Engineering, and Tooling. Prior to joining Spirit, Mr. Hawkins held several positions at Raytheon Missile Systems between 2002-2013. Mr. Hawkins served as Vice President, Deputy Air Warfare Systems; Vice President, Deputy Land Combat Systems; and Vice President, Deputy Supply Chain Management and Standard Missile Program Director. From 1994 to 2001, Mr. Hawkins was President of Defense Research Inc., and from 1993 to 1994 he was Vice President, Engineering at the company. He was factory manager for Hughes Missile Systems/ General Dynamics from 1991 to 1993, and Chief of Manufacturing Engineering for General Dynamics Missile Systems from 1988 to1991. Mr. Hawkins holds a Bachelor of Science degree in manufacturing/industrial engineering from Brigham Young University and a Master in Business Administration degree from Regis University.

Samantha Marnick, 50. Ms. Marnick has served as Spirit and Spirit Holdings' Executive Vice President and Chief Operating Officer since July 28, 2020. Ms. Marnick holds the responsibility for a wide range of functions including supply chain management, strategy, M&A activity, corporate administration, human resources, fabrication, research and technology, aftermarket, and regional and business jets. From October 1, 2018 to July 28, 2020, Ms. Marnick served as Spirit and Spirit Holdings' Executive Vice President, Chief Administration Officer and Strategy. From August 2016 to October 1, 2018, Ms. Marnick served as Executive Vice President, Chief Administration Officer. From October 2012 to July 2016, Ms. Marnick served as Senior Vice President, Chief Administration Officer. From January 2011 to September 2012, Ms. Marnick served as Senior Vice President of Corporate Administration and Human Resources. From March 2008 to December 2010, Ms. Marnick served as Vice President, Labor Relations and Workforce Strategy, responsible for labor relations, the global human resource project management office, compensation and benefits, and workforce planning. Ms. Marnick previously served as Director of Communications and Employee Engagement from March 2006 to March 2008. Prior to joining the Company, Ms. Marnick was a senior consultant and Principal for Mercer Human Resource Consulting, holding management positions in both the U.K. and in the U.S. Prior to that, Ms. Marnick worked for Watson Wyatt, the U.K.’s Department of Health and Social Security and The British Wool Marketing Board. Ms. Marnick holds a Master degree in Corporate Communication Strategy and Management from the University of Salford.

Kevin Matthies, 51. Mr. Matthies became Senior Vice President, Chief Technology and Quality Officer on July 28, 2020. From January 29, 2020 to July 28, 2020, Mr. Matthies served as Senior Vice President of Quality. From September 2017 to January 29, 2020, Mr. Matthies served as Senior Vice President, Global Fabrication. Mr. Matthies joined Spirit in 2013 and has held various leadership roles in both Airbus and Boeing program management, most recently serving as Vice President, General Manager of the B787 program until September 2017. Prior to joining Spirit, Mr. Matthies spent 26 years at Raytheon Missile Systems, where he most recently served as President of the Javelin joint venture between Raytheon and Lockheed Martin. Mr.

Matthies is a 33 year veteran of the aerospace industry, having worked in executive positions for Raytheon Missile Systems, Hughes Aircraft Company, and General Dynamics. Mr. Matthies earned a Bachelor degree in Computer Science from California State University, San Bernadino, and a Master degree in Systems Engineering from the University of Arizona. He is a graduate of Raytheon's Leadership Excellence Program and was the recipient of the Raytheon 2010 Corporate Program Leadership Award.

Scott McLarty, 51. Mr. McLarty became Senior Vice President of Airbus Programs in November 2018. Before assuming the senior vice president position, Mr. McLarty was a Vice President with responsibility for the Company's U.K. and Malaysia business units and was responsible for developing the strategy and driving profitable growth. Mr. McLarty joined the Company in April 2006 as part of the acquisition of the U.K. BAE Systems’ Aerostructures business unit which created Spirit AeroSystems (Europe) Ltd. Throughout his extensive career, Mr. McLarty has held a number of leadership roles in Operations, Project Management, Business Improvement, Supply Chain and HR. He has worked on several aircraft programs including Boeing, Airbus, Hawker, Business Jets and Jetstream aircraft. Mr. McLarty has a breadth of experience in the aerospace industry gathered over 26 years and has key skills within project and program management, HR and industrial relations, commercial customer & government relations, business turnaround and driving strategic growth. Mr. McLarty holds external board-level positions and is influential within the industry and supporting bodies including government boards. He is a Chartered Fellow of the Institute of Personnel Development (FCIPD) and a Fellow of the Royal Aeronautical Society. He holds a Fellowship in Aerospace Manufacturing Management (FAMM) gained at Cranfield University.

Mindy McPheeters, 47. Ms. McPheeters is serving as Vice President of Legal, Interim General Counsel and Corporate Secretary effective January 2, 2021. Ms. McPheeters has been an attorney for the Company since 2015 and most recently held the title of Vice President of Legal and Compliance, Deputy General Counsel since August 7, 2020. During her legal career at the Company, Ms. McPheeters has provided legal advice on employment and labor matters since February 2015, she assumed primary responsibility for litigation in July 2017, legal oversight of supply chain and legal operations in March of 2019, and ultimately customer contracts in August of 2020. Prior to joining the Company, Ms. McPheeters served as legal counsel for Delta Dental of Kansas and was a partner at Stinson LLP. Ms. McPheeters earned a Bachelor of Business Administration in Accounting from Wichita State University and her Juris Doctor degree from The University of Kansas.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock, par value $0.01 per share (“Common Stock”), trades on the New York Stock Exchange under the symbol “SPR,” As of February 11, 2021, there were approximately 2,532 holders of record of Common Stock. The closing price on February 11, 2021 was $38.96 per share as reported by the NYSE.

Securities Authorized for Issuance under Equity Compensation Plans
The following table represents securities authorized for issuance under equity compensation plans as of December 31, 2020.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)(5)(6)	(b)	(c)
Restricted Stock Awards
Equity compensation plans approved by security holders
•Omnibus Incentive Plan of 2014(1)	466,833	N/A	3,956,736
•Employee Stock Purchase(2)	—	N/A	818,197
•Director Stock Plan(3)	10,129	N/A	—
•Supplemental Executive Retirement Plan(4)	28,950	N/A	—
Equity compensation plans not approved by security holders	—	—	—
Total	505,912	—	4,774,933
_______________________________________
(1)The Omnibus Incentive Plan of 2014, as amended (the “Omnibus Plan”) provides for the issuance of incentive awards to officers, directors, employees, and consultants in the form of restricted stock, restricted stock units, stock appreciation rights, and other equity compensation.
(2)The Company maintains the Spirit AeroSystems Holdings, Inc. Employee Stock Purchase Plan (as amended, the “ESPP”).

(3)Under the Spirit AeroSystems Holdings, Inc. Amended and Restated Director Stock Plan (as amended, the “DSP”), two non-employee directors are entitled to receive restricted stock units upon their separation from service. Since 2014, no additional shares have been or will be granted under the DSP.

(4)Under the Spirit AeroSystems Holdings, Inc. Supplement Executive Retirement Plan (as amended, the “SERP”), various phantom stock units are outstanding. Any payment on account of units may be made in cash or shares of Common Stock at the sole discretion of Holdings. The SERP was approved by stockholders before our initial public offering in 2006.

(5)Subject securities are not included in weighted average price consideration as they are issuable for no consideration.
(6)Represents performance-based long-term incentives that may be issued under the Omnibus Plan. For outstanding performance-based awards, the amount shown reflects the additional amount above target to maximum payout. The amount of shares that could be paid out under the performance-based awards ranges from 0-200% based on actual performance. On the initial grant dates for these performance-based awards, the Company grants shares of restricted stock in the amount that would vest if the Company achieves the award target.

Stock Performance
The following graph shows a comparison from December 31, 2015 through December 31, 2020 of cumulative total return of our Common Stock, Standard & Poor’s 500 Stock Index, and the Standard & Poor’s 500 Aerospace & Defense Index. Such returns are based on historical results and are not intended to suggest future performance. We made dividend payments on our Common Stock during the year ended December 31, 2020.

Comparison of Cumulative Five Year Total Returns
250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Spirit AeroSystems Holdings, Inc.
S&P 500 Index
S&P 500 Aerospace & Defense Index

	INDEXED RETURNS Years Ending
Company/Index	Base Period 12/31/15	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Spirit AeroSystems Holdings, Inc.	100	116.74	175.59	145.89	148.32	79.69
S&P 500 Index	100	111.96	136.40	130.42	171.49	203.04
S&P 500 Aerospace & Defense Index	100	118.90	168.11	154.54	201.41	169.05

Dividends
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

The Company paid cash dividends of $0.12 per share of Common Stock in the first quarter of 2020 and $0.01 per share of Common Stock in the remaining three quarters of 2020. The total amount of dividends paid during 2020 was $15.4 million. On January 27, 2021, the Board declared a $0.01 per share quarterly cash dividend on the outstanding Common Stock of the Company payable on April 9, 2021 to stockholders of record at the close of business on March 19, 2021.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases during the three months ended December 31, 2020 of our Common Stock that is registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (3)
	($ in millions other than per share amounts)

October 2, 2020 - November 5, 2020	3,746	$20.03	—	$925.0
November 6, 2020 - December 3, 2020	8,849	$29.43	—	$925.0
December 4, 2020 - December 31, 2020	2,983	$37.76	—	$925.0
Total	15,578	$29.96	—	$925.0

(1)Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, December 3, 2020 was the last day of our November 2020 fiscal month.

(2)15,578 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the Omnibus Plan. No purchases were made under our Board-approved share repurchase program, described in footnote (3) below.

(3)On October 28, 2018, the Board of Directors increased the capacity of its share repurchase program to $1.0 billion. During the twelve month period ended December 31, 2020, the Company repurchased no shares of common stock. As a result, the total authorization amount remaining under the share repurchase program is $925.0 million. Share repurchases are currently on hold due to the impacts of the B737 MAX grounding and the COVID-19 pandemic. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

Item 6.    Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
The following table sets forth our selected consolidated financial data for each of the periods indicated. Financial data is derived from the audited consolidated financial statements of Spirit Holdings. The audited consolidated financial statements for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 are included in this Annual Report. You should read the information presented below in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined and consolidated financial statements and related notes contained elsewhere in the Annual Report.

	Spirit Holdings
	Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
	(Dollars in millions, except per share data)
Statement of Income Data:
Net revenues	$3,404.8	$7,863.1	$7,222.0	$6,983.0	$6,792.9
Cost of sales(1)	3,845.5	6,786.4	6,135.9	6,195.3	5,800.3
Selling, general and administrative(2)	237.4	261.4	210.4	204.7	230.9
Impact of severe weather event	—	—	(10.0)	19.9	12.1
Restructuring cost	73.0	—	—	—	—
Research and development	38.8	54.5	42.5	31.2	23.8
Loss on disposal of assets	22.9	—	—	—	—
Operating (loss) income	(812.8)	760.8	843.2	531.9	725.8
Interest expense and financing fee amortization	(195.3)	(91.9)	(80.0)	(41.7)	(57.3)
Other (expense) income, net(3)	(77.8)	(5.8)	(7.0)	44.4	(8.0)
(Loss) income before income taxes and equity in net (loss) income of affiliates	(1,085.9)	663.1	756.2	534.6	660.5
Income tax benefit (provision)	220.2	(132.8)	(139.8)	(180.0)	(192.1)
Equity in net income (loss) of affiliates	(4.6)	(0.2)	0.6	0.3	1.3
Net (loss) income	$(870.3)	$530.1	$617.0	$354.9	$469.7
(Loss) earnings per share, basic	$(8.38)	$5.11	$5.71	$3.04	$3.72
Shares used in per share calculation, basic	103.9	103.6	108.0	116.8	126.1
(Loss) earnings per share, diluted	$(8.38)	$5.06	$5.65	$3.01	$3.70
Shares used in per share calculation, diluted	103.9	104.7	109.1	117.9	127.0
Dividends declared per common share	$0.04	$0.48	$0.46	$0.40	$0.10

(1)Included in 2020 costs of sales are net forward loss charges of ($370.3) million, excess capacity production costs of $278.9 million, and temporary workforce reduction costs of $33.7 million due to COVID-19, net of the U.S. employee retention credit and U.K. government subsidies. Included in 2019 costs of sales are net forward loss charges of ($63.5) million. Included in 2018 costs of sales are net favorable changes in estimates on loss programs of $3.9 million. Included in 2017 costs of sales are net forward loss charges of ($327.3) million. Included in 2016 costs of sales are net forward loss charges of ($118.2) million. Includes cumulative catch-up adjustments of ($30.4) million, ($2.0) million, ($3.8) million, $31.2 million, and $36.6 million for periods prior to the twelve months ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.
(2)Includes non-cash stock compensation expenses of $24.2 million, $36.1 million, $27.4 million, $22.1 million, and $42.5 million for the twelve months ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.
(3)Includes voluntary retirement program costs of $86.5 million offered by the Company for cost alignment and headcount reductions.

	Spirit Holdings
	Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
	(Dollars in millions)
Other Financial Data:
Net cash (used in) provided by operating activities	$(744.9)	$922.7	$769.9	$573.7	$716.9
Net cash used in investing activities	$(502.0)	$(239.7)	$(267.8)	$(272.8)	$(253.4)
Net cash provided by (used in) financing activities	$769.5	$884.4	$(153.5)	$(578.7)	$(718.7)
Purchase of property, plant, & equipment	$(118.9)	$(232.2)	$(271.2)	$(273.1)	$(254.0)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,873.3	$2,350.5	$773.6	$423.3	$697.7
Accounts receivable, net	$484.4	$546.4	$545.1	$722.2	$660.5
Inventories, net	$1,422.3	$1,118.8	$1,012.6	$1,449.9	$1,515.3
Property, plant & equipment, net	$2,503.8	$2,271.7	$2,167.6	$2,105.3	$1,991.6
Total assets	$8,383.9	$7,606.0	$5,685.9	$5,267.8	$5,405.2
Total debt	$3,873.6	$3,034.3	$1,895.4	$1,151.0	$1,086.7
Long-term debt	$3,532.9	$2,984.1	$1,864.0	$1,119.9	$1,060.0
Total equity	$857.0	$1,761.9	$1,238.1	$1,801.5	$1,928.8

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and operations, includes forward-looking statements that involve risks and uncertainties. You should review the sections of this Annual Report on Form 10-K captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Management’s Focus

For the year ended December 31, 2020, management’s focus revolved around preserving and enhancing liquidity and reducing costs in light of the significant impacts of the B737 MAX grounding and COVID-19 pandemic. Additionally, management focused on operational execution, with a focus on safety and quality, while working to meet our customers' requirements, and pursuing and completing organic and inorganic growth opportunities.

For the year ended December 31, 2021, management’s focus is expected to be on continued preservation and enhancement of our liquidity and cost reduction in light of the continuing impacts of the COVID-19 pandemic; revenue growth and diversification, integrating the Belfast, Morocco and Dallas sites; repaying and/or restructuring debt; and operational execution, with a continuing focus on safety and quality.

COVID-19

During the year ended December 31, 2020, the COVID-19 pandemic continued to have a significant negative impact on the aviation industry, our customers, and our business globally. In response to the pandemic, we and our customers implemented production suspensions and our customers adjusted production rates. Our customers may reduce or alter production rates again if circumstances require. A description of Airbus and Boeing's production rates on our significant programs is included below. We expect the pandemic and its effects to continue to have a significant negative impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

In response to the COVID-19 pandemic, we have enacted our crisis management and response process as part of our enterprise risk management program to help us navigate the challenges we face due to the COVID-19 pandemic. Actions that we have taken include the following:
•Organized global teams to monitor the situation and recommend appropriate actions;
•Implemented travel restrictions for our employees;
•Enforced social-distancing standards throughout the workplace and mandated mask use;
•Initiated consistent and ongoing cleaning of high-touch work space;
•Established processes aligned with CDC guidelines to work with exposed individuals on necessary quarantine periods and the process to return to work; and
•Implemented working from home where practicable.

The Company has taken several actions to reduce costs, increase liquidity and strengthen our financial position in light of the economic impact of the COVID-19 pandemic, and the B737 MAX grounding (further described below), including the following:
•Reduced pay for all executives by 20 percent through January 4, 2021;
•Reduced 2020-2021 term non-employee director compensation by 15 percent;
•Reduced planned capital expenditures and operating expenses;
•Suspended share repurchase program;
•Reduced quarterly dividends to one penny per share;
•Initiated multiple production worker furloughs;

•Reduced pay for all U.S based, salaried employees and implemented a correlating four-day work week, which remains in place for its salaried workforce at its Wichita, Kansas facility through January 4, 2021;
•Reduced ~6,800 employees globally including voluntary packages;
•Amended and eventually terminated our 2018 Credit Agreement and put into place current Credit Agreement for $400 million;
•Issued $1.2 billion in Second Lien 2025 Notes and $500 million in First Lien 2025 Notes; and
•Elected to defer the payment of $32.9 million of employer payroll taxes incurred through December 31, 2020, as provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), of which 50% is required to be deposited by December 2021 and the remaining 50% by December 2022 and accrued a pre-tax benefit related to the Employee Retention Credit related to paid employee furloughs of approximately $16.0 million. The Company will continue to evaluate its eligibility for this credit through June 2021. In addition, as of December 31, 2020 the Company recorded a deferral of $31.5 million of VAT payments until March 2022 under the United Kingdom deferral scheme and received Employee Retention Credit subsidies from U.K. government of approximately $5.4 million.

If OEM production rates decline in the future or the expected pandemic recovery timeline lengthens, the Company will evaluate further cost reduction actions, including additional workforce actions. For additional information, see Item 1A. “Risk Factors.”

B737 Program

The B737 MAX program is a critical program to the Company. For the twelve months ended December 31, 2018, 2019, and 2020, approximately 56%, 53%, and 19% of our net revenues were generated from sales of components to Boeing for the B737 aircraft, respectively. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Sustaining Agreement. The contract is a requirements contract and Boeing can reduce the purchase volume at any time.

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. On November 18, 2020, the FAA issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes that must be made before the aircraft returns to service. Since November 2020, regulators from Brazil, Canada, the EU and U.K. have taken similar actions to unground the B737 MAX and permit return to service after aircraft owners and operators incorporate the required changes to the aircraft. According to Boeing, other global regulatory approvals/certifications are expected in 2021.

Due to impacts of the B737 MAX grounding and the COVID-19 pandemic on the aviation industry, the Company has experienced significant deterioration in its B737 MAX production rates that have significantly reduced the Company’s revenues. A summary of the production rate changes is below.

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
•On May 4, 2020, Boeing and the Company agreed that Spirit would deliver 125 B737 MAX shipsets to Boeing in 2020; and
•On June 19, 2020, Boeing directed Spirit to reduce its 2020 B737 production plan from 125 to 72 shipsets (increasing to 31 shipsets per month in 2022).

Boeing's deliveries of the B737 MAX resumed in the fourth quarter of 2020 when the FAA rescinded the order that grounded B737 MAX aircraft in the U.S.. Several air carriers have resumed flights on the aircraft, and Boeing received its first orders for the B737 MAX since the grounding.

In the year ended December 31, 2021, we expect ongoing demand challenges from the 737 MAX grounding will continue to be exacerbated by the COVID-19 pandemic because other programs that mitigate the strain of the lower B737 MAX production rate continue to be suspended or producing at lower rates. We expect air travel demand will improve from 2020 levels as the COVID-19 vaccinations are administered globally; however, any improvement in air travel demand will depend on, among other things, the widespread distribution, use and effectiveness of vaccines and the speed with which COVID-19 may mutate. The overall pace of any recovery of air travel demand will depend on availability and speed of vaccinations, effectiveness of the vaccine on new strains of the COVID-19 virus, government travel restrictions, availability and speed of test results. We expect that domestic air travel demand will recover sooner than international air travel demand and, as a result, we expect that the B737 MAX and other narrowbody production rates will recover to pre-pandemic levels before widebody production rates. For additional information, see Item 1A. "Risk Factors."

B787 Program

In the year ended December 31, 2020, Boeing announced B787 production rate changes from 10 aircraft per month to 5 aircraft per month. This resulted in an incremental forward loss charge of $192.5 million for the year ended December 31, 2020, During the year ended December 31, 2020 our focus was on achieving cost reductions in our manufacturing and supply chain.

During the fourth quarter of 2020, as Boeing was reviewing its 787 Dreamliner production system, we began analyzing our own 787 production system. That work is ongoing. With the data we have collected so far and based upon requests from Boeing, we have identified potential rework, which we will begin in order to help facilitate the resumption of deliveries by our customer. Further production rate changes or claims relating to inspection and rework costs could result in additional incremental forward loss charges.

Due to B787 production issues, in the first quarter of 2021, B787 employees were temporarily furloughed for three weeks. We expect there will be future headcount reductions to align to reduced production rates.

Airbus Programs

The COVID-19 pandemic continues to impact both international and global travel and, as a result, all Airbus programs have experienced production rate reductions. Current production rates for Airbus commercial programs are captured below:

•A220 Wing average production volume of ~4.2 APM for 2021;
•A320 average production volume of 40 APM;
•A350 average production volume of 3.5 APM in 2020, increasing to 5 APM end of 2021; and
•A330 average production volume of 2 APM.

As a result of customer driven production rate changes, the A350 program recorded forward loss charges of $147.9 million for the year ended December 31, 2020. The A220 wing and mid-fuselage sections acquired from Bombardier had forward loss liabilities of $258.6 million in the opening balance sheet as a result of the application of ASC 805 Business Combinations, see Note 29 to the Consolidated Financial Statements, Acquisitions.

Asco Acquisition
On May 1, 2018, the Company and its wholly-owned subsidiary Spirit AeroSystems Belgium Holdings BVBA (“Spirit Belgium”) entered into a definitive agreement (as amended, the “Asco Purchase Agreement”) with certain private sellers providing for the purchase by Spirit Belgium of all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco Industries N.V. (“Asco”). On September 25, 2020, the Company, Spirit Belgium and the Sellers entered into an amendment to the Asco Purchase Agreement (the “Termination Agreement”) pursuant to which the parties agreed to terminate the Asco Purchase Agreement, including all schedules and annexes thereto (other than certain confidentiality agreements) (collectively with the Asco Purchase Agreement, the “Transaction Documents”), effective as of September 25, 2020. Under the Termination Agreement, the parties also agreed to release each other from any and all claims, rights of action, howsoever arising, of every kind and nature, in connection with, arising out of, based upon or related to, directly or indirectly, the Transaction Documents, including any breach, non-performance, action or failure to act under the Transaction Documents.
Bombardier Acquisition

On October 30, 2020, Spirit and Spirit AeroSystems Global Holdings Limited (“Spirit UK”), wholly owned subsidiaries of the Company, completed their previously announced acquisition of the outstanding equity of Shorts and Bombardier Aerospace North Africa SAS ("BANA"), and substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Business”), along with the assumption of certain liabilities of Shorts and BANA (the “Bombardier Acquisition”). For further information, see Note 29 Acquisitions.

The Company, acting through certain of its subsidiaries, assumed certain liabilities of the acquired entities, including the net pension liabilities under the Shorts Pension scheme and Short’s obligations under a repayable investment agreement with the Department for Business, Energy and Industrial Strategy of the U.K. Government. On the first anniversary of closing, Shorts will pay a special contribution of £100 million to the Shorts Pension scheme. The A220 wing and mid-fuselage sections acquired from Bombardier had forward loss liability of $258.6 million in the opening balance sheet as a result of the application of ASC 805 Business Combinations.

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
Revenues and Profit Recognition
Beginning January 1, 2018, the Company adopted recognition of revenue using the principles of ASC 606 (“ASC 606”), Revenue from contracts with customers. Revenue is recognized when, or as, control of promised products or services transfers to a customer, and the amount recognized reflects the consideration that the Company expected to receive in exchange for those products or services. See Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, for a further description of revenue recognition under ASC 606. In determining our profits and losses in accordance with this method, we are required to make significant judgments regarding our future costs, variable elements of revenue, the standalone selling price, and other variables. We continually review and update our assumptions based on market trends and our most recent experience. If we make material changes to our assumptions, we may have positive or negative cumulative catch-up adjustments related to revenues previously recognized, and in some cases, we may adjust forward loss reserves. When we experience abnormal production costs such as excess capacity costs the Company will expense the excess costs in the period incurred and report as segment costs of goods sold. These excess costs (actual and estimated future costs) are excluded from the estimates at completion of our accounting contracts with customers. For a broader description of the various types of risks we face related to new and maturing programs, see Item 1A. “Risk Factors”.
Business Combinations and Goodwill
We account for business combinations in accordance with ASC Topic 805, Business Combinations. Transaction costs related to business combinations are expensed as incurred. Assets acquired and liabilities assumed are measured and recognized based on their estimated fair values at the acquisition date, any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired is recorded as goodwill. For material acquisitions, we have engaged independent advisory consultants to assist us with determining the fair value of assets acquired, including goodwill, and liabilities assumed based on established business valuation methodologies. Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. In some cases, the Company used discounted cash flow analyses, which were based on our best estimate of future sales, earnings and cash flows after considering such factors as general market conditions, customer budgets, existing firm and future orders, changes in working capital, long term business plans and recent operating performance. Use of different estimates and judgments could yield materially different results. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, the business combination is recorded and disclosed on a preliminary basis. Subsequent to the acquisition date, and not later than one year from the acquisition date, adjustments to the initial preliminary recognized amounts are recorded to the extent new information is obtained about the measurement of assets and liabilities that existed as of the date of the acquisition.
The Company assesses goodwill for impairment annually as of the first day of the fourth quarter or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. We test goodwill for impairment by performing a qualitative assessment or quantitative test at the reporting unit level. In performing a qualitative assessment, we evaluate company-specific, market and industry, economic, and other relevant factors that may impact the fair value of our reporting units or the carrying value of the net assets of the respective reporting unit. If we determine that it is more likely than not that the carrying value of the net assets is more than the fair value of the respective reporting unit, then a quantitative test is performed. Where the quantitative test is used, we compare the carrying value of net assets to the estimated fair value of the respective reporting unit. If the fair value is determined to be less than carrying value, a goodwill impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
In accordance with our annual assessment policy, we performed a qualitative assessment of goodwill for impairment as of the beginning of the fourth quarter based on the goodwill balances that existed as of October 1, 2020. The goodwill balance at October 1, 2020 was $78.4 million, of which $76.0 million represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the acquisition of FMI in the first quarter of year 2020. Management concluded through the assessment that it is not more likely than not that the fair value of any of our reporting units is less than the respective carrying value, and therefore, the Company's goodwill as of October 1, 2020 was not impaired. The variability of the factors used in our assessment depends on a number of conditions, including uncertainty associated with the COVID-19 pandemic, and whether the impacts of the pandemic could result in an impairment of our goodwill. Our current estimates reflect potential production rate reduction scenarios for our primary customers that are not permanent in nature as we assume there will be an economic recovery from the impact of the COVID-19 pandemic and global passenger levels will ultimately return to COVID- 19 2019 levels.
After consideration of the Bombardier Acquisition on October 30, 2020 the total amount of goodwill is $565.3 million. As of December 31, 2020, given the preliminary nature of the Bombardier Acquisition purchase price allocation, the Company has not yet allocated the Bombardier acquisition goodwill to the relevant reporting units and/or reportable segments.
Pension

Many of our employees have earned benefits under the defined benefit pension plans. Effective June 17, 2005, pension assets and liabilities were spun-off from three Boeing qualified plans into four qualified Spirit plans for each Spirit employee who did not retire from Boeing by August 1, 2005. Effective December 31, 2005, all four qualified plans were merged together. In addition, Spirit has one nonqualified plan providing supplemental benefits to executives who transferred from a Boeing nonqualified plan to a Spirit plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of the Boeing Acquisition (i.e., no future service benefits are being earned in these plans). The Company intends to fund its qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans’ participants and are structured to maintain liquidity that is sufficient to pay benefit obligations.

On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a U.K. defined benefit pension plan for those employees based in Prestwick that had pension benefits remaining in BAE Systems’ pension plan. Effective December 31, 2013, this Prestwick pension plan was closed and benefits were frozen and thereafter subject only to statutory pension revaluation.
On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired two further defined benefit plans (including the Shorts Pension) for current and former employees at the Belfast location. These plans are currently open to the future accrual of benefits but closed to new hires. In accordance with legislation, each of the U.K. plans and their assets are managed by independent trustee companies.
Accounting guidance require an annual measurement of our projected obligation and plan assets. These measurements are based upon several assumptions, including the discount rate and the expected long-term rate of asset return. Future changes in assumptions or differences between actual and expected outcomes can significantly affect our future annual expense, projected benefit obligation and shareholders’ equity.
The projected benefit obligation and net periodic pension cost are sensitive to discount rates. The projected benefit obligation would decrease by $182.0 million or increase by $193.4 million if the discount rate increased or decreased by 25 basis points. The 2020 net periodic pension cost would increase by $3.5 million or decrease by $3.9 million if the discount rate increased or decreased by 25 basis points at each applicable measurement date. Additionally, net periodic pension cost is also sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2020 net periodic pension cost by $9.5 million.

For additional information, see Item 1A. “Risk Factors - We could be required to make future contributions to our defined benefit pension and post-retirement benefit plans as a result of adverse changes in interest rates and the capital markets. Adverse changes in the securities markets or interest rates, changes in actuarial assumptions, and legislative or other regulatory actions could substantially increase the costs of these plans and could result in a requirement to contribute additional funds to the plans, including the Shorts Pension acquired in the Bombardier Acquisition.”
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
Deferred tax assets are periodically evaluated to determine their recoverability and whether or not a valuation allowance is necessary. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, we assess all available positive and negative evidence. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.
This assessment is completed on a taxing jurisdiction and entity filing basis. Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S. and U.K., Management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets at December 31, 2020. This determination was made as the Company anticipates it will enter into a U.S. cumulative loss position during the first half of 2021, as prior period positive earnings fall outside of the three-year measurement period. Additionally, segments of the UK operations are in cumulative loss positions after the inclusion of 2020 losses.
We record income tax provision or benefit based on the pre-tax income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for the uncertainty in income taxes. The final tax outcome for these matters may be different than management's original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. We use the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense. See Note 20 to the Consolidated Financial Statements, Income Taxes, for further discussion.

Results of Operations
The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve Months Ended
	December 31, 2020(1)	December 31, 2019(1)(2)	December 31, 2018(2)
	($ in millions)
Net revenues	$3,404.8	$7,863.1	$7,222.0
Cost of sales	3,845.5	6,786.4	6,135.9
Gross (loss) profit	(440.7)	1,076.7	1,086.1
Selling, general and administrative	237.4	261.4	210.4
Impact of severe weather event	—	—	(10.0)
Restructuring cost	73.0	—	—
Research and development	38.8	54.5	42.5
Loss on disposal of assets	22.9	—	—
Operating (loss) income	(812.8)	760.8	843.2
Interest expense and financing fee amortization	(195.3)	(91.9)	(80.0)
Other expense, net	(77.8)	(5.8)	(7.0)
(Loss) income before income taxes and equity in net (loss) income of affiliates	(1,085.9)	663.1	756.2
Income tax benefit (provision)	220.2	(132.8)	(139.8)
Income before equity in net (loss) income of affiliates	(865.7)	530.3	616.4
Equity in net (loss) income of affiliates	(4.6)	(0.2)	0.6
Net (loss) income	$(870.3)	$530.1	$617.0
_______________________________________

(1)See “Twelve Months Ended December 31, 2020 as Compared to Twelve Months Ended December 31, 2019” for detailed discussion of operating data.
(2)See “Twelve Months Ended December 31, 2019 as Compared to Twelve Months Ended December 31, 2018” for detailed discussion of operating data.

Comparative shipset deliveries by model are as follows:

	Twelve Months Ended
Model	December 31, 2020	December 31, 2019	December 31, 2018
B737	71	606	605
B747	6	6	6
B767	28	33	30
B777	39	56	44
B787	112	166	143
Total Boeing	256	867	828
A220 (1)	43	40	12
A320 Family	466	682	657
A330	20	35	62
A350	62	111	98
A380	—	1	6
Total Airbus	591	869	835
Total Business/Regional Jets (1) (2)	73	55	71
Total	920	1,791	1,734
_______________________________________

(1)Airbus acquired majority ownership in the C-Series program (subsequently renamed as the A220 program) in July 2018; all C-Series deliveries prior to the third quarter of 2018 are included in business and regional jets and all A220 deliveries subsequent to the acquisition are included in A220. Also included in the business and regional jets are deliveries related to the Bombardier Acquisition.

(2)Beginning in the fourth quarter of 2020, total business/regional jet deliveries includes deliveries related to the Bombardier Acquisition.

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
Net revenues by prime customer are as follows:

	Twelve Months Ended
Prime Customer	December 31, 2020	December 31, 2019	December 31, 2018
	($ in millions)
Boeing	$2,043.8	$6,237.2	$5,677.7
Airbus	773.3	1,250.6	1,180.8
Other	587.7	375.3	363.5
Total net revenues	$3,404.8	$7,863.1	$7,222.0

Changes in Estimates
During the twelve months ended December 31, 2020, we recognized unfavorable change in estimates of $400.7 million primarily driven by Boeing announced production rate changes on the B787 program from 10 aircraft per month to 5 aircraft per month, Airbus production rate changes on the A350 program from 9 aircraft per month to 4 aircraft per month and rate reductions across all programs due to the COVID-19 pandemic. During the twelve months ended December 31, 2019, we recognized unfavorable changes in estimates of $65.5 million primarily driven by Boeing announced production rate change on the B787 program from 14 aircraft per month to 10 aircraft per month. During the twelve months ended December 31, 2018, there was a negligible amount of net change in estimates.
Twelve Months Ended December 31, 2020 as Compared to Twelve Months Ended December 31, 2019
Net Revenues. Net revenues for the twelve months ended December 31, 2020 were $3,404.8 million, a decrease of $4,458.3 million, or 57%, compared with net revenues of $7,863.1 million, for the prior year. The decrease was primarily due to the B737 MAX grounding and lower production activity on the B787, B777, A350, and A320 programs due to COVID-19, partially offset by increased defense activity. Approximately 83% of the Company's net revenues in 2020 came from our two largest customers, Boeing and Airbus.
Deliveries to Boeing decreased to 256 shipsets during 2020, compared to 867 shipsets delivered in the prior year, primarily driven by production decreases on the B737, B777 and B787 programs. Deliveries to Airbus decreased to 591 shipsets during 2020, compared to 869 shipsets delivered in the prior year, primarily driven by decreased production of the A320 and A350 programs. Production deliveries of business/regional jet wing and wing components increased to 73 shipsets during 2020, compared to 55 shipsets delivered in the prior year, primarily driven by the Bombardier Acquisition.
Gross (Loss) Profit. Gross (loss) profit for the twelve months ended December 31, 2020 was $(440.7) million, as compared to $1,076.7 million for the same period in the prior year, a decrease of $1,517.4 million. The reduction in gross profit was primarily driven by the B737 MAX grounding, forward loss charges on the B787 and A350 programs due to reduced production rates, excess capacity production costs of $278.9 million, and temporary workforce reduction costs of $33.7 million due in response to the COVID-19 pandemic, net of the U.S. employee retention credit and U.K. government subsidies.

SG&A and Research and Development.  SG&A expense was $24.0 million lower for the twelve months ended December 31, 2020, as compared to the same period in the prior year, primarily due to a reduction in headcount. Research and development expense for the twelve months ended December 31, 2020 was $15.7 million lower as compared to the same period in the prior year primarily due to actions to preserve liquidity in response to the COVID-19 pandemic and B737 MAX grounding.
Restructuring Costs and Disposal of Assets. Restructuring costs were $73.0 million higher for the twelve months ended December 31, 2020, compared to the same period in the prior year for cost-alignment and headcount reductions as a result of the B737 MAX grounding and COVID-19 impacts. Losses on disposals of assets were $22.9 million higher for the twelve months ended December 31, 2020.
Operating (Loss) Income.  Operating (loss) income for the twelve months ended December 31, 2020 was $(812.8) million, which was $1,573.6 million lower than operating income of $760.8 million for the prior year. The decrease was primarily driven by decreased margins on the B737, B777 and A320 programs, $370.3 million of forward losses mainly driven by the B787 and A350 programs, excess capacity production costs of $278.9 million, and temporary workforce reduction costs of $33.7 million due to COVID-19, net of the U.S. employee retention credit and U.K. government subsidies. The Company also recognized restructuring costs of $73.0 million for cost-alignment and headcount reductions, and a $22.9 million loss from the disposal of assets.
Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the twelve months ended December 31, 2020 included $160.3 million of interest and fees paid or accrued in connection with long-term debt and $17.5 million in amortization of deferred financing costs and original issue discount compared to $78.6 million of interest and fees paid or accrued in connection with long-term debt and $3.6 million in amortization of deferred financing costs and original issue discount for the prior year. The increase in interest expense was primarily as a result of the issuance of $1,200 million of Spirit’s 7.500% Senior Secured Second Lien Notes due 2025 and $500 million of Spirit’s 5.500% Senior Secured First Lien Notes due 2025.
Other (Expense) Income, net.  Other expense for the twelve months ended December 31, 2020 was ($77.8) million, compared to other expense of ($5.8) million for the same period in the prior year. Other expense during 2020 was primarily driven by expenses related to a voluntary retirement program offered by the Company for cost alignment and headcount reductions and foreign exchange impact on the financial payment obligation under the repayable investment agreement between Shorts and the United Kingdom's Department for Business, Energy and Industrial Strategy acquired as part of the Bombardier Acquisition.
Benefit (Provision) for Income Taxes. The income tax provision for the twelve months ended December 31, 2020, was $220.2 million compared to $(132.8) million for the prior year. The 2020 effective tax rate was 20.3% as compared to 20.0% for 2019. The difference in the effective tax rate recorded for 2020 as compared to 2019 is primarily related to a valuation allowance recorded on nearly all deferred tax assets, a benefit from the CARES Act that enabled the Company to benefit from certain US net operating losses at the former 35% corporate tax rate, the non-deductibility of the wages and benefits related to the Employee Retention Credit, the generation of state income tax credits in a loss year, and the recognition of a previously unrecognized tax benefit due to a statute of limitation expiration.
Segments.  The following table shows segment revenues and operating income for the twelve months ended December 31, 2020, 2019, and 2018:

	Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	($ in millions)
Segment Revenues
Fuselage Systems	$1,725.9	$4,206.2	$4,000.8
Propulsion Systems	784.5	2,057.8	1,702.5
Wing Systems	798.6	1,588.3	1,513.0
All Other	95.8	10.8	5.7
	$3,404.8	$7,863.1	$7,222.0
Segment Operating (Loss) Income(1)
Fuselage Systems(2)	$(454.5)	$440.8	$576.1
Propulsion Systems(3)	(36.8)	404.6	283.5
Wing Systems(4)	(68.1)	216.0	226.4
All Other	34.7	3.4	0.3
	(524.7)	1,064.8	1,086.3
Corporate SG&A	(237.4)	(261.4)	(210.4)
Unallocated impact of severe weather event	—	—	10.0
Research and development	(38.8)	(54.5)	(42.5)
Unallocated cost of sales(5)	(11.9)	11.9	(0.2)
Total operating income	$(812.8)	$760.8	$843.2
_______________________________________
(1)Inclusive of forward losses, changes in estimate on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2020, 2019, and 2018 respectively are further detailed in Note 5, Changes in Estimates.
(2)The year ended December 31, 2020 includes excess capacity production costs of $175.0 million related to the temporary B737 MAX production schedule changes, temporary workforce reduction costs of $19.0 million as a result of COVID-19 pandemic, net of U.S. employee retention credit, $41.3 million of restructuring costs and $22.5 million from loss on disposition of assets.
(3)The year ended December 31, 2020 includes excess capacity production costs of $61.1 million related to the temporary B737 MAX production schedule changes, temporary workforce adjustments costs of $7.2 million for as a result of COVID-19 pandemic net of U.S. employee retention credit and $15.2 million of restructuring costs.
(4)The year ended December 31, 2020 includes excess capacity production costs of $42.9 million related to the temporary B737 MAX and A320 production schedule changes, temporary workforce adjustments costs of $7.5 million as a result of COVID-19 pandemic, net of U.S. employee retention credit and U.K. government subsidies, $16.5 million of restructuring costs and $0.4 million from loss on the disposition of assets.
(5)Includes $(3.1)million, $13.9 million, and $(1.1) million related to warranty reserves for the periods ended December 31, 2020, 2019 and 2018, respectively. Included in unallocated cost of sales for December 31, 2020 is write off of excess material of ($8.1) million.

Fuselage Systems, Propulsion Systems, Wing Systems, and All Other segments represented approximately 51%, 23%, 23%, and 3%, respectively, of our net revenues for the twelve months ended December 31, 2020. Fuselage Systems, Propulsion Systems, Wing Systems, and All Other segments represented approximately 54%, 26%, 20%, and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2019. Fuselage Systems, Propulsion Systems, Wing Systems, and All Other segments represented approximately 55%, 24%, 21%, and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2018.

Fuselage Systems.  Fuselage Systems segment net revenues for the twelve months ended December 31, 2020 were $1,725.9 million, a decrease of $2,480.3 million, or 59%, compared to the same period in the prior year. The decrease in revenue was primarily due to lower production volumes on the B737 MAX, B787, B777, and A350 programs due to impacts from the COVID-19 pandemic and B737 MAX grounding partially offset by increased defense activity and revenues from the businesses acquired in the Bombardier Acquisition. Fuselage Systems segment operating margins were (26%) for the twelve months ended December 31, 2020, compared to 11% for the same period in the prior year, primarily due to lower margins recognized on the B737 MAX program due to significantly less deliveries, forward losses of $265.4 million on the B787 and A350 programs, excess capacity production costs of $175.0 million, temporary workforce impact of $19.0 million due to the COVID-19 pandemic net of U.S. employee retention credit, and restructuring costs of $41.3 million for cost alignment and headcount reductions. In 2020, the segment recorded unfavorable cumulative catch-up adjustments of $17.5 million and $274.3 million of net forward loss charges. In comparison, during 2019, the segment recorded unfavorable cumulative catch-up adjustments of $1.3 million and $37.9 million of net forward loss charges primarily due to production rate changes on the B787 program.

Propulsion Systems.  Propulsion Systems segment net revenues for the twelve months ended December 31, 2020 were $784.5 million, a decrease of $1,273.3 million, or 62%, compared to the same period in the prior year. The decrease was primarily due to lower production volumes on the B737 MAX, B777, B787 and BR725 programs due to impacts from the COVID-19 pandemic and B737 MAX grounding. Propulsion Systems segment operating margins were (5%) for the twelve months ended December 31, 2020, compared to 20% for the same period in the prior year. This decrease was primarily driven by lower margins due to significantly less deliveries on the B737 MAX, and B777 programs, forward loss charges of $27 million on the B787 program, excess capacity production costs of $61.1 million, and temporary workforce impact of $7.2 million due to the COVID-19 pandemic net of U.S. employee retention credit, and restructuring costs of $15.2 million for cost alignment and headcount reductions. The segment recorded unfavorable cumulative catch-up adjustments of $7.8 million and net forward loss charges of $36.9 million for the twelve months ended December 31, 2020. In comparison, during 2019, the segment recorded unfavorable cumulative catch-up adjustments of $1.2 million and net forward loss charges of $15.1 million.

Wing Systems.  Wing Systems segment net revenues for the twelve months ended December 31, 2020 were $798.6 million, a decrease of $789.7 million, or 50%, compared to the same period in the prior year. The decrease was primarily due to lower production volumes on the B737 MAX, B777, B787, A320, and A350 programs due to COVID-19 pandemic and B737 MAX grounding, partially offset by increased activity from the Bombardier Acquisition. Wing Systems segment operating margins were (8%) for the twelve months ended December 31, 2020 compared to 14% for the same period in the prior year. This decrease was primarily driven by lower margins due to significantly lower deliveries on the B737 and A320 programs, forward loss charges of $47.9 million on the B787 and A350 programs, excess capacity production costs of $42.9 million, temporary workforce impact of $7.5 million due to the COVID-19 pandemic net of U.S. employee retention credit, and U.K government subsidies and restructuring costs of $16.5 million for cost alignment and headcount reductions. In 2020, the segment recorded unfavorable cumulative catch-up adjustments of $5.1 million and $59.1 million of net forward loss charges. In comparison, during 2019, the segment recorded favorable cumulative catch-up adjustments of $0.5 million and $10.5 million of net forward loss charges.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and natural gas revenues from the Kansas Industrial Energy Supply Company (“KIESC”), a tenancy in common with other Wichita companies established to purchase natural gas where the Company is a major participant. In the twelve months ended December 31, 2020. All Other segment net revenues were $95.8 million, an increase of $85.0 million compared to $10.8 million in the twelve months ended December 31, 2019. The All Other segment recorded 36% operating margins for the twelve months ended December 31, 2020, as compared to 31% operating margins for the twelve months ended December 31, 2019, with the increase primarily driven by ventilator production.
Twelve Months Ended December 31, 2019 as Compared to Twelve Months Ended December 31, 2018
Net Revenues.  Net revenues for the twelve months ended December 31, 2019 were $7,863.1 million, an increase of $641.1 million, or 9%, compared with net revenues of $7,222.0 million, for the prior year. The increase was primarily due to higher production on the B777, B787, A220, and A350 XWB programs, favorable model mix on B737 program, increased SAAS and defense related activity, partially offset by lower production on the A330 program, lower revenue recognized on the A350 XWB program in accordance with pricing terms and lower revenue recognized on certain Boeing nonrecurring programs. Approximately 95% of the Company's net revenues in 2019 came from our two largest customers, Boeing and Airbus.
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

Gross Profit. Gross Profit for the twelve months ended December 31, 2019 was $1,076.7 million, as compared to $1,086.1 million for the same period in the prior year, a decrease of $9.4 million. The reduction in gross profit was primarily driven by forward loss charge on B787 due to Boeing announced production rate change from 14 aircraft per month to 12 aircraft per month in the third quarter, from 12 aircraft per month to 10 aircraft per month in the fourth quarter, and certain Boeing nonrecurring programs partially offset by increased profit recognized on the B737 due to model mix, B777, A220 and the A350 XWB program.
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
Operating Income.   Operating income for the twelve months ended December 31, 2019 was $760.8 million, which was $82.4 million lower than operating income of $843.2 million for the prior year. The decrease in operating income was primarily due to costs incurred related to the anticipated purchase of Asco and Bombardier, reduced profitability on the B737 program due to B737 MAX grounding and a forward loss charge on B787 due to announced production rate changes.
Interest Expense and Financing Fee Amortization.   Interest expense and financing fee amortization for the twelve months ended December 31, 2019 included $78.6 million of interest and fees paid or accrued in connection with long-term debt and $3.6 million in amortization of deferred financing costs and original issue discount, compared to $55.7 million of interest and fees paid or accrued in connection with long-term debt and $18.3 million in amortization of deferred financing costs and original issue discount for the prior year. The increase in interest expense is primarily a result of additional debt taken on in 2018 in anticipation of our ASRs and the planned purchase of Asco. The decrease in deferred financing costs and fees in 2019 compared to 2018 is mainly due to the 2018 Credit Agreement (as defined below) which resulted in a loss on extinguishment of existing debt of $14.4 million included in the $18.3 million of deferred financing costs.
Other (Expense) Income, net.   Other expense for the twelve months ended December 31, 2019 was $(5.8) million, compared to other expense of $(7.0) million for the same period in the prior year. Other expense during 2019 was primarily driven by losses on foreign currency forward contracts as the U.S. Dollar strengthened against the Euro, expenses related to a voluntary retirement program offered by the Company in the second quarter of 2019, as well as net losses on the sale of receivables, partially offset by gain on proceeds from a litigation settlement and pension income.
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
Fuselage Systems.  Fuselage Systems segment net revenues for the twelve months ended December 31, 2019 were $4,206.2 million, an increase of $205.4 million, or 5%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production on the B787, B777, and A350 XWB programs and increased SAAS and defense related work, partially offset by lower revenue recognized on certain non-recurring Boeing programs. Fuselage Systems segment operating margins were 11% for the twelve months ended December 31, 2019, compared to 14% for the same period in the prior year, with the decrease primarily driven by B737 performance, the net forward loss charges recorded on the B787 fuselage program during the third and fourth quarter of 2019 due to announced production rate changes, and decreased margins recognized on the A350 XWB program. In 2019, the segment recorded unfavorable cumulative catch-up adjustments of ($1.3) million, as well as ($37.9) million of net forward loss charges. In comparison, during 2018, the segment recorded unfavorable cumulative catch-up adjustments of ($5.3) million and $3.4 million of favorable changes in estimates on loss programs.
Propulsion Systems.  Propulsion Systems segment net revenues for the twelve months ended December 31, 2019 were $2,057.8 million, an increase of $355.3 million, or 21%, compared to the same period in the prior year. The increase was primarily due to favorable model mix on B737, and increased production on B787, B777 and A220 programs, partially offset by lower revenue recognized on certain non-recurring Boeing programs. Propulsion Systems segment operating margins were

20% for the twelve months ended December 31, 2019, compared to 17% for the same period in the prior year. This increase was primarily driven by the B737, B777 and A220 programs, partially offset by net forward loss charges on B787 due to announced production rate changes. In 2019, the segment recorded unfavorable cumulative catch-up adjustments of ($1.2) million and net forward loss charges of ($15.1) million. In comparison, during 2018, the segment recorded unfavorable cumulative catch-up adjustments of ($0.2) million and net forward loss charges of ($0.7) million.
Wing Systems.  Wing Systems segment net revenues for the twelve months ended December 31, 2019 were $1,588.3 million, an increase of $75.3 million, or 5%, compared to the same period in the prior year. This was primarily due to increased production on the B737, B777, B787, and A350 XWB programs. Wing Systems segment operating margins were 14% for the twelve months ended December 31, 2019 compared to 15% for the same period in the prior year mainly due to forward loss charges on B787 due to announced production rate changes, B737 performance, offset by the favorable performance on A350 XWB. In 2019, the segment recorded favorable cumulative catch-up adjustments of $0.5 million and net forward loss charges of ($10.5) million. In comparison, during 2018, the segment recorded favorable cumulative catch-up adjustments of $1.7 million and $1.2 million of favorable changes in estimates on loss programs.
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

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is cash flows from continuing operations. Other than cash flow from continuing operations, sources of our liquidity include cash on hand and borrowings made available by our Credit Agreement and senior notes.
Our cash flows from continuing operations generally have been adversely impacted by the B737 MAX grounding and the COVID-19 pandemic (and resulting production rate changes associated with both events) and we expect the adverse impact to continue until aviation demand recovers. Based on the actions we took in 2020, we anticipate that we will have sufficient liquidity for the next 12 months. However, if the pace and scope of the COVID-19 pandemic recovery are worse than we currently forecast, we may need to obtain additional financing in order to fund our operations and obligations.
While the Company acted quickly to reduce costs in light of lower revenue expectations, the liquidity challenges resulted in the Company needing to issue significant amounts of additional debt. As of December 31, 2019 the Company had a debt balance of approximately $2,827.8 million, most of which was unsecured debt, and a cash balance of $2,350.5 million. As of December 31, 2020, the Company had a debt balance of approximately $3,658.9 million, more than 50% was secured debt and a cash balance of $1,873.3 million. The Company's financial condition will continue to be impacted by COVID-19 for the next several years or until demand recovers. If the pandemic worsens or there is significant uncertainty on the industry’s recovery, we may find it difficult to obtain additional financing and/or fund our operations and meet our debt repayment obligations.
For purposes of assessing our liquidity needs in this section, we have assumed that our customers generally would not further reduce their production rates. For risks that may affect that assumption, see Item 1A “Risk Factors.”
2018 Credit Agreement
On July 12, 2018, the Company entered into a $1,256.0 million senior unsecured Second Amended and Restated Credit Agreement among Spirit, as borrower, Holdings, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the “2018 Credit Agreement”), consisting of an $800.0 million revolving credit facility (the “2018 Revolver”), a $206.0 million term loan A facility (the “2018 Term Loan”) and a $250.0 million delayed draw term loan facility (the “2018 DDTL”). Under the 2018 Credit Agreement, the 2018 Revolver, the 2018 Term Loan and the 2018 DDTL were to mature on July 12, 2023.
Spirit amended the 2018 Credit Agreement several times in 2020, including modifications that added security to the 2018 Credit Agreement. Spirit repaid the outstanding balance of the 2018 Revolver on April 30, 2020. On September 30, 2020, Spirit repaid the remaining balances under the 2018 Term Loan and the 2018 DDTL. As of December 31, 2020, the outstanding balance of the 2018 Term Loan and 2018 DDTL was $0.0. On October 5, 2020 Spirit terminated the 2018 Credit Agreement.
Credit Agreement
On October 5, 2020, Spirit entered into a term loan credit agreement (the “Credit Agreement”) providing for a $400.0 million senior secured term loan B credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. On October 5, 2020 Spirit borrowed the full $400.0 million of initial term loans available under the Credit Agreement. The Credit Agreement also permits Spirit to request one or more incremental term facilities in an aggregate principal amount not to exceed (x) in the case of any incremental facility that is secured on a pari passu basis with the Credit Agreement, the greater of (a) $950.0 million and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the first lien secured net leverage ratio does not exceed 3.25 to 1.00; and (y) in the case of any incremental facility that is secured on a junior basis to the Credit Agreement, the greater of (a) $500.0 million and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the secured net leverage ratio does not exceed 5.00 to 1.00. Borrowings under the Credit Agreement will be used for general corporate purposes.
The Credit Agreement will mature on January 15, 2025 and amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest on borrowings under the Credit Agreement will initially accrue at the Eurodollar rate plus an applicable margin equal to 5.25%.
The obligations under the Credit Agreement are guaranteed by Holdings and Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”), (collectively, the “Guarantors”) and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of Spirit, subject to certain customary exceptions. The obligations are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.
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
As of December 31, 2020, the outstanding balance of the Credit Agreement was $400.0 million and the carrying value was $389.6 million.
First Lien 2025 Notes
On October 5, 2020, Spirit entered into an Indenture (the “First Lien 2025 Notes Indenture”), by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $500.0 million aggregate principal amount of its 5.500% Senior Secured First Lien Notes due 2025 (the “First Lien 2025 Notes"). As of December 31, 2020, the outstanding balance of the First Lien 2025 Notes was $500.0 million and the carrying value was $493.9 million.
The First Lien 2025 Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions to non-U.S. persons pursuant to Regulation S under the Securities Act.
The First Lien 2025 Notes mature on January 15, 2025 and bear interest at a rate of 5.500% per year payable semiannually in cash in arrears on January 15 and July 15 of each year. The first interest payment date was January 15, 2021.
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
2026 Notes
In June 2016, the Company issued $300.0 million in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of December 31, 2020, the outstanding balance of the 2026 Notes was $300.0 million and the carrying value was $298.1 million. The Company and Spirit NC guarantee Spirit's obligations under the 2026 Notes on a senior secured basis.
On February 24, 2020, Spirit entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) by and among Spirit, the Company, Spirit NC, and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee in connection with the 2026 Notes. Under the Second Supplemental Indenture, the 2026 Noteholders were granted security on an equal and ratable basis with the lenders under the 2018 Credit Agreement until the security in favor of the lenders under the 2018 Credit Agreement was released on October 5, 2020. The Supplemental Indenture also added Spirit NC as an additional guarantor under the indenture governing the 2026 Notes.
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
On October 5, 2020, Spirit entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with 2026 Notes. Under the Fourth Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the holders of the First Lien 2025 Notes and the secured parties under the Credit Agreement.
Second Lien 2025 Notes
On April 17, 2020, Spirit entered into an Indenture (the “Second Lien 2025 Notes Indenture”), by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $1,200.0 million aggregate principal amount of its 7.500% Senior Secured Second Lien Notes due 2025 (the “Second Lien 2025 Notes”).
The Second Lien 2025 Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and in offshore transactions to non-U.S. persons pursuant to Regulation S under the Securities Act.
The Second Lien 2025 Notes mature on April 15, 2025 and bear interest at a rate of 7.500% per year payable semiannually in cash in arrears on April 15 and October 15 of each year. The first interest payment date was October 15, 2020. As of December 31, 2020, the outstanding balance of the Second Lien 2025 Notes was $1,200.0 million and the carrying value was $1,184.2 million.
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
Floating Rate, 2023, and 2028 Notes
On May 30, 2018, Spirit entered into an Indenture (the “2018 Indenture”) by and among Spirit, the Company and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with Spirit’s offering of $300.0 million aggregate principal amount of its Senior Floating Rate Notes due 2021 (the “Floating Rate Notes”), $300.0 million aggregate principal amount of its 3.950% Senior Notes due 2023 (the “2023 Notes”) and $700.0 million principal amount of its 4.600% Senior Notes due

2028 (the “2028 Notes” and, together with the Floating Rate Notes and the 2023 Notes, the “2018 Notes”). Holdings guaranteed Spirit’s obligations under the 2018 Notes on a senior unsecured basis.
The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $300.0 million, $300.0 million, and $700.0 million as of December 31, 2020, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was 299.7 million, $298.8 million, and $694.6 million as of December 31, 2020, respectively.
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
On February 12, 2021, Spirit sent a notice of redemption to holders to redeem the outstanding $300 million principal amount of the Floating Rate Notes on February 24, 2021.
For additional information on our outstanding debt, please see Note 16 to the Consolidated Financial Statements, Debt.
Receivables Financing
The Company has two agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to third party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and continue to allow Spirit to monetize receivables prior to the payment date subject to payment of a discount. No guarantees are delivered under the agreements. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Company's balance sheet. For additional information on the sale of receivables, please see Note 6 to the Consolidated Financial Statements, Accounts Receivable, net.

Credit Ratings

As of December 31, 2020, our corporate credit ratings were B by Standard & Poor’s Global Ratings (“S&P”), and B2 by Moody’s Investors Service, Inc. (“Moody’s”). Throughout 2020, S&P and Moody’s downgraded our credit rating on a number of occasions. On January 13, 2020, Moody’s downgraded Spirit’s credit rating from Baa3 to Ba2. On January 31, 2020, S&P downgraded Spirit’s credit rating from BBB- to BB. On April 14, 2020, Moody’s further downgraded Spirit’s credit rating from Ba2 to Ba3, and on April 14, 2020, S&P downgraded Spirit’s credit rating from BB to BB-. On June 25, 2020, S&P downgraded Spirit’s credit rating to B+. On July 21, 2020, Moody’s downgraded Spirit’s credit rating to B2 with a negative outlook. On August 3, 2020, S&P downgraded Spirit’s credit rating to B with a stable outlook. On September 22, 2020, S&P affirmed its rating. On September 24, 2020, Moody’s affirmed its rating.
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

As compared to the Company’s prior investment grade rating, the Company’s current rating and our credit condition affects, among other things, our ability to access new capital. Further negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt.

Cash Flows

The following table provides a summary of our cash flows for the twelve months ended December 31, 2020 2019, and 2018:

	For the Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	($ in millions)
Net (loss) income	$(870.3)	$530.1	$617.0
Adjustments to reconcile net income	735.6	401.0	2.6
Changes in working capital	(610.2)	(8.4)	150.3
Net cash (used in) provided by operating activities	(744.9)	922.7	769.9
Net cash used in investing activities	(502.0)	(239.9)	(267.8)
Net cash provided by (used in) financing activities	769.5	884.4	(153.5)
Effect of exchange rate change on cash and cash equivalents	3.3	5.9	—
Net (decrease) increase in cash, cash equivalents, and restricted cash for the period	(474.1)	1,573.1	348.6
Cash, cash equivalents, and restricted cash, beginning of period	2,367.2	794.1	445.5
Cash, cash equivalents, and restricted cash, end of period	$1,893.1	$2,367.2	$794.1

Twelve Months Ended December 31, 2020 as Compared to Twelve Months Ended December 31, 2019
Operating Activities.
For the twelve months ended December 31, 2020, we had a net cash outflow of $744.9 million from operating activities, a decrease of $1,667.6 million, compared to a net cash inflow of $922.7 million for the prior year. The increase in net cash used in operating activities was primarily due to the B737 MAX grounding and COVID-19 pandemic that significantly impacted our deliveries across all programs and negative impacts of working capital requirements. Net tax receipts for 2020 were $62.5 million compared to net tax payments of $105.0 million during the prior year, primarily due to recognition of underlying taxable temporary differences.
Investing Activities
For the twelve months ended December 31, 2020, we had a net cash outflow of $502.0 million from investing activities, compared to a net cash outflow of $239.9 million for the prior year primarily driven by the FMI acquisition and the Bombardier Acquisition offset by reduced capital spend.
Financing Activities
For the twelve months ended December 31, 2020, we had a net cash inflow of $769.9 million for financing activities, a decrease in inflow of $114.5 million as compared to a net cash inflow of $884.4 million for the same period in the prior year. During 2020, the Company issued $400.0 under the Credit Agreement, $1,200.0 in Second Lien 2025 Notes, and $500.0 million in First Lien 2025 Notes, offset by the $800.0 million payment on the 2018 Revolver and $400.0 million payment of the 2018 Term Loan A and payment of debt issuance costs. During 2019, the Company drew $250.0 million on the 2018 DDTL and net draws of $800.0 million on the 2018 Revolver in December 2019. During 2020, the Company paid cash dividends totaling $15.4 million to its stockholders of record, compared to $50.4 million in 2019.

Twelve Months Ended December 31, 2019 as Compared to Twelve Months Ended December 31, 2018
Operating Activities
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
Financing Activities
 For the twelve months ended December 31, 2019, we had a net cash inflow of $884.4 million for financing activities, an increase in inflow of $1,037.9 million as compared to a net cash outflow of $153.5 million for the same period in the prior year. During 2019, the Company has drawn $250.0 million on the 2018 DDTL and net draws of $800.0 million on the Revolver in December 2019. During 2019, the Company paid cash dividends totaling $50.4 million to its stockholders of record, compared to $48.0 million in 2018.
Future Cash Needs and Capital Spending
Impacts from the COVID-19 pandemic and the B737 MAX grounding have significantly impacted our liquidity requirements and operations. Our primary future cash needs will consist of working capital, research and development, capital expenditures, debt service, dividend payments, integration activity, and potential merger and acquisition activity. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates, which we expect will happen as air travel demand normalizes to 2019 levels (which may take several years); however, we cannot give any assurances that normalization will happen soon enough for us to fund our operations and meet our debt repayment obligations. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Historically, share repurchases and dividend payments have also been factors affecting our liquidity. As described below, our share repurchase program is paused and we have reduced our quarterly dividend to one penny per share.
While we cannot give any assurances that air travel demand will recover soon enough for us to fund our operations and meet our debt repayment obligations, we believe our cash on hand and cash flows from continuing operations coupled with our ability to vary our cost structure quickly, will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs for the foreseeable future, however we could experience significant fluctuations in our cash flows from period to period during the COVID-19 pandemic. As of December 31, 2020, we were in compliance with all applicable covenants under our Credit Agreement.
The COVID-19 pandemic has created significant uncertainty in our industry. Air travel demand has deteriorated due to the pandemic and responsive government preventative measures. Our customers have reduced their production rates, which negatively impacts results of operations and cash flows. We are unable to predict the duration, impact or outcome of the pandemic and the resulting impact on the aviation industry and, accordingly, cannot predict the outcome on our operations. We have taken a number of actions to assist with managing the impacts of the COVID-19 pandemic, including those described earlier in this section.
Apart from the COVID-19 pandemic, the B737 MAX grounding and its residual demand impacts created and continues to create significant liquidity challenges for the Company. Spirit delivered 71 B737 MAX shipsets in year ended December 31, 2020 compared to 606 B737 MAX shipsets in the year ended December 31, 2019. While we expect the production rate to increase in 2021 and future years, that expectation is subject to a number of risks that are described further in Item 1A “Risk Factors” of this Annual Report.
If production levels are further reduced by our customers for any reason (including the COVID-19 pandemic or demand challenges for the B737 MAX program, or otherwise) beyond current expectations or if we have difficulties in managing our cost structure to take into account changes in production schedules,our liquidity position may worsen if we are unable to procure additional financing, and our business, financial condition, results of operations and cash flows could be materially adversely impacted.

There is $925 million remaining in the Company’s Board-approved share repurchase program. Share repurchases are currently on hold due to the impacts of the B737 MAX grounding and the COVID-19 pandemic.
On February 6, 2020, the Company announced that its Board of Directors reduced its quarterly dividend to a penny per share to preserve liquidity. The Board regularly evaluates the Company's capital allocation strategy and dividend policy. Any future determination to continue to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all.
The Company has two agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to third party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and continue to allow the Company to monetize prior to the payment date for the receivables, subject to payment of a discount. No guarantees are delivered under the agreements. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing or Airbus due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues due to the failure of such arrangements, which could have an adverse impact upon our operating results, financial condition and cash flows. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Company's balance sheet. For additional information on the sale of receivables, please see Note 6 to the Consolidated Financial Statements, Accounts Receivable, net.
Contractual Obligations
The following table summarizes our contractual cash obligations as of December 31, 2020:

Contractual Obligations(1)(2)	2021	2022	2023	2024	2025	2026 and After	Total
($ in millions)
Principal payments under the Credit Agreement	$4.0	$4.0	$4.0	$4.0	$384.0	$—	$400.0
Interest on debt	24.2	24.0	23.7	23.7	1.0	—	$96.6
Long-term bonds	300.0	—	300.0	—	1,700.0	1,000.0	$3,300.0
Interest on long-term bonds	174.6	173.1	167.2	161.3	102.5	86.3	$865.0
Non-cancelable financing lease payments	41.1	37.2	32.2	25.4	15.5	25.1	$176.5
Non-cancelable operating lease payments	8.9	8.6	7.7	7.2	6.6	167.8	$206.8
Other(3)	6.9	6.3	6.5	6.5	6.1	79.1	$111.4
Purchase obligations(4)	102.6	1.2	—	—	—	—	$103.8
Total	$662.3	$254.4	$541.3	$228.1	$2,215.7	$1,358.3	$5,260.1
_______________________________________

(1)Does not include repayment of $212.1 million of B787 advances or deferred revenue credits to Boeing. See Note 13 to the Consolidated Financial Statements, Advance Payments.
(2)The $16.5 million of unrecognized tax benefit liability for uncertain tax positions has been excluded from this table due to uncertainty involving the ultimate settlement period. See Note 20 to the Consolidated Financial Statements, Income Taxes.
(3)Includes build to suit asset obligation total of $107.3 million as of December 31, 2020.
(4)Purchase obligations represent computing, tooling, and property, plant and equipment commitments as of December 31, 2020.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements as of December 31, 2020.
Foreign Operations

We engage in business in various non-U.S. markets. As of December 31, 2020, we have facilities in the U.K., France, Malaysia and Morocco. We are also members of two joint ventures in the People’s Republic of China.
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
For the twelve months ended December 31, 2020, our net revenues from direct sales to non-U.S. customers were approximately $767.2 million, or 23% of total net revenues for the same period. For the twelve months ended December 31, 2019, our net revenues from direct sales to non-U.S. customers were approximately $1,296.8 million, or 16% of total net revenues for the same period. For the twelve months ended December 31, 2018, our net revenues from direct sales to non-U.S. customers were approximately $1,254.9 million, or 17% of total net revenues for the same period.
Our foreign operations subject us to risks that are described further in Item 1A “Risk Factors” of this Annual Report.
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
The Company's contracts with suppliers currently provide for fixed pricing in U.S. dollars, while contracts with respect to our U.K. operations are denominated in U.S. dollars, British pounds sterling or Euros. In some cases, our supplier arrangements contain inflationary adjustment provisions based on accepted industry indices, and we typically include an inflation component in estimating our supply costs. In addition, the Company has long-term supply agreements for raw materials with most of its suppliers and for certain raw materials, the Company is party to collective raw material sourcing contracts arranged through Boeing and Airbus (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Commodity Price and Availability Risks” below). With these strategies, the Company expects pricing for raw materials to be stable in the near term. We will continue to focus our strategic cost reduction plans on mitigating the effects of potential cost increases on our operations.

See further discussion of risks in Item 1A “Risk Factors” of this Annual Report.

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

Accounts receivable includes amounts billed and currently due from customers. Contract assets include amounts due from customers for performance obligations that have been satisfied but for which amounts have not been billed. These amounts include particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending dispute resolution. For the twelve months ended December 31, 2020, approximately 60% of our net revenues were from sales to Boeing. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. For the twelve months ended December 31, 2020, we recorded estimated credit losses of $4.7 million. See Note 6, to our Consolidated Financial Statements, Accounts Receivable, net, for more information on the provision for estimated credit losses. While we cannot guarantee that we will continue to experience the same credit loss rates in the future, such credit losses have historically not been material. For this reason, we believe that our exposure to this credit risk is not material.

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

Interest Rate Risks

As of December 31, 2020, under our Credit Agreement, we had $400 million of variable rate term loan debt outstanding consisting of the term loan bearing interest that varies with the Eurodollar rate. Additionally, as of December 31, 2020, we had $300 million outstanding of Floating Rate Notes bearing interest at a rate per annum that varies with the three-month LIBOR. The Floating Rate Notes mature on June 15, 2021- (on February 12, 2021, Spirit sent a notice of redemption to holders to redeem the outstanding $300 million principal amount of the Floating Rate Notes on February 24, 2021). Interest rate changes will generally impact our future earnings and cash flows, assuming other factors are held constant.

As of December 31, 2020, the Company had one interest rate swap agreement with a notional value of $150 million. This derivative has been designated as a cash flow hedge by the Company. The fair value of the hedge was a liability of $1.2 million as of December 31, 2020. Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income (“AOCI”) and recorded in earnings in the period in which the hedged transaction occurs. For the twelve months ended December 31, 2020, the Company recorded a net loss in AOCI of $14.3 million. For the twelve months ended December 31, 2020, a loss of $3.6 million was reclassified from AOCI to earnings, and included in the interest expense line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statements of Cash Flows. For the twelve months ended December 31, 2020 a loss of $10.4 million was reclassified from AOCI to earnings resulting from the termination of a swap agreement, and included in the other income line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statement of Cash Flows. Within the next 12 months, the Company expects to recognize a loss of $1.2 million in earnings related to the hedged contract. Assuming other variables remain constant, including levels of indebtedness, a 1% increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $2.4 million.

Foreign Exchange Risks

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. The functional currency for our Prestwick, Scotland and Subang, Malaysia operations is the British pound sterling. The functional currency for our operations located in Belfast, Northern Ireland, Casablanca, Morocco, and Dallas, Texas, which were acquired in the twelve months ended December 31, 2020, is the U.S. Dollar. While sales and procurement costs from these sites are largely denominated in their respective functional currencies, there are also sales and procurement costs denominated in currencies outside of the respective functional currencies, mostly U.S. dollars, British sterling pound, Euros, Malaysian Ringgit, and Moroccan Dirham. As a consequence, movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our profitability and cash flows. We do not believe that this risk to profitability and cash flows is material, as the impact of fluctuations within sales and expenses are generally expected to be offsetting.
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

In accordance with FASB authoritative guidance, the intercompany revolving credit facility with our U.K. subsidiary is exposed to fluctuations in foreign exchange rates. The intercompany revolving credit facility did not have an outstanding balance as of December 31, 2020. There is similarly an intercompany revolving credit facility, denominated in US dollars, between our U.K. subsidiary, whose functional currency is the British pound sterling, and our subsidiary in Belfast. The fluctuation in rates for 2020 resulted in a loss of $0 million reflected in other income/expense. We do not believe that the exposure to foreign currency risk is material for the intercompany revolving credit facilities.

In association to the Company’s acquisition of select assets of Bombardier aerostructures and aftermarket services businesses in Belfast, Northern Ireland (known as Shorts Brothers); Casablanca, Morocco; and Dallas, United States on October 30, 2020, the Company acquired certain liabilities as previously disclosed including the Shorts Pension and financial payment obligations under a repayable investment agreement between Shorts and the U.K.'s Department for Business, Energy and Industrial Strategy. On the first anniversary of closing, a special contribution of £100 million to the Shorts Pension. Both the pension special contribution and repayable investment agreement liabilities are payable in British pound sterling. After December 31, 2020, but prior to filing date, we entered into a foreign currency forward contract to hedge the price risk associated with the special contribution of £100 million to the Shorts Pension, noted above. Consistent with the use of this contract to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the liability for the special contribution of £100 million to the Shorts pension scheme being hedged. As of December 31, 2020, a 5% increase or decrease in the exchange rate applicable to financial payment obligation under the repayable investment agreement between Shorts and the U.K.'s Department for Business, Energy and Industrial Strategy would have increased or decreased our pre-tax earnings by $16 million.

Item 8.    Financial Statements and Supplementary Data
SPIRIT AEROSYSTEMS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit AeroSystems Holdings, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Revenue and profit recognition for over time and loss contracts
Description of the Matter
As more fully described in Note 3 of the consolidated financial statements, significant estimates and assumptions are made to account for the revenue and profit earned through the satisfaction of performance obligations from long-term supply agreements. For performance obligations that are satisfied over time, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. During 2020, revenue from over time contracts accounted for approximately $2,188.4 million of the Company’s $3,404.8 million revenues. For loss contracts, the Company establishes forward loss reserves for total estimated costs that are in excess of total estimated consideration.

Auditing the Company’s estimate-at-completion process used in their revenue and profit recognition process is complex due to the judgment involved in evaluating the assumptions made by management to forecast the estimated cost to complete individual accounting contracts. For example, total cost estimates to satisfy the performance obligations reflect management’s assumptions about future labor and overhead efficiencies, program progress on various initiatives and program performance. Changes in those assumptions can have a material effect on the previously recognized revenue and profit. These adjustments are recorded as changes in estimates as more fully described in Note 5.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process including controls over management’s review of the estimated cost to complete accounting contracts.

We also performed audit procedures that included, among others, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in management's estimate-at-completion analysis. Specifically, for cost estimates, we (1) inspected contracts and related modifications with the Company’s customers and significant suppliers, (2) inspected the results of the Company's retrospective review analysis of actual costs compared to costs estimated at completion, (3) inquired of contract management, program management and supplier management to evaluate the basis of assumptions used in the estimate at completion and to assess whether all contracts were provided for accounting analysis, and (4) inspected source documentation for customer and supplier claims. Finally, we involved EY specialists to perform an independent estimate-at-completion for certain programs and performed sensitivity analyses to determine the effect of changes in assumptions.

Bombardier Acquisition
Description of the Matter	During 2020, the Company completed its Bombardier Acquisition for net consideration of $275 million, as disclosed in Note 29 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for the purchase price allocation related to its acquisition of the Bombardier Acquired Businesses was complex due to the significant estimation required by management to determine the fair value of forward loss provisions of $281.6 million and customer relationship intangible assets of $124.1 million. The significant estimation was primarily due to the complexity of the valuation models used by management to measure the fair value of the forward loss provisions and customer relationship intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions. The Company used a discounted cash flow model to measure the forward loss provisions. The significant assumptions used in the model included discount rates and certain assumptions that form the basis of the forecasted results (e.g., forecasted unit delivery timing and forecasted unit costs). The Company used a discounted cash flow model to measure the customer relationship intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates, contributory asset charges, a tax amortization benefit and certain assumptions that form the basis of the forecasted results (e.g., forecasted unit delivery timing and forecasted unit revenues and expenses). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We tested the Company's controls over its accounting for acquisitions. For example, we tested controls over the recognition and measurement of forward loss provisions and customer relationships intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

To test the fair value of the forward loss provisions, we performed audit procedures that included, among others, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in management's analysis. For example, we inspected contracts and related modifications with the Company’s customers and inquired of program management to evaluate the basis of assumptions used in the estimate at completion. Additionally, we involved our contract specialists to perform an independent estimate of forecasted unit cost for certain programs and performed sensitivity analyses to determine the effect of changes in assumptions. To test the estimated fair value of the customer relationship intangible assets, we performed audit procedures that included, among others, evaluating the Company's use of the income approach (the excess earnings method) and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business and to other guidelines used by companies within the same industry. We involved our valuation specialists to assist in our evaluation of the significant assumptions used in the discounted cash flow model.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Wichita, Kansas

February 25, 2021

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	($ in millions, except per share data)
Net revenues	$3,404.8	$7,863.1	$7,222.0
Operating costs and expenses
Cost of sales	3,845.5	6,786.4	6,135.9
Selling, general and administrative	237.4	261.4	210.4
Impact of severe weather event	—	—	(10.0)
Restructuring costs	73.0	—	—
Research and development	38.8	54.5	42.5
Loss on disposal of assets	22.9	—	—
Total operating costs and expenses	4,217.6	7,102.3	6,378.8
Operating (loss) income	(812.8)	760.8	843.2
Interest expense and financing fee amortization	(195.3)	(91.9)	(80.0)
Other expense, net	(77.8)	(5.8)	(7.0)
(Loss) income before income taxes and equity in net (loss) income of affiliates	(1,085.9)	663.1	756.2
Income tax benefit (provision)	220.2	(132.8)	(139.8)
(Loss) income before equity in net (loss) income of affiliates	(865.7)	530.3	616.4
Equity in net (loss) income of affiliates	(4.6)	(0.2)	0.6
Net (loss) income	$(870.3)	$530.1	$617.0
(Loss) earnings per share
Basic	$(8.38)	$5.11	$5.71
Diluted	$(8.38)	$5.06	$5.65
Dividends declared per common share	$0.04	$0.48	$0.46

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Comprehensive Income

	For the Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	($ in millions)
Net (loss) income	$(870.3)	$530.1	$617.0
Other comprehensive (loss) income, net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of ($8.6), ($21.9), and $12.7, respectively	(61.5)	71.7	(41.0)
Unrealized foreign exchange income (loss) on intercompany loan, net of tax effect of ($0.4), $2.1, and $0.8, respectively	1.3	4.3	(3.2)
Unrealized loss on interest rate swaps, net of tax effect of $3.4, $0.2, and $0, respectively	(10.9)	(0.6)	—
Reclassification of loss on interest rate swaps to earnings, net of tax effect of ($3.3), $0, and $0, respectively	10.7	—	—
Foreign currency translation adjustments	15.5	20.3	(23.9)
Total other comprehensive (loss) income, net of tax	(44.9)	95.7	(68.1)
Total comprehensive (loss) income	$(915.2)	$625.8	$548.9

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
	($ in millions)
Assets
Cash and cash equivalents	$1,873.3	$2,350.5
Restricted cash	0.3	0.3
Accounts receivable, net	484.4	546.4
Contract assets, short-term	368.4	528.3
Inventory, net	1,422.3	1,118.8
Other current assets	336.3	98.7
Total current assets	4,485.0	4,643.0
Property, plant and equipment, net	2,503.8	2,271.7
Right of use assets	70.6	48.9
Contract assets, long-term	4.4	6.4
Pension assets	455.9	449.1
Deferred income taxes	0.1	106.5
Goodwill	565.3	2.4
Intangible assets, net	215.2	1.2
Other assets	83.6	76.8
Total assets	$8,383.9	$7,606.0
Liabilities
Accounts payable	$558.9	$1,058.3
Accrued expenses	365.6	240.2
Profit sharing	57.0	84.5
Current portion of long-term debt	340.7	50.2
Operating lease liabilities, short-term	5.5	6.0
Advance payments, short-term	18.9	21.6
Contract liabilities, short-term	97.6	158.3
Forward loss provision, short-term	184.6	83.9
Deferred revenue and other deferred credits, short-term	22.2	14.8
Deferred grant income liability — current	—	3.6
Other current liabilities	58.4	39.3
Total current liabilities	1,709.4	1,760.7
Long-term debt	3,532.9	2,984.1
Operating lease liabilities, long-term	66.6	43.0
Advance payments, long-term	327.4	333.3
Pension/OPEB obligation	440.2	35.7
Contract Liabilities, long-term	372.0	356.3
Forward loss provision, long-term	561.4	163.5
Deferred revenue and other deferred credits, long-term	38.9	34.4
Deferred grant income liability — non-current	28.1	29.0
Deferred income taxes	13.0	8.3
Other non-current liabilities	437.0	95.8
Stockholders’ Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 105,542,162 and 104,882,379 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,139.8	1,125.0
Accumulated other comprehensive loss	(154.1)	(109.2)
Retained earnings	2,326.4	3,201.3
Treasury stock, at cost (41,523,470 shares each period, respectively)	(2,456.7)	(2,456.8)
Total stockholders' equity	856.5	1,761.4
Noncontrolling interest	0.5	0.5
Total equity	857.0	1,761.9
Total liabilities and equity	$8,383.9	$7,606.0
 See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2017	114,447,605	$1.1	$1,086.9	$(1,580.9)	$(128.5)	$2,422.4	$1,801.0
Net income	—	—	—	—	—	617.0	617.0
Adoption of ASC 606	—	—	—	—	—	(277.0)	(277.0)
Dividends declared	—	—	—	—	—	(49.2)	(49.2)
Employee equity awards	466,719	—	27.4	—	—	—	27.4
Stock forfeitures	(47,962)	—	—	—	—	—	—
Net shares settled	(177,812)	—	(15.6)	—	—	—	(15.6)
ESPP shares issued	24,996	—	2.1	—	—	—	2.1
Treasury shares	(9,251,729)	—	0.1	(800.1)	—	—	(800.0)
Other comprehensive loss	—	—	—	—	(68.1)	—	(68.1)
Balance — December 31, 2018	105,461,817	$1.1	$1,100.9	$(2,381.0)	$(196.6)	$2,713.2	$1,237.6
Net income	—	—	—	—	—	530.1	530.1
Adoption of ASC 2018-02	—	—	—	—	(8.3)	8.3	—
Dividends declared	—	$—	$—	$—	$—	$(50.3)	(50.3)
Employee equity awards	448,594	$—	$34.4	$—	$—	$—	34.4
Stock forfeitures	(125,055)	$—	$—	$—	$—	$—	—
Net shares settled	(137,500)	$—	$(12.9)	$—	$—	$—	(12.9)
ESPP shares issued	32,341	$—	$2.6	$—	$—	$—	2.6
SERP shares issued	6,214	$—	$—	$—	$—	$—	—
Treasury shares	(804,032)	$—	$—	$(75.8)	$—	$—	(75.8)
Other comprehensive income	—	$—	$—	$—	$95.7	$—	95.7
Balance — December 31, 2019	104,882,379	$1.1	$1,125.0	$(2,456.8)	$(109.2)	$3,201.3	$1,761.4
Net income (loss)	—	—	—	—	—	(870.3)	(870.3)
Dividends declared	—	$—	$—	$—	$—	$(4.4)	(4.4)
Employee equity awards	952,392	$—	$26.7	$—	$—	$—	26.7
Stock forfeitures	(192,111)	$—	$—	$—	$—	$—	—
Net shares settled	(224,964)	$—	$(14.5)	$—	$—	$—	(14.5)
ESPP shares issued	124,466	$—	$2.6	$—	$—	$—	2.6
Treasury shares	—	$—	$—	$0.1	$—	$—	0.1
Other	—	$—	$—	$—	$—	$(0.2)	(0.2)
Other comprehensive income (loss)	—	$—	$—	$—	$(44.9)		(44.9)
Balance — December 31, 2020	105,542,162	$1.1	$1,139.8	$(2,456.7)	$(154.1)	$2,326.4	$856.5

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	($ in millions)
Operating activities
Net (loss) income	$(870.3)	$530.1	$617.0
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization expense	277.6	251.7	231.0
Amortization of deferred financing fees	20.4	3.5	17.9
Accretion of customer supply agreement	2.0	4.3	4.1
Employee stock compensation expense	24.2	36.1	27.4
Loss (gain) from derivative instruments	—	8.1	(7.2)
Loss (gain) from foreign currency transactions	25.0	1.6	(0.3)
Loss on disposition of assets	26.4	4.9	1.8
Deferred taxes	94.0	86.1	(38.0)
Long term income tax payable	1.5	—	—
Pension and other post-retirement benefits, net	44.5	(20.0)	(33.4)
Grant liability amortization	(3.5)	(16.2)	(21.6)
Equity in net loss (income) of affiliates	4.6	0.2	(0.6)
Forward loss provision	216.5	40.7	(170.9)
Changes in assets and liabilities
Accounts receivable, net	168.3	12.8	(47.9)
Inventory, net	(39.5)	(95.4)	(61.3)
Contract assets	168.2	(5.2)	(8.5)
Accounts payable and accrued liabilities	(592.7)	34.6	244.5
Profit sharing/deferred compensation	(28.2)	16.0	(40.9)
Advance payments	(21.0)	120.8	(98.3)
Income taxes receivable/payable	(246.3)	(59.6)	(28.4)
Contract liabilities	(49.5)	(13.0)	208.3
Deferred revenue and other deferred credits	9.2	6.2	16.9
Other	23.7	(25.6)	(41.7)
Net cash provided (used in) by operating activities	(744.9)	922.7	769.9
Investing activities
Purchase of property, plant and equipment	(118.9)	(232.2)	(271.2)
Acquisition, net of cash acquired	(388.5)	—	—
Equity in net assets of affiliates	—	(7.9)	—
Other	5.4	0.2	3.4
Net cash used in investing activities	(502.0)	(239.9)	(267.8)
Financing activities
Proceeds from issuance of debt	400.0	250.0	1,300.0
Proceeds from revolving credit facility	—	900.0	—
Proceeds from issuance of long term bonds	1,700.0	—	—
Customer Financing	10.0	—	—
Principal payments of debt	(31.6)	(13.4)	(6.7)
Payments on term loan	(439.7)	(16.6)	(256.3)
Payments on revolving credit facility	(800.0)	(100.0)	—
Payments on bonds	—	—	(300.0)
Taxes paid related to net share settlement awards	(14.5)	(12.9)	(15.6)
Proceeds from issuance of ESPP stock	2.6	2.6	2.1
Debt issuance and financing costs	(41.9)	—	(23.2)
Purchase of treasury stock	0.1	(75.8)	(805.8)
Dividends paid	(15.4)	(50.4)	(48.0)
Other	(0.1)	0.9	—
Net cash provided by (used in) financing activities	769.5	884.4	(153.5)
Effect of exchange rate changes on cash and cash equivalents	3.3	5.9	—
Net (decrease) increase in cash, cash equivalents, and restricted cash for the period	(474.1)	1,573.1	348.6
Cash, cash equivalents, and restricted cash, beginning of period	2,367.2	794.1	445.5
Cash, cash equivalents, and restricted cash, end of period	$1,893.1	$2,367.2	$794.1
Supplemental information
Interest paid	$146.6	$93.2	$70.4

Income taxes (received) paid	$(62.5)	$105.0	$202.3
Property acquired through finance leases	$26.3	$120.3	$26.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:	For the Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	($ in millions)
Cash and cash equivalents, beginning of the period	$2,350.5	$773.6	$423.3
Restricted cash, short-term, beginning of the period	0.3	0.3	2.2
Restricted cash, long-term, beginning of the period	16.4	20.2	20.0
Cash, cash equivalents, and restricted cash, beginning of the period	$2,367.2	$794.1	$445.5

Cash and cash equivalents, end of the period	$1,873.3	$2,350.5	$773.6
Restricted cash, short-term, end of the period	0.3	0.3	0.3
Restricted cash, long-term, end of the period	19.5	16.4	20.2
Cash, cash equivalents, and restricted cash, end of the period	$1,893.1	$2,367.2	$794.1

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

1.     Nature of Business
Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries (the “Company”) provides manufacturing and design expertise in a wide range of fuselage, propulsion, and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through its subsidiaries, including Spirit AeroSystems, Inc. (“Spirit”). As used herein, “Company” refer to Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries. References to “Spirit” refer only to our subsidiary, Spirit AeroSystems, Inc., and references to “Spirit Holdings” or “Holdings” refer only to Spirit AeroSystems Holdings, Inc.

The Company's headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; Saint-Nazaire, France; San Antonio, Texas; Biddeford, Maine; Belfast, Northern Ireland; Morroco, Casablanca; and Dallas, Texas. The Company has previously announced site consolidation activities, including the McAlester, Oklahoma and San Antonio, Texas sites. The work transfer and closure activities for these sites are planned to primarily take place over the first half of 2021.
The Company largely supports commercial aerostructures customers, and the Company's financial results and prospects are almost entirely dependent on global aviation demand and the resulting production rates of the Company's customers. In response to COVID-19 impacts, the Company's customers, including Boeing and Airbus, have decreased production rates across many programs and may further adjust production rates or suspend production in the future.
COVID-19’s impact on the Company's 2020 financial performance reduced the Company's liquidity and, as a result, the Company took steps to reduce costs and raise additional debt. As of December 31, 2019, the Company had a debt balance of approximately $3,034.3, most of which was unsecured debt, and a cash balance of $2,350.3. As of December 31, 2020, the Company had a debt balance of approximately $3,873.6, more than 50% was secured debt, and a cash balance of $1,873.3. Based on the actions the Company took in 2020, the Company anticipates that it will have sufficient liquidity to meet operating and financing needs for at least the next 12 months.

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

Adoption of ASU 2018-02

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017, as amended ("TCJA"), from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As a result of the adoption of ASU 2018-02 in the first quarter of 2019, the Company reclassified $8.3 from accumulated other comprehensive income into retained earnings on the condensed consolidated balance sheet.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Adoption of ASU 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, (“ASU 2016-13”), which requires the immediate recognition of management's estimates of current expected credit losses. ASU 2016-13 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2019. Early adoption is permitted after fiscal years beginning December 15, 2018. The Company adopted ASU 2016-13 as of January 1, 2020 by means of the modified retrospective method and required cumulative-effect adjustment to the opening retained earnings as of that date. The cumulative-effect adjustment to the opening retained earnings as of January 1, 2020 was not material. All credit losses in accordance with ASU 2016-13 were on receivables and/or contract assets arising from the Company’s contracts with customers including the cumulative-effect adjustment to the opening retained earnings. There is no significant impact to our operating results due to the adoption of ASU 2016-13. See Note 6 Accounts Receivable, net for more information on ASC 326 allowance for credit losses.

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
Spirit is the majority participant in the Kansas Industrial Energy Supply Company ("KIESC"), a tenancy-in-common with other Wichita companies established to purchase natural gas. KIESC is fully consolidated as the Company owns 77.8% of the entity’s equity.
The Company’s U.K. subsidiary in Prestwick uses local currency, the British pound, as its functional currency, and the Malaysian subsidiary uses the British pound. All other foreign subsidiaries and branches use the U.S. dollar as their functional currency. As part of the monthly consolidation process, the functional currencies of the Company’s international subsidiaries are translated to U.S. dollars using the end-of-month translation rate for assets and liabilities and average period currency translation rates for revenue and income accounts.
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

The Company allocates the consideration for a contract to the performance obligations on the basis of their relative standalone selling price. The Company estimates the likelihood of the amount of options that the customer is going to exercise when assessing the impact of loss contracts.

The Company typically provides warranties on all the Company's products and services. Generally, warranties are not priced separately because customers cannot purchase them independently of the products or services under contract so they do not create performance obligations. The Company's warranties generally provide assurance to the Company's customers that the products or services meet the specifications in the contract. In the event that there is a warranty claim because of a covered design, material or workmanship issue, the Company may be required to redesign or modify the product, offer concessions, and/or pay the customer for repairs or perform the repair. Provisions for estimated expenses related to design, service, and product warranties and certain extraordinary rework are made at the time products are sold. These costs are accrued at the time of the sale and are recorded as unallocated cost of sales. These estimates are established using historical information on the nature, frequency, and the cost experience of warranty claims, including the experience of industry peers. In the case of new development products or new customers, the Company also considers factors including the warranty experience of other entities in the same business, management judgment, and the type and nature of the new product or new customer, among others.
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

Revenue is recognized when, or as, control of promised products or services transfers to a customer and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. Revenue is recognized over time as work progresses when the Company is entitled to the reimbursement of costs plus a reasonable profit for work performed for which the Company has no alternate use. For these performance obligations that are satisfied over time, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. The Company believes that costs incurred as a portion of total estimated costs is an appropriate measure of progress towards satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort. When the Company experiences abnormal production costs such as excess capacity costs the Company will expense the costs in the period incurred separately from the costs incurred for satisfaction of the performance obligations under the Company's contracts with customers.

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

The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. The Company’s current contracts do not include any significant financing components because the timing of the transfer of the underlying products and services under contract are at the customers’ discretion. Additionally, the Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. The Company's contracts with customers generally require payment under normal commercial terms after delivery. Payment terms are typically within 30 to 120 days of delivery. The total transaction price is allocated to each of the identified performance obligations using the relative standalone selling price to reflect the amount the Company expects to be entitled for transferring the promised products and services to the customer. A majority of the Company’s agreements with customers include options for future purchases. For the purposes of allocating transaction price, the Company assesses, based upon the facts and circumstances of the business arrangement, the amount of options to be exercised that may result in deferral of revenue to future contracts and options. Deferred revenues are recognized as, or when, the underlying future performance obligations are satisfied.

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
The Company has two agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to a third party financial institution. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and continue to allow the Company to monetize prior to the payment date for the receivables, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Company's balance sheet. For additional information on the sale of receivables see Note 6, Accounts Receivable, net.
Inventory
Raw materials are stated at lower of cost (principally on an actual or average cost basis) or net realizable value. Production costs for contracts, including costs expected to be recovered on specific anticipated contracts (work that has commenced because the Company expects the customer to exercise options), are classified as work-in-process and include direct material, labor, overhead, and purchases. Typically, anticipated contracts materialize and the related performance obligations are satisfied within 6-12 months. These costs are evaluated for impairment periodically and capitalized costs for which anticipated contracts do not materialize are written off in the period in which it becomes known. Revenue and related cost of sales are recognized as the performance obligations are satisfied. When the Company experiences abnormal production costs such as excess capacity costs the Company will expense the costs in the period incurred excluded from inventoriable costs. Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by evaluating inventory of individual raw materials and parts against both historical usage rates and forecasted production requirements. See Note 9, Inventory.
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
The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software. The Company’s capitalization policy includes specifications that the software must have a service life greater than one year, is legally and substantially owned by the Company, and has an acquisition cost of greater than $0.1.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Where the Company is involved in build-to-suit leasing arrangements, the Company is deemed the owner of the asset for accounting purposes during the construction period of the asset. The Company records the related assets and liabilities for construction costs incurred under these build-to-suit leasing arrangements during the construction period. Upon completion of the asset, the Company considers whether the assets and liabilities qualify for derecognition under the sale-leaseback accounting guidance. See Note 10, Property, Plant and Equipment Net.

Impairment or Disposal of Long-Lived Assets
The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment whenever events or changes in circumstances indicate that the recorded amount may not be recoverable. Assets are classified as either held-for-use or available-for-sale. For held-for-use assets, if indicators are present, we perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. If the undiscounted cash flows used in the recoverability test are less than the long-lived asset group’s carrying amount, we determine the fair value of the long-lived asset group and recognize an impairment loss if the carrying amount of the long-lived asset group exceeds its fair value. For assets available-for-sale, a loss is recognized when the recorded amount exceeds the fair value less cost to sell.

Business Combinations and Goodwill

The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations. Transaction costs related to business combinations are expensed as incurred. Assets acquired and liabilities assumed are measured and recognized based on their estimated fair values at the acquisition date, any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. In some cases, the Company uses discounted cash flow analyses, which are based on estimates of future sales, earnings and cash flows after considering such factors as general market conditions, customer budgets, existing firm and future orders, changes in working capital, long term business plans and recent operating performance. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, the business combination is recorded and disclosed on a preliminary basis. Subsequent to the acquisition date, and not later than one year from the acquisition date, adjustments to the initial preliminary recognized amounts are recorded to the extent new information is obtained about the measurement of assets and liabilities that existed as of the date of the acquisition.

The Company assesses goodwill for impairment annually as of the first day of the fourth quarter or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. The Company tests goodwill for impairment by performing a qualitative assessment or quantitative test at the reporting unit level. In performing a qualitative assessment, the Company evaluates company-specific, market and industry, economic, and other relevant factors that may impact the fair value of reporting units or the carrying value of the net assets of the respective reporting unit. If it is determined that it is more likely than not that the carrying value of the net assets is more than the fair value of the respective reporting unit, then a quantitative test is performed. Where the quantitative test is used, the Company compares the carrying value of net assets to the estimated fair value of the respective reporting unit. If the fair value is determined to be less than carrying value, a goodwill impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
Deferred Financing Costs
Costs relating to long-term debt are deferred and included in other long-term assets. These costs are amortized over the term of the related debt or debt facilities and are included as a component of interest expense.
Derivative Instruments and Hedging Activity
The Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value. Changes in fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction, and if it is, the type of

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. Cash flows associated with the Company’s derivatives are presented as a component of the operating section of the statement of cash flows. The use of derivatives has generally been limited to interest rate swaps and foreign currency forward contracts. The Company enters into foreign currency forward contracts to reduce the risks associated with the changes in foreign exchange rates on sales and cost of sales denominated in currencies other than the entities’ functional currency. See Note 15, Derivative and Hedging Activities.
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
Deferred tax assets are periodically evaluated to determine their recoverability and whether or not a valuation allowance is necessary. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all available positive and negative evidence. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.
This assessment is completed on a taxing jurisdiction and entity filing basis. Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S. and UK, management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. and UK deferred tax assets at December 31, 2020. This determination was made as the Company anticipates it will enter into a U.S. cumulative loss position during the first half of 2021, as prior period positive earnings fall outside of the three-year measurement period. Additionally, segments of the UK operations are in cumulative loss positions after the inclusion of 2020 losses. Once a company anticipates a cumulative three year loss position, there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized.
The Company records income tax provision or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for the uncertainty in income taxes. The final tax outcome for these matters may be different than management's original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. The Company uses the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense. See Note 20 to the Consolidated Financial Statements, Income Taxes, for further discussion.
Stock-Based Compensation and Other Share-Based Payments
Many of the Company’s employees are participants in the Omnibus Incentive Plan of 2014 (as amended, the “Omnibus Plan”). The expense attributable to the Company’s employees is recognized over the period the amounts are earned and vested, as described in Note 19, Stock Compensation. The expense includes an estimate of expected forfeitures, based on historical forfeiture trends.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
4.  New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12”) which modifies FASB Accounting Standards Codification 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company has not elected early adoption and implementation of this guidance for its December 31, 2020 consolidated financial statements. The guidance will be adopted and implemented for its fiscal year beginning January 1, 2021. The adoption is not expected to have a material impact to our financial position or results of operations.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022, and an entity may elect to apply ASU 2020-04 for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements but has not elected to adopt as of December 31, 2020.

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

Changes in estimates are summarized below:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Changes in Estimates	December 31, 2020	December 31, 2019	December 31, 2018
(Unfavorable) Favorable Cumulative Catch-up Adjustments by Segment
Fuselage	(17.5)	(1.3)	(5.3)
Propulsion	(7.8)	(1.2)	(0.2)
Wing	(5.1)	0.5	1.7
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	(30.4)	(2.0)	(3.8)

(Forward Loss) and Changes in Estimates on Loss Programs by Segment
Fuselage	(274.3)	(37.9)	3.4
Propulsion	(36.9)	(15.1)	(0.7)
Wing	(59.1)	(10.5)	1.2
Total (Forward Loss) and Change in Estimate on Loss Program	(370.3)	(63.5)	3.9

Total Change in Estimate	(400.7)	(65.5)	0.1
EPS Impact (diluted per share based on statutory tax rate)	(3.07)	$(0.50)	—

2020 Changes in Estimates
During the twelve months ended December 31, 2020, the Company recognized net forward loss charges of $370.3 primarily driven by production rate changes on B787 and A350 from 10 aircraft per month to 5 aircraft per month and 9 aircraft per month to 4 aircraft per month, respectively. Unfavorable cumulative catch up adjustments of $30.4 were primarily driven by rate reduction across all overtime programs due to the COVID-19 pandemic.
2019 Changes in Estimates
During the twelve months ended December 31, 2019, the Company recognized net forward loss charges of $65.5 primarily driven by the production rate change on B787 from 14 aircraft per month to 10 aircraft per month.

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

6.     Accounts Receivable, net
Accounts receivable represent the Company’s unconditional rights to consideration, subject to the payment terms of the contract, for which only the passage of time is required before payment. Unbilled receivables are reflected under contract assets on the balance sheet. Beginning January 1, 2020, management assesses and records an allowance for credit losses using a current expected credit loss ("CECL") model. See Allowance for Credit Losses, below. Prior periods allowance for credit losses were based on legacy GAAP.
Accounts receivable, net consists of the following:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	December 31, 2020	December 31, 2019
Trade receivables	$458.9	$515.2
Other	31.1	32.6
Less: allowance for credit losses	(5.6)	(1.4)
Accounts receivable, net	$484.4	$546.4
_______________________________________
The Company has two agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to third party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being derecognized from the Company's balance sheet. For the twelve months ended December 31, 2020, $2,011.7 of accounts receivable have been sold via this arrangement. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is $8.9 for the year ended December 31, 2020 and is included in Other (expense) income. See Note 23, Other Income (Expense), net.
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

In determining the appropriate methodology to use within the CECL model for receivables and contract assets arising from the Company’s contracts with customers, the Company considered the risk characteristics of the applicable assets. The Company segregated the trade receivables and contract assets into “pools” of assets at the major customer level. The Company's assessment was based on similarity of risk characteristics shared by these pool of assets. Management observed that risks for collectability, with regard to the trade receivables and contract assets resulting from contracts with customers include: macro level economic conditions that impact all of the Company's customers, macro level market conditions that could impact the Company's customers in certain aircraft categories, certain customer specific market conditions, certain customer specific economic conditions, and certain customer specific administrative conditions.

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

The changes to the allowance for credit losses and related credit loss expense reported for the twelve months ended December 31, 2020 were solely based on the results of the CECL model. During the period, worsening economic conditions related to the COVID-19 pandemic influenced management’s current estimate of expected credit losses. In particular, trade accounts receivables from certain suppliers and third party Spirit Aerosystems Aftermarket Solutions ("SAAS”) customers are now included in the historical loss rate method CECL model at a higher loss-rate than originally estimated. This change did not have a material impact on reported results for the twelve months ended December 31, 2020. Other than this change, there have been no significant changes in the factors that influence management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or CECL methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

7.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those for which performance obligations have been fully satisfied and billing is expected within 12 months of contract origination and contract assets, long-term are fully satisfied obligations that are expected to be billed in more than 12 months. No impairments to contract assets were recorded for the period ended December 31, 2020 and 2019. See also Note 6, Accounts Receivable, net.

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

	December 31, 2020	December 31, 2019	Change
Contract assets	$372.8	$534.7	$(161.9)
Contract liabilities	(469.6)	(514.6)	45.0
Net contract assets (liabilities)	$(96.8)	$20.1	$(116.9)

For the period ended December 31, 2020, the decrease in contract assets reflects the net impact of decreases in revenue recognized in excess of billed revenues during the period. The decrease in contract liabilities reflects the net decrease of deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $118.2 of revenue that was included in the contract liability balance at the beginning of the period.

	December 31, 2019	December 31, 2018	Change
Contract assets	$534.7	$523.5	$11.2
Contract liabilities	(514.6)	(527.7)	13.1
Net contract assets (liabilities)	$20.1	$(4.2)	$24.3

For the period ended December 31, 2019, the increase in contract assets reflects the net impact of additional revenue recognized in excess of billed revenues during the period. The decrease in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $139.0 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following table disaggregates revenues by the method of performance obligation satisfaction:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	For the Twelve Months Ended
Revenue	December 31, 2020	December 31, 2019
Contracts with performance obligations satisfied over time	$2,188.4	$5,963.5
Contracts with performance obligations satisfied at a point in time	1,216.4	1,899.6
Total Revenue	$3,404.8	$7,863.1

The following table disaggregates revenue by major customer:

	For the Twelve Months Ended
Customer	December 31, 2020	December 31, 2019
Boeing	$2,043.8	$6,237.2
Airbus	773.3	1,250.6
Other	587.7	375.3
Total net revenues	$3,404.8	$7,863.1

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

	For the Twelve Months Ended
Location	December 31, 2020	December 31, 2019
United States	$2,637.6	$6,566.3
International
United Kingdom	433.5	771.9
Other	333.7	524.9
Total International	767.2	1,296.8
Total Revenue	$3,404.8	$7,863.1

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations currently under contract that are expected to be recognized to revenue in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	2021	2022	2023	2024 and After
Unsatisfied performance obligations	$2,726.2	$3,661.8	$4,406.4	$3,206.8

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

	December 31, 2020	December 31, 2019
Raw materials	$337.3	$253.1
Work-in-process(1)	1,000.6	822.8
Finished goods	58.1	14.5
Product inventory	1,396.0	1,090.4
Capitalized pre-production	26.3	28.4
Total inventory, net	$1,422.3	$1,118.8
_______________________________________
Product inventory, summarized in the table above, is shown net of valuation reserves of $56.8 and $39.0 as of December 31, 2020 and December 31, 2019, respectively. The valuation reserve increase is primarily due to the Bombardier Acquisition. (as defined below)

(1)Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time, as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the period ended December 31, 2020, and December 31, 2019, work-in-process inventory includes $351.2 and $157.2, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the twelve months ended December 31, 2020 includes $278.9 of excess capacity production costs related to temporary B737 MAX, A220, and A320 production schedule changes. Cost of sales also includes costs of $33.7 related to temporary workforce adjustments as a result of COVID-19 production pause, net of the U.S. employee retention credit and U.K. government subsidies of approximately $21.4 for the twelve months ended December 31, 2020.

10.     Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	December 31, 2020	December 31, 2019
Land	$30.8	$15.9
Buildings (including improvements)	1,166.7	924.0
Machinery and equipment	2,120.5	1,941.5
Tooling	1,036.1	1,047.4
Capitalized software	282.5	277.8
Construction-in-progress	220.0	192.8
Total	4,856.6	4,399.4
Less: accumulated depreciation	(2,352.8)	(2,127.7)
Property, plant and equipment, net	$2,503.8	$2,271.7

Capitalized interest was $5.0, $6.5, and $6.7 for the twelve months ended December 31, 2020, 2019, and 2018, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $119.7, $142.2, and $136.2 for the twelve months ended December 31, 2020, 2019 and 2018, respectively.
The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software. Depreciation expense related to capitalized software was $16.1, $17.7, and $16.7 for the twelve months ended December 31, 2020, 2019, and 2018, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  For the twelve months ended December 31, 2020, there was no impairment. During the twelve months ended December 31, 2020, the Company disposed of long-lived assets with a net book value of $19.2 and $3.7 related to production decreases, process-related changes and quality improvement initiatives on the B787 and A350 programs, respectively. By segment, the disposal charge consisted of $22.5 and $0.4 related to the Fuselage Systems segment and Wing Systems segment, respectively, and is included as a separate line item of the operating loss in the Condensed Consolidated Statements of Operations for the period.

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
The Company currently has operating and finance leases for items such as manufacturing facilities, corporate offices, manufacturing equipment, transportation equipment, and vehicles. Majority of the Company's active leases have remaining lease terms that range between less than one year to 18 years, some of which include options to extend the leases for up to 30 years, and some of which include options to terminate the leases within one year.
Comparable information presented in the financial statements for periods prior to January 1, 2019 represent legacy GAAP treatment of leases. For more information on the effective date and transition approach for implementation, see Note 2, Adoption of New Accounting Standards.
For the twelve months ended December 31, 2020, total net lease cost was $36.8. This was comprised of $9.0 of operating lease costs, $21.5 amortization of assets related to finance leases, and $6.3 interest on finance lease liabilities. For the twelve months ended December 31, 2019, total net lease cost was $25.1. This was comprised of $9.0 of operating lease costs, $13.1 amortization of assets related to finance leases, and $3.0 interest on finance lease liabilities.

Supplemental cash flow information related to leases was as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	For the Twelve Months Ended	For the Twelve Months Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.7	$8.9
Operating cash flows from finance leases	$6.3	$3.0
Financing cash flows from finance leases	$30.1	$12.1

ROU assets obtained in exchange for lease obligations:
Operating leases	$28.5	$2.3
Supplemental balance sheet information related to leases:

	December 31, 2020	December 31, 2019
Finance leases:
Property and equipment, gross	$214.2	$165.5
Accumulated amortization	(45.1)	(23.5)
Property and equipment, net	$169.1	$142.0

The weighted average remaining lease term as of December 31, 2020 for operating and finance leases was 42.3 years and 5.5 years, respectively. The weighted average discount rate as of December 31, 2020 for operating and finance leases was 5.5% and 4.3%, respectively. See Note 16, Debt, for current and non-current finance lease obligations. The weighted average remaining lease term as of December 31, 2019 for operating and finance leases was 10.2 years and 6.5 years, respectively. The increase in the operating weighted average remaining lease term is primarily due to the Bombardier Acquisition (as defined below) with three leases that extend to 2114. The weighted average discount rate as of December 31, 2019 for operating and finance leases was 5.6% and 4.3%, respectively.

As of December 31, 2020, remaining maturities of lease liabilities were as follows:

	2021	2022	2023	2024	2025	2026 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$8.9	$8.6	$7.7	$7.2	$6.6	$167.8	$206.8	$(134.7)	$72.1
Financing Leases	$41.1	$37.2	$32.2	$25.4	$15.5	$25.1	$176.5	$(19.7)	$156.8

As of December 31, 2020, the Company had additional financing lease commitments that have not yet commenced of approximately $75.9 for manufacturing equipment and facilities which are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 7 years. The Company's involvement in the construction and design process for these assets is generally limited to project management.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
12.     Other Assets, Goodwill, and Intangible Assets
Other current assets are summarized as follows:

	December 31, 2020	December 31, 2019
Prepaid expenses	16.3	19.3
Income tax receivable(1)	315.3	74.2
Other assets- short term	4.7	5.2
Total other current assets	$336.3	$98.7
Other assets are summarized as follows:

	December 31, 2020	December 31, 2019
Deferred financing
Deferred financing costs	0.9	41.7
Less: Accumulated amortization-deferred financing costs	(0.5)	(36.9)
Deferred financing costs, net	0.4	4.8
Other
Supply agreements (2)	11.4	11.5
Equity in net assets of affiliates	3.1	7.7
Restricted cash - collateral requirements	19.5	16.4
Other	49.2	36.4
Total	$83.6	$76.8
_______________________________________

(1) Increase in income tax receivable expected to be received within 12 months and is an increase over the prior year as a result of the carryback provisions included in the CARES Act.

(2) Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Goodwill is summarized as follows:

	December 31, 2020	December 31, 2019
Goodwill(1) (2)	565.3	2.4

(1) The acquisition of Fiber Materials Inc. ("FMI") on January 10, 2020 resulted in the establishment of $76.0 goodwill.

(2) The Bombardier Acquisition (as defined below) on October 30, 2020 resulted in the establishment of 486.8 of goodwill. See also Note 29, Acquisitions, as of December 31, 2020, given the preliminary nature of the Bombardier Acquisition purchase price allocation, the Company has not yet allocated goodwill to the relevant reportable segments.

The balance of goodwill by reportable segment as of December 31, 2020, excluding that noted above as resulting from the Bombardier Acquisition, is $42.9 for the Fuselage Systems segment, $33.1 for the Propulsion Systems segment, and $2.5 for the Wing Systems segment. The goodwill balance as of December 31, 2019 of $2.4 is allocated to the Wing Systems segment.

The change in value from December 31, 2019 to December 31, 2020 for the Wing Systems segment goodwill item, noted above, reflects net exchange differences arising during the period.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The total goodwill value includes no accumulated impairment loss in any of the periods presented. The Company assesses goodwill for impairment annually as of the first day of the fourth quarter or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. We test goodwill for impairment by performing a qualitative assessment or quantitative test at the reporting unit level. In performing a qualitative assessment, we evaluate company-specific, market and industry, economic, and other relevant factors that may impact the fair value of our reporting units or the carrying value of the net assets of the respective reporting unit. If we determine that it is more likely than not that the carrying value of the net assets is more than the fair value of the respective reporting unit, then a quantitative test is performed. Where the quantitative test is used, we compare the carrying value of net assets to the estimated fair value of the respective reporting unit. If the fair value is determined to be less than carrying value, a goodwill impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

Intangible assets are summarized as follows:

	December 31, 2020	December 31, 2019
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	2.8	2.8
Developed technology asset(1) (2)	94.0	—
Customer relationships intangible assets(2)	124.1	—
Total intangible assets	222.9	4.8
Less: Accumulated amortization - patents	(2.0)	(1.9)
Accumulated amortization - favorable leasehold interest	(1.8)	(1.7)
Accumulated amortization - developed technology asset	(2.6)	—
Accumulated amortization - customer contracts asset	(1.3)	—
Intangible assets, net	215.2	1.2

(1) The acquisition of FMI on January 10, 2020 resulted in the establishment of a $30.0 intangible asset for developed technology.
(2) The Bombardier acquisition on October 30, 2020 resulted in the establishment of a $64.0 intangible asset for developed technology and a $124.1 intangible asset for customer relationships.

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Condensed Consolidated Balance sheet and the weighted average amortization is estimated to be the following as of December 31, 2020:

Year	Favorable leasehold interest	Developed Technology	Customer Contracts	Total
2021	0.1	6.3	6.9	13.3
2022	0.1	6.3	6.9	13.3
2023	0.1	6.3	6.9	13.3
2024	0.1	6.3	6.9	13.3
2025	0.1	6.3	6.9	13.3

Weighted average amortization period	8.5	14.6	17.8	16.4
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

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of December 31, 2020, the amount of advance payments received by us from Boeing and not yet repaid was approximately $212.1.

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, the 2019 MOA entered into on April 12, 2019 included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123, which was received during the third quarter of 2019. The 2020 MOA entered into on February 6, 2020, extended the repayment date of the $123.0, advance received by Spirit under the 2019 MOA to 2022. The 2020 MOA also required Boeing to pay $225 to Spirit in the first quarter of 2020, consisting of (i) $70 in support of Spirit’s inventory and production stabilization, of which $10 will be repaid by Spirit in 2021, and (ii) $155 as an incremental pre-payment for costs and shipset deliveries over the next two years.

Advances on the Irkut Program. Irkut made an advance payment of $150 at the inception of the program in 2012 for the design and development of the Nacelle for the MC-21 aircraft. The remainder of $1.2 will be released in 2021.

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

The Company’s long-term debt includes a senior secured term loan and senior notes.  The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	December 31, 2020			December 31, 2019
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior unsecured term loan A (including current portion)	$—	$—		$438.5	$440.1	(2)
Revolver	—	—		800.0	800.0	(2)
Senior secured term loan B (including current portion)	389.6	395.0	(2)	—	—
Floating rate notes	299.7	297.5	(1)	299.1	298.4	(1)
Senior notes due 2023	298.8	293.8	(1)	298.3	307.2	(1)
Senior secured first lien notes due 2025	493.9	521.2	(1)	—	—
Senior secured second lien notes due 2025	1,184.2	1,279.1	(1)	—	—
Senior notes due 2026	298.1	313.9	(1)	297.8	305.6	(1)
Senior notes due 2028	694.6	689.2	(1)	694.1	734.4	(1)
Total	$3,658.9	$3,789.7		$2,827.8	$2,885.7
_______________________________________

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

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

Derivatives Accounted for as Hedges

Cash Flow Hedges

During the third quarter of 2019, the Company entered into two interest rate swap agreements with a combined notional value of $450.0. As of December 31, 2020, the Company has one swap agreement with a notional value of $150.0. These derivatives have been designated as cash flow hedges by the Company. The fair value of these hedges was a liability of $1.2 and $0.1 as of December 31, 2020 and December 31, 2019, respectively, which is recorded in the other current liabilities line item on the Condensed Consolidated Balance Sheet.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income (“AOCI”) and recorded in earnings in the period in which the hedged transaction occurs. For the twelve months ended December 31, 2020 and

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
December 31, 2019, the Company recorded a net loss in AOCI of $14.3 and $0.8, respectively. For the twelve months ended December 31, 2020 and December 31, 2019, a loss of $3.6 and $0.1, respectively, was reclassified from AOCI to earnings, and included in the interest expense line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statements of Cash Flows. For the twelve months ended December 31, 2020, a loss of $10.4 was reclassified from AOCI to earnings resulting from the termination of a swap agreement, and included in the other income line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statement of Cash Flows. Within the next 12 months, the Company expects to recognize a loss of $1.2 in earnings related to this hedged contract. As of December 31, 2020, the maximum term of hedged forecasted transactions was 6 months.

16.   Debt
Total debt shown on the balance sheet is comprised of the following:

	December 31, 2020		December 31, 2019
	Current	Noncurrent	Current	Noncurrent
Senior unsecured term loan A	$—	$—	$22.8	$415.7
Revolver	—	—	—	800.0
Senior secured term loan B	3.9	385.7	—	—
Floating Rate Notes	299.7	—	—	299.1
Senior notes due 2023	—	298.8	—	298.3
Senior secured first lien notes due 2025	—	493.9	—	—
Senior secured second lien notes due 2025	—	1,184.2	—	—
Senior notes due 2026	—	298.1	—	297.8
Senior notes due 2028	—	694.6	—	694.1
Present value of finance lease obligations	35.3	121.5	25.8	121.3
Other	1.8	56.1	1.6	57.8
Total	$340.7	$3,532.9	$50.2	$2,984.1
2018 Credit Agreement
On July 12, 2018, Spirit entered into a $1,256.0 senior unsecured Second Amended and Restated Credit Agreement among Spirit, as borrower, Holdings, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the “2018 Credit Agreement”), consisting of an $800.0 revolving credit facility (the “2018 Revolver”), a $206.0 term loan A facility (the “2018 Term Loan”) and a $250.0 delayed draw term loan facility (the “2018 DDTL”). Under the 2018 Credit Agreement, the 2018 Revolver, the 2018 Term Loan and the 2018 DDTL were to mature on July 12, 2023.

Spirit amended the 2018 Credit Agreement several times in 2020, including modifications that added security to the 2018 Credit Agreement. On September 30, 2020, Spirit repaid the remaining balances under the 2018 Term Loan and the 2018 DDTL. As of December 31, 2020, the outstanding balance of the 2018 Term Loan and 2018 DDTL was $0.0. Spirit repaid the outstanding balance of the 2018 Revolver on April 30, 2020. On October 5, 2020 Spirit terminated the 2018 Credit Agreement

Credit Agreement

On October 5, 2020, Spirit entered into a term loan credit agreement (the “Credit Agreement”) providing for a $400.0 senior secured term loan B credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. On October 5, 2020 Spirit borrowed the full $400.0 of initial term loans available under the Credit Agreement. The Credit Agreement also permits Spirit to request one or more incremental term facilities in an aggregate principal amount not to exceed (x) in the case of any incremental facility that is secured on a pari passu basis with the Credit Agreement, the greater of (a) $950.0 and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the first lien secured net leverage ratio does not exceed 3.25 to 1.00; and (y) in the

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
case of any incremental facility that is secured on a junior basis to the Credit Agreement, the greater of (a) $500.0 and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the secured net leverage ratio does not exceed 5.00 to 1.00. Borrowings under the Credit Agreement will be used for general corporate purposes.

The Credit Agreement will mature on January 15, 2025 and amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Interest on borrowings under the Credit Agreement will initially accrue at the Eurodollar rate plus an applicable margin equal to 5.25%.

The obligations under the Credit Agreement are guaranteed by Holdings and Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”), (collectively, the “Guarantors”) and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of Spirit, subject to certain customary exceptions. The obligations are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

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

As of December 31, 2020, the outstanding balance of the Credit Agreement was $400.0 and the carrying value was $389.6.

First Lien 2025 Notes

On October 5, 2020, Spirit entered into an Indenture (the “First Lien 2025 Notes Indenture”), by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $500.0 aggregate principal amount of its 5.500% Senior Secured First Lien Notes due 2025 (the “First Lien 2025 Notes"). As of December 31, 2020, the outstanding balance of the First Lien 2025 Notes was $500.0 and the carrying value was $493.9.

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

2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of December 31, 2020, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $298.1. The Company and Spirit NC guarantee Spirit's obligations under the 2026 Notes on a senior secured basis.

On February 24, 2020, Spirit entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) by and among Spirit, the Company, Spirit NC, and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee in connection with the 2026 Notes. Under the Second Supplemental Indenture, the 2026 Noteholders were granted security on an equal and ratable basis with the lenders under the 2018 Credit Agreement until the security in favor of the lenders under the 2018 Credit Agreement was released on October 5, 2020. The Supplemental Indenture also added Spirit NC as an additional guarantor under the indenture governing the 2026 Notes.

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

On October 5, 2020, Spirit entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with 2026 Notes. Under the Fourth Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the holders of the First Lien 2025 Notes and the secured parties under the Credit Agreement.

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

The Second Lien 2025 Notes mature on April 15, 2025 and bear interest at a rate of 7.500% per year payable semiannually in cash in arrears on April 15 and October 15 of each year. The first interest payment date was October 15, 2020. As of December 31, 2020, the outstanding balance of the Second Lien 2025 Notes was $1,200.0 and the carrying value was $1,184.2.

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

Floating Rate, 2023, and 2028 Notes

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
On May 30, 2018, Spirit entered into an Indenture (the “2018 Indenture”) by and among Spirit, the Company and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with Spirit’s offering of $300.0 aggregate principal amount of its Senior Floating Rate Notes due 2021 (the “Floating Rate Notes”), $300.0 aggregate principal amount of its 3.950% Senior Notes due 2023 (the “2023 Notes”) and $700.0 aggregate principal amount of its 4.600% Senior Notes due 2028 (the “2028 Notes” and, together with the Floating Rate Notes and the 2023 Notes, the “2018 Notes”). Holdings guaranteed Spirit’s obligations under the 2018 Notes on a senior unsecured basis.

The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 0.80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $300.0, $300.0, and $700.0 as of December 31, 2020, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was 299.7, $298.8, and $694.6 as of December 31, 2020, respectively.

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

On February 12, 2021, Spirit sent a notice of redemption to holders to redeem the outstanding $300 million principal amount of the Floating Rate Notes on February 24, 2021.

As of December 31, 2020, the Company is in compliance with all covenants contained in the indentures governing the First Lien 2025 Notes, Second Lien 2025 Notes, Floating Rate Notes, 2023 Notes, 2026 Notes, and the 2028 Notes through December 31, 2021.

The following table shows required payments during the next five years on the term loan and notes outstanding at December 31, 2020. See Note 11, Leases for maturities of finance lease obligations.

	2021	2022	2023	2024	2025
Required payments	$304.0	$4.0	$304.0	$4.0	$2,084.0

17.   Pension and Other Post-Retirement Benefits
Multi-employer Pension Plan
In connection with the collective bargaining agreement signed with the International Association of Machinists and Aerospace Workers (“IAM”), the Company contributes to a multi-employer defined benefit pension plan (“IAM National Pension Fund”). As of July 1, 2015, the level of contribution, as specified in the bargaining agreement was, in whole dollars, $1.75 per hour of employee service. The IAM bargaining agreement provided for a $0.05 per hour increase, in whole dollars, effective July 1 of each year through 2019. Effective July 1, 2019 the level of employer contribution increased to $1.95 per hour and will remain at $1.95 per hour through contract expiration. The IAM contract expires June 24, 2023.
The collective bargaining agreement with the United Automobile, Aerospace and Agricultural Workers of America (“UAW”) requires the Company to contribute a specified amount per hour of service to the IAM National Pension Fund. The specified amount was $1.70 per hour in 2019. Per the negotiated UAW collective bargaining agreement, the pension contributions, in whole dollars, was $1.70 per hour effective January 1, 2019 and will be $1.75 per hour effective January 1, 2020 through year 2025.
The risk of this multi-employer plan is different from single-employer plans in the following aspects:
1.Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
2.If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
3.If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The following table summarizes the multi-employer plan to which the Company contributes. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2019 and 2020 is for the plan's year-end at December 31, 2019, and December 31, 2020, respectively. The zone status is based on information received from the plan.

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2019	2020		2018	2019	2020
IAM National Pension Fund	51-60321295	Red	Red	Yes	$35.0	$40.7	$30.1	Yes	IAM June 24, 2023 UAW December 7, 2025
Pension Fund	Year Company Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan’s Year-End)
IAM National Pension Fund	2018, 2019, 2020
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
The Company recorded $32.5, $35.9, and $35.1 in contributions to these plans for the twelve months ended December 31, 2020, 2019, and 2018, respectively.
On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of base salary while participating employees are required to contribute 4% of base salary. The Company recorded $4.1 in contributions to this plan for the twelve months ended December 31, 2020, $4.1 in contributions for the twelve months ended December 31, 2019 and $6.8 in contributions for the twelve months ended December 31, 2018.
On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired a further defined contribution plan for certain employees at the Belfast location. Under the plan, the company contributes up to 8% of base salary, matching employee contributions up to this level. The company recorded $0.03 in contributions to this plan for the two months from October 30, 2020 to December 31, 2020.
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
On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a U.K. defined benefit pension plan for those employees based in Prestwick that had pension benefits remaining in BAE Systems’ pension plan. Effective December 31, 2013, this Prestwick pension plan was closed and benefits were frozen and thereafter subject only to statutory pension revaluation.
On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired two further defined benefit plans for current and former employees at the Belfast location. These plans are currently open to the future accrual of benefits but closed to new hires.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
In accordance with legislation, each of the U.K. plans and their assets are managed by independent trustee companies. The investment strategies adopted by the trustees are documented in Statement of Investment Principles in line with U.K. legislation. The principles for the investment strategies are to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. The trustees have invested the plan assets in pooled arrangements with authorized investment companies that were selected to be consistent with the overall investment principles and strategy.
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
On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired a post-retirement medical plan for the employees at the Belfast location.
Obligations and Funded Status
The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the balance sheets for the fiscal years 2020 and 2019. Benefit obligation balances presented in the tables reflect the projected benefit obligation and accumulated benefit obligation for the Company’s pension plans, and accumulated post-retirement benefit obligations for the Company’s post-retirement medical plan. The Company uses an end of fiscal year measurement date of December 31 for the Company's U.S. pension and post-retirement medical plans. Special termination benefits for the periods ending December 31, 2020 and December 31, 2019 are related to a voluntary retirement programs offered by the Company in 2020 and 2019, respectively. The projected benefit obligation of the US based defined benefit plans as of December 31, 2020 remained largely flat compared to that as of December 31, 2019, reflecting offsetting underlying impacts. Voluntary retirement programs offered by the Company drove a net decrease to the projected benefit obligation through changes to plan settlements, special termination benefits, and curtailment loss. This was offset by an increase in liabilities that was driven by a decrease in the effective discount rate utilized in the actuarial valuation of the plans. Voluntary retirement programs offered by the Company drove a net increase to the projected benefit obligation of the US based Other Post-Retirement benefit plans through changes to special termination benefits and curtailment loss. The projected benefit obligation of the U.K. Prestwick Plan increased, driven by a decrease in the effective discount rate utilized in the actuarial valuation of the plan. The projected benefit obligation of the U.K. Belfast plans was acquired on October 30, 2020, as part of the Bombardier Acquisition.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2020	2019	2020	2019
Change in projected benefit obligation:
Beginning balance	$1,096.6	$997.0	$41.8	$40.3
Service cost	—	—	0.8	0.9
Employee contributions	—	—	1.2	0.9
Interest cost	24.4	36.5	1.0	1.2
Actuarial losses (gains)	124.8	141.1	(1.8)	1.8
Special termination benefits	31.0	5.2	12.0	3.9
Plan Curtailment	33.9	—	2.3
Plan Settlements	(175.5)	(49.9)	—	—
Benefits paid	(36.1)	(33.3)	(7.8)	(7.2)
Projected benefit obligation at the end of the period	$1,099.1	$1,096.6	$49.5	$41.8
Assumptions used to determine benefit obligation:
Discount rate	2.31%	3.19%	1.26%	2.55%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	5.56%	5.90%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	2038	2038
Change in fair value of plan assets:
Beginning balance	$1,519.5	$1,302.8	$—	$—
Actual return (loss) on assets	218.4	299.7	—	—
Employer contributions to plan	0.1	0.1	6.6	6.3
Employee contributions to plan	—	—	1.2	0.9
Plan Settlements	(175.5)	(49.9)	—	—
Benefits paid	(36.2)	(33.2)	(7.8)	(7.2)
Expenses paid	—	—	—	—
Ending balance	$1,526.3	$1,519.5	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$427.3	$422.9	$(49.5)	$(41.8)
Net amounts recognized	$427.3	$422.9	$(49.5)	$(41.8)
Amounts recognized in the balance sheet:
Noncurrent assets	$428.7	$424.2	—	—
Current liabilities	(0.1)	(0.1)	(10.3)	(7.3)
Noncurrent liabilities	(1.3)	(1.2)	(39.2)	(34.5)
Net amounts recognized	$427.3	$422.9	$(49.5)	$(41.8)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive (loss) income	$(6.5)	$(46.0)	$19.3	$22.6
Cumulative employer contributions in excess of net periodic benefit cost	433.8	468.9	(68.8)	(64.4)
Net amount recognized in the balance sheet	$427.3	$422.9	$(49.5)	$(41.8)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$1.4	$1.3	$49.5	$41.8
Accumulated benefit obligation	1.4	1.3	—	—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The US based defined benefit plans utilize a cash balance based formula for a subset of the plan participants. The weighted-average interest crediting rates used to determine the benefit obligation and net periodic benefit cost for all future years is 5.25%.

	Pension Benefits
	Periods Ended December 31,
U.K. Prestwick Plan	2020	2019
Change in projected benefit obligation:
Beginning balance	$66.7	$59.9
Service cost	0.9	0.9
Interest cost	1.2	1.6
Actuarial loss (gain)	12.2	5.5
Benefits paid	(0.8)	(0.8)
Expense paid	(0.9)	(0.9)
Plan settlements	(5.9)	(2.1)
Exchange rate changes	2.5	2.6
Projected benefit obligation at the end of the period	$75.9	$66.7
Assumptions used to determine benefit obligation:
Discount rate	1.45%	2.10%
Rate of compensation increase	3.10%	3.15%
Change in fair value of plan assets:
Beginning balance	$91.6	$79.6
Actual return (loss) on assets	15.1	11.1
Company contributions	1.7	1.7
Plan settlements	(6.9)	(2.6)
Expenses paid	(0.9)	(0.9)
Benefits paid	(0.8)	(0.8)
Exchange rate changes	3.3	3.5
Ending balance	$103.1	$91.6
Reconciliation of funded status to net amounts recognized:
Funded status	27.2	24.9
Net amounts recognized	$27.2	$24.9
Amounts recognized in the balance sheet:
Noncurrent assets	$27.2	$24.9
Noncurrent liabilities	—	—
Net amounts recognized	$27.2	$24.9
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive income (loss)	5.8	5.9
Prepaid pension cost	21.4	19.0
Net amount recognized in the balance sheet	$27.2	$24.9
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$—	$—
Accumulated benefit obligation	—	—
Fair value of assets	$—	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.K Belfast Plans	2020	2019	2020	2019
Change in projected benefit obligation:
Beginning balance	$—	$—	$—	$—
Net transfer in/(out) (including the effect of any business combination divestitures)	2,311.8	—	0.7	—
Service cost	6.3	—	—	—
Employee contributions	—	—	—	—
Interest cost	6.0	—	—	—
Actuarial losses (gains)	183.9	—	—	—
Special termination benefits	—	—	—	—
Exchange rate changes	161.6	—	0.1	—
Benefits paid	(8.2)	—	—	—
Projected benefit obligation at the end of the period	$2,661.4	$—	$0.8	$—
Assumptions used to determine benefit obligation:
Discount rate	1.45%	—%	1.45%	—%
Rate of compensation increase	2.90%	—%	N/A	—%
Medical assumptions:
Trend assumed for the year	N/A	N/A	5.50%	—%
Ultimate trend rate	N/A	N/A	5.50%	—%
Year that ultimate trend rate is reached	N/A	N/A	NA	NA
Change in fair value of plan assets:
Beginning balance	$—	$—	$—	$—
Net transfer in/(out) (including the effect of any business combination divestitures)	2,003.7	—	—	—
Actual (loss) return on assets	125.9	—	—	—
Employer contributions to plan	3.8	—	—	—
Employee contributions to plan	0.1	—	—	—
Benefits paid	(8.2)	—	—	—
Expenses paid	137.4	—	—	—
Ending balance	$2,262.7	$—	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$(398.8)	$—	$(0.8)	$—
Net amounts recognized	$(398.8)	$—	$(0.8)	$—
Amounts recognized in the balance sheet:
Noncurrent liabilities	(398.8)	—	(0.8)	—
Net amounts recognized	$(398.8)	$—	$(0.8)	$—
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive (loss) income	$(404.7)	$—	$(0.8)	$—
Cumulative employer contributions in excess of net periodic benefit cost	5.9	—	—	—
Net amount recognized in the balance sheet	$(398.8)	$—	$(0.8)	$—
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$2,661.5	$—	$—	$—
Accumulated benefit obligation	2,594.5	—	—	—
Fair value of assets	2,262.7	—	—	—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Annual Expense
The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2020, 2019, and 2018 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.S. Plans	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$0.8	$0.9	$1.1
Interest cost	24.4	36.5	34.7	1.0	1.2	1.1
Expected return on plan assets	(64.2)	(66.7)	(66.9)	—	—	—
Amortization of net (gain) loss	0.2	0.5	—	(1.7)	(2.2)	(2.3)
Amortization of prior service costs	—	—	—	(0.9)	(0.9)	(0.9)
Settlement (gain) loss recognized(1)	9.8	3.4	—	—	—	—
Curtailment loss/(gain) (2)	33.9	—	—	(0.2)	—	—
Special termination benefits(2)	31.0	5.2	—	12.0	3.9	—
Net periodic benefit (income) cost	35.1	(21.1)	(32.2)	11.0	2.9	(1.0)
Other changes recognized in OCI:
Total recognized in other OCI (income) loss	$(39.4)	$(95.9)	$52.3	$1.0	$4.9	$0.8
Total recognized in other net periodic benefit and OCI (income) loss	$(4.3)	$(117.0)	$20.1	$12.0	$7.8	$(0.2)
Assumptions used to determine net periodic benefit costs:
Discount rate	3.19%	4.21%	3.59%	2.55%	3.74%	3.03%
Expected return on plan assets	4.50%	5.00%	4.80%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	5.90%	6.24%	6.59%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2038	2038	2038

(1) Due to settlement accounting, the Company remeasured the pension assets and obligations which resulted in a $39.4 and $95.9, respectively, impact to OCI that is included in the Company's Consolidated Statements of Comprehensive Income and a charge of $9.8 and $3.4, respectively, that was recorded to Other income (expense).

(2) Special termination benefits and curtailment loss as of December 31, 2020 and December 31, 2019 is a combination of pension value plan, post-retirement medical plan, offset by a reduction in the Company's net benefit obligation. The increase is due to 2020 voluntary retirement plan.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2020, 2019, and 2018 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Prestwick Plan	2020	2019	2018
Components of net periodic benefit cost (income):
Service cost	$0.9	$0.9	$1.3
Interest cost	1.2	1.7	1.7
Expected return on plan assets	(1.7)	(2.4)	(2.8)
Settlement gain	(0.4)	(0.2)	(0.4)
Net periodic benefit cost (income)	$—	$—	$(0.2)
Other changes recognized in OCI:
Total (income) recognized in OCI	$(0.9)	$(3.2)	$(0.5)
Total recognized in net periodic benefit cost and OCI	$(0.9)	$(3.2)	$(0.7)
Assumptions used to determine net periodic benefit costs:
Discount rate	2.10%	3.00%	2.60%
Expected return on plan assets	2.00%	3.10%	3.10%
Salary increases	3.15%	3.40%	3.35%
The estimated net (gain) loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year for the U.K. plan is zero.
The components of the pension benefit plan expense for the Belfast plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2020, 2019, and 2018 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Belfast Plans	2020	2019	2018
Components of net periodic benefit cost (income):
Service cost	$6.3	$—	$—
Interest cost	5.9	—	—
Expected return on plan assets	(14.0)	—	—
Net periodic benefit cost (income)	$(1.8)	$—	$—
Other changes recognized in OCI:
Total (income) recognized in OCI	$96.6	$—	$—
Total recognized in net periodic benefit cost and OCI	$94.8	$—	$—
Assumptions used to determine net periodic benefit costs:
Discount rate	1.75%	—%	—%
Expected return on plan assets	4.20%	—%	—%
Salary increases	2.75%	—%	—%

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Assumptions
The Company sets the discount rate assumption annually for each of its retirement-related benefit plans as of the measurement date, based on a review of projected cash flow and a long-term high-quality corporate bond yield curve. The discount rate determined on each measurement date is used to calculate the benefit obligation as of that date, and is also used to calculate the net periodic benefit (income)/cost for the upcoming plan year. During 2015, the mortality assumption for the U.S. plans was updated to Mercer’s MRP-2007 generational mortality tables for non-annuitants and Mercer’s MILES-2010 generational tables for the Auto, Industrial Goods and Transportation group for annuitants both reflecting Mercer’s MMP-2007 improvement scale. In 2018, the Company incorporated the MMP-2018 improvement scale. MMP-2018 is a Mercer-developed scale that uses the same basic model as the Society of Actuaries MP-2018 scale, but with different parameters and adjustments for actual experience since 2006. In 2019, the Company incorporated the MMP-2019 improvement scale which was utilized in 2020. MMP-2019 is a Mercer-developed scale that uses the same basic model as the Society of Actuaries MP-2019 scale, but with different parameters and adjustments for actual experience since 2006. A blue collar adjustment is reflected for the hourly union participants and a white collar adjustment is reflected for all other participants. Actuarial gains and losses are amortized using the corridor method over the average working lifetimes of active participants/membership.
The pension expected return on assets assumption is derived from the long-term expected returns based on the investment allocation by class specified in the Company's investment policy. The expected return on plan assets determined on each measurement date is used to calculate the net periodic benefit (income)/cost of the upcoming plan year.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To determine the health care cost trend rates the Company considers national health trends and adjusts for its specific plan design and locations. The trend and aging assumptions were updated during 2016 to reflect more current trends. These assumptions were reviewed in 2020, and it was determined they were still reasonable and therefore were unchanged.
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
The Company’s plans have asset allocations for the U.S., as of December 31, 2020 and December 31, 2019, as follows:

	2020	2019
Asset Category — U.S.
Equity securities — U.S.	26%	25%
Equity securities — International	3%	4%
Debt securities	69%	69%
Real estate	2%	2%
Total	100%	100%

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

U.K. Prestwick Plan
The Trustee’s investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equity securities	19 - 20%
Debt securities	80%
Property	1%
The Plan has asset allocations as of December 31, 2020 and December 31, 2019, as follows:

	2020	2019
Asset Category — U.K. Prestwick
Equity securities	15%	15%
Debt securities	80%	80%
Other	5%	5%
Total	100%	100%

U.K. Belfast Plans
The Trustees' investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plans. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equity securities	32%
Fixed Income	36%
Indexed-Linked Gilts	15%
Real Return Assets	15%
Money Market	2%

The Plans have asset allocations as of December 31, 2020 and December 31, 2019, as follows:

	2020	2019
Asset Category — U.K. Belfast
Equity securities	32%	—%
Fixed Income	36%	—%
Indexed-Linked Gilts	15%	—%
Real Return Assets	13%	—%
Money Market	4%	—%
Total	100%	—%

Projected contributions and benefit payments
Required U.S. pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2021 and discretionary contributions are not expected in 2021. SERP and post-retirement medical plan contributions

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
in 2021 are expected to be $10.3. Expected contributions to the U.K. Prestwick plan for 2021 are $1.8. Expected contributions to the U.K. (Belfast) plans for 2021 are $180.2, including a one-time contribution of £100 agreed as part of the acquisition of the Short Brothers plc.
The Company monitors its defined benefit pension plan asset investments on a quarterly basis and believes that the Company is not exposed to any significant credit risk in these investments.
The total benefits expected to be paid over the next ten years from the plans' assets or the assets of the Company, by country, are as follows:

U.S.	Pension Plans	Other Post-Retirement Benefit Plans
2021	$41.3	$10.3
2022	$43.6	$9.5
2023	$45.4	$8.0
2024	$47.6	$5.7
2025	$49.5	$3.9
2026-2030	$269.5	$11.8

U.K. Prestwick	Pension Plans
2021	$0.9
2022	$0.9
2023	$0.9
2024	$0.9
2025	$1.0
2026-2030	$5.1

U.K. Belfast	Pension Plans	Other Post-Retirement Benefit Plans
2021	$61.1	$0.1
2022	$62.2	$0.1
2023	$63.2	$0.1
2024	$64.3	$0.1
2025	$65.4	$0.1
2026-2030	$344.2	$5.0

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
As of December 31, 2020 and December 31, 2019, the pension plan assets measured at fair value on a recurring basis were as follows:

		At December 31, 2020 Using
Description	December 31, 2020 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$6.4	$6.4	$—	$—
Collective Investment Trusts	102.4	—	99.0	3.4
Commingled Equity and Bond Funds	3,735	—	3,735.0	—
	$3,843.8	$6.4	$3,834.0	$3.4

		At December 31, 2019 Using
Description	December 31, 2019 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$0.7	$0.7	$—	$—
Collective Investment Trusts	91.6	—	87.6	3.4
Commingled Equity and Bond Funds	1,519.5	—	1,519.5	—
	$1,611.8	$0.7	$1,607.1	$3.4
The increase in pension plan assets was primarily driven by the Bombardier Acquisition.
The table below sets forth a summary of changes in the fair value of the Plan’s level 3 investment assets and liabilities for the years ended December 31, 2020 and December 31, 2019:

	December 31, 2020
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$3.4	$—	$(0.1)	$—	$0.1	$3.4
	$3.4	$—	$(0.1)	$—	$0.1	$3.4

	December 31, 2019
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$3.2	$—	$0.1	$—	$0.1	$3.4
	$3.2	$—	$0.1	$—	$0.1	$3.4
18.   Capital Stock

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Holdings has authorized 210,000,000 shares of stock. Of that, 200,000,000 shares are Common Stock, par value $0.01 per share, one vote per share and 10,000,000 shares are preferred stock, par value $0.01 per share.
In association with the Boeing Acquisition, Spirit executives with balances in Boeing’s Supplemental Executive Retirement Plan (“SERP”) were authorized to purchase a fixed number of units of Holdings “phantom stock” at $3.33 per unit based on the present value of their SERP balances. Any payment on account of units may be made in cash or shares of Common Stock at the sole discretion of Holdings. The balance of SERP units was 28,950, 38,754 and 47,487 as of December 31, 2020, 2019, and 2018, respectively.
Repurchases of Common Stock
There is $925.0 remaining under the Board-authorized share repurchase program. During the twelve months ended December 31, 2020, no shares were repurchased under the Board-authorized share repurchase program. Share repurchases are currently on hold due to the impacts of the B737 MAX grounding and the COVID-19 pandemic. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

During the three months ended December 31, 2020, 15,578 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the Omnibus Plan.

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
Holdings has recognized a net total of $24.2, $36.1, and $27.4 of stock compensation expense for the twelve months ended December 31, 2020, 2019, and 2018, respectively. Stock compensation expense is charged in its entirety directly to selling, general and administrative expense.
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
The Company expensed a net amount of $1.4, $1.4, and $1.3 for the restricted shares of Common Stock and RSUs for the twelve months ended December 31, 2020, 2019, and 2018, respectively. The Company’s unamortized stock compensation related to these restricted shares of Common Stock and RSUs is $0.4, which will be recognized over a weighted average remaining period of 4 months. The intrinsic value of the unvested restricted shares of Common Stock and RSUs, based on the value of the Company's stock at December 31, 2020, was $2.5, based on the value of the Company’s Common Stock and the number of unvested shares of restricted Common Stock and RSUs.
The following table summarizes grants of restricted Common Stock and RSUs to members of the Company’s Board of Directors for the twelve months ended December 31, 2020, 2019, and 2018:

	Shares	Value(1)
	Class A	Class A
	(Thousands)
Board of Directors Stock Grants
Nonvested at December 31, 2017	24	$1.2
Granted during period	17	1.4
Vested during period	(19)	(1.0)
Forfeited during period	—	—
Nonvested at December 31, 2018	22	1.6
Granted during period	17	1.5
Vested during period	(22)	(1.7)
Forfeited during period	—	—
Nonvested at December 31, 2019	17	1.4
Granted during period	65	1.3
Vested during period	(17)	(1.5)
Forfeited during period	—	—
Nonvested at December 31, 2020	65	$1.2
_______________________________________

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
(1)Value represents grant date fair value.
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
•20% of the award consisted of performance-based, (performance-condition) restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon the Company’s cumulative three-year free cash flow as a percentage of the Company’s cumulative three-year revenues meeting certain pre-established goals (the “FCF Percentage Award”). Values for these awards are based on the dividend adjusted value of Common Stock on the grant date.
For the twelve months ended December 31, 2020, 515,788 shares of Common Stock with an aggregate grant date fair value of $21.0 were granted as RS Awards under the Company's LTIP. In addition, 385,887 shares of Common Stock with an aggregate grant date fair value of $16.1 were granted as TSR Awards and FCF Percentage Awards under the Company’s LTIP.
For the twelve months ended December 31, 2019, 303,638 shares of Common Stock with an aggregate grant date fair value of $27.3 were granted as RS Awards under the Company's LTIP. In addition, 127,802 shares of Common Stock with an aggregate grant date fair value of $13.4 were granted as TSR Awards under the Company’s LTIP.
For the twelve months ended December 31, 2018, 295,482 shares of Common Stock with an aggregate grant date fair value of $25.6 were granted as RS Awards under the Company’s LTIP. In addition, 156,279 shares of Common Stock with an aggregate grant date fair value of $14.1 were granted as TSR Awards under the Company’s LTIP.
The Company expensed a net total of $22.8, $32.2, and $26.1 for share of Common Stock issued under the LTIP for the twelve month periods ended December 31, 2020, 2019, and 2018, respectively.
The Company’s unamortized stock compensation related to these unvested shares of Common Stock is $22.9, which will be recognized over a weighted average remaining period of 1.6 years. The intrinsic value of the unvested shares of Common Stock issued under the LTIP at December 31, 2020 was $34.5, based on the value of the Company’s Common Stock and the number of unvested shares.
    The following table summarizes the activity of the restricted shares under the LTIP for the twelve month periods ended December 31, 2020, 2019, and 2018:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Shares	Value(1)
	Common Stock	Common Stock
	(Thousands)
Long-Term Incentive Plan/Long-Term Incentive Award under Omnibus Plan
Nonvested at December 31, 2017	1,453	$73.4
Granted during period	451	39.7
Vested during period	(465)	(24.1)
Forfeited during period	(48)	(3.0)
Nonvested at December 31, 2018	1,391	86.0
Granted during period	431	40.6
Vested during period	(393)	(24.2)
Forfeited during period	(125)	(8.4)
Nonvested at December 31, 2019	1,304	94.0
Granted during period	940	39.6
Vested during period	(573)	(39.1)
Forfeited during period	(192)	(14.0)
Nonvested at December 31, 2020	1,479	$80.5
_______________________________________

(1)Value represents grant date fair value.

20.   Income Taxes
Income Before Income Taxes: The sources of income before income taxes are:

	2020	2019	2018
U.S.	$(1,046.7)	$552.4	$655.0
International	(39.2)	110.7	101.2
Total (before equity earnings)	$(1,085.9)	$663.1	$756.2
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Provision for Income Tax Taxes: The income Tax expense (benefit) contains the following components:

	2020	2019	2018
Current
Federal	$(301.0)	$57.8	$159.4
State	(5.5)	0.7	4.1
Foreign	(8.1)	(12.8)	11.4
Total current	$(314.6)	$45.7	$174.9
Deferred
Federal	$(16.2)	$71.8	$(27.8)
State	106.9	(11.4)	(12.8)
Foreign	3.7	26.7	5.5
Total deferred	94.4	87.1	(35.1)
Total income tax provision	$(220.2)	$132.8	$139.8

Reconciliation of Effective Income Tax Rate: The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2020		2019		2018
Tax at U.S. Federal statutory rate	$(228.1)	21.0%	$139.3	21.0%	$158.8	21.0%
State income taxes, net of Federal benefit	(28.1)	2.6	14.9	2.3	18.1	2.4
State income tax credits, net of Federal benefit	(17.4)	1.6	(22.6)	(3.4)	(22.7)	(3.0)
Foreign rate differences	(3.3)	0.3	(7.1)	(1.1)	(6.2)	(0.8)
Research and experimentation	(0.1)	—	0.7	0.1	(5.4)	(0.7)
Excess tax benefits	0.1	—	(2.5)	(0.4)	(4.0)	(0.5)
Non-deductible expenses	10.5	(1.0)	4.0	0.6	4.6	0.6
Transition tax	—	—	1.6	0.2	(5.4)	(0.7)
Re-measurement of Deferred Taxes	1.7	(0.2)	(2.0)	(0.3)	—	—
Global Intangible Low-Taxed Income (GILTI) Tax	3.9	(0.4)	7.1	1.1	1.8	0.2
Valuation Allowance	150.2	(13.8)	—	—	—	—
NOL Utilized at 35% vs 21%	(104.8)	9.7	—	—	—	—
Other	(4.8)	0.5	(0.6)	(0.1)	0.2	—
Total income tax provision	$(220.2)	20.3%	$132.8	20.0%	$139.8	18.5%

The income tax provision for the twelve months ended December 31, 2020, was ($220.2) compared to $132.8 for the prior year. The 2020 effective tax rate was 20.3% as compared to 20.0% for 2019.

In 2019, an amended tax return was filed in a foreign jurisdiction for one of the Company’s foreign subsidiaries impacting the amount of undistributed earnings included in the transition tax liability enacted by TCJA. The increase to the transition tax in 2019 is $1.6 which has been included as a component of income tax expense from continuing operations.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. As of December 31, 2020, there was $3.9 of GILTI tax expense due a U.K. NOL carryback to 2019 that will result in an increase to US GILTI tax. As of December 31, 2019 there was $7.1 of GILTI tax expense resulting from $0.6 of income tax expense related to activity in 2019 and $6.5 of income tax expense related to the finalization of the 2018 amounts related to GILTI reported in the tax return as agreed upon

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
with the IRS in the course of the Company’s participation in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program. As of December 31, 2018 there was $1.8 of GILTI tax expense.

The 2020 U.S. Net Operating Loss will be carried back to 2015 and 2016. The tax rate in the carryback years is 35% compared to the current tax rate of 21%. The impact of this rate difference is included in the current year tax provision.

The CARES Act allows net operating losses to be carried back to the previous five years, when the federal tax rate was 35%. As of December 31, 2020 the Company will report a net operating loss when it files its fiscal year 2020 tax return. Management will continue to monitor potential legislation as well as market conditions which may materially alter the anticipated value of this net operating loss. The Company had $315.3 and $74.2 of income tax receivable as of December 31, 2020 and December 31, 2019, respectively, which is reflected within other current assets on the balance sheet as well as $0.0 and $6.3 of income tax payable as of December 31, 2020 and December 31, 2019, respectively, which is reflected within other current liabilities on the balance sheet. The Company had $1.5 and $5.3 of non-current income tax payable as of December 31, 2020 and December 31, 2019, respectively, which is reflected within other liabilities on the balance sheet.

Additionally, as allowed by the CARES Act, the Company has deferred $32.9 of employer payroll taxes, of which 50% is required to be deposited by December 2021 and the remaining 50% by December 2022. The Company has estimated it will be eligible for a pre-tax employee retention credit of approximately $16. The Company will continue to evaluate its eligibility for this credit through June 2021. In addition, as of December 31, 2020, the Company has recorded a deferral of $31.5 of VAT payments with the option to pay in smaller payments through the end of March 31, 2022 interest free under the United Kingdom deferral scheme.

Oklahoma follows the CARES Act and also allows net operating losses to be carried back to the previous five years. The estimated state income tax refund is recorded as an income tax receivable along with the estimated federal income tax receivable as mentioned above.

Deferred Income Taxes: Significant tax effected temporary differences comprising the net deferred tax asset are as follows:

	2020	2019
Depreciation and amortization	$(174.3)	$(117.8)
Long-term contracts	165.7	107.5
State income tax credits	122.8	108.3
Net operating loss carryforward	98.6	0.4
Accruals and reserves	50.3	40.3
Employee compensation accruals	36.2	39.2
Pension and other employee benefit plans	(15.3)	(88.5)
Interest expense limitation	22.7	—
Post retirement benefits other than pensions	11.8	9.8
Other	8.0	8.6
Inventory	1.2	0.4
Interest swap contracts	0.3	0.2
Net deferred tax asset before valuation allowance	328.0	108.4
Valuation allowance	(340.9)	(10.2)
Net deferred tax (liability)	(12.9)	98.2

Deferred tax detail above is included in the balance sheet and supplemental information as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	2020	2019
Non-current deferred tax assets	0.1	106.5
Non-current deferred tax liabilities	(13.0)	(8.3)
Net non-current deferred tax asset (liability)	$(12.9)	$98.2
Total deferred tax asset (liability)	$(12.9)	$98.2

The following is a roll forward of the deferred tax valuation allowance at December 31, 2020, 2019, and 2018:

	2020	2019	2018
Balance at January 1	$10.2	$13.2	$15.0
Bombardier Acquisition opening balance sheet	163.6	—	—
State income tax credits	110.1	(3.2)	(2.2)
Net operating losses	20.7	—	—
Depreciation and amortization	—	0.2	0.1
Other	19.4	—	0.3
Other comprehensive income adjustment	16.9	—	—
Balance at December 31	$340.9	$10.2	$13.2
Deferred tax assets are periodically evaluated to determine their recoverability and whether or not a valuation allowance is necessary. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all available positive and negative evidence. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S., Management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. deferred tax assets at December 31, 2020. This determination was made as the Company will enter into a U.S. cumulative loss position once anticipated 2021 results are included in the threshold. Once a company anticipates a cumulative three year loss position, there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. As of December 31, 2020, the total net U.S. deferred tax asset was $149.5. The net U.S. deferred tax liability after recording valuation allowances is $0.6. Valuation allowances recorded against the consolidated net U.S. deferred tax asset in the current year were $140.7 for a total valuation allowance of $150.1 for the US.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon cumulative losses generated in the U.K. Additionally, with the recording of the Bombardier Acquisition, a $163.6 valuation allowance was recorded against U.K. deferred tax assets as part of the opening balance sheet. The Company recorded a portion of the increase in the valuation allowance to income tax expense in continuing operations $9.5 and a portion to OCI $16.9. Valuation allowances recorded against UK deferred tax assets in the current year were $26.4 for a total valuation allowance of $190.8 for the U.K.

Included in the deferred tax assets at December 31, 2020 are $105.7 in Kansas High Performance Incentive Program ("HPIP") Credit, $11.4 in Kansas Research & Development ("R&D") Credit and $0.4 in Kansas Qualified Vendor (“QV”) Credit, totaling $117.5 in gross Kansas state income tax credit carryforwards, net of federal benefit. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas. This credit can be carried forward 16 years. The Kansas R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The QV Credit is equal to 15% of the amount for approved expenditures of goods and services purchased from a qualified vendor, not to exceed $0.5 per qualified vendor per tax year. The QV Credit can be carried forward 4 years.

Certain provisions within the TCJA effectively transition the U.S. to a territorial system and eliminates deferral on U.S. taxation for certain amounts of income which is not taxed at a minimum level. At this time, the Company continues to maintain

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
that earnings of all foreign operating subsidiaries are indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation, inclusive of management actions and plans associated with the 737MAX production halt and slowdown, will be sufficient to meet future domestic cash needs and the Company's specific plans for reinvestment of those subsidiary earnings to fund working capital requirements, service existing obligations, execute M&A transactions, and invest in efforts to secure future business. As a result, no additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities.

To the extent cash in excess of the needs identified above are generated from a key international operating subsidiary and a dividend is declared, the Company has completed analysis regarding potential dividend withholding taxes and anticipate that any associated withholding taxes would be immaterial based upon current law. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable at this time.

Unrecognized Tax Benefits: The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2020	2019	2018
Beginning balance at January 1	$5.4	$7.2	$6.7
Bombardier Acquisition opening balance sheet	14.0	—	—
Gross increases related to current period tax positions	0.4	0.4	—
Gross increases related to prior period tax positions	—	—	0.5
Gross decreases related to prior period tax positions	—	(2.2)	—
Statute of limitations' expiration	(3.3)	—	—
Settlements	—	—	—
Ending balance at December 31	$16.5	$5.4	$7.2
Included in the December 31, 2020 balance was $16.5 in unrecognized tax benefits of which $15.3 would reduce the Company's effective tax rate if ultimately recognized.
The Company reports interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2020, 2019, and December 31, 2018, there was no accrued interest on the unrecognized tax benefit liability included in the balance sheets and there was no impact of interest on the Company’s unrecognized tax benefit liability during 2020, 2019 and 2018.
The Company files income tax returns in all jurisdictions in which it operates.
The Company’s federal audit is complete under the CAP program for the 2018 and 2019 tax years. The Company will continue to participate in the CAP program for the 2020 and 2021 tax years. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. The Company has an open tax audit in the Kingdom of Morocco for tax years ending prior to the Company’s ownership of the Moroccan legal entity.

21.   Equity
Employee Stock Purchase Plan
The Company maintains the Spirit AeroSystems Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on October 1, 2017 and was amended and restated on January 21, 2020. The ESPP is implemented over consecutive six-month offering periods, beginning on April 1 and October 1 of each year and ending on the last day of September and March, respectively. Shares are issued on the last trading day of each six-month offering period. Generally, any person who is employed by the Company, Spirit or by a subsidiary or affiliate of the Company that has been designated by the Compensation Committee may participate in the ESPP. As of December 31, 2020, the number of remaining ESPP shares available for future issuances was 818,197.

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
Dividends
On February 6, 2020, the Company paid a quarterly cash dividend to shareholders of record on December 16, 2019 of $0.12 per share. On February 6, 2020, the Company announced that its Board of Directors reduced its quarterly dividend to a penny per share to preserve liquidity. For the remaining three quarter in 2020, the Company paid a quarterly dividend to shareholders of $0.01 per share. The total amount of dividends paid during 2020 was $15.4. The Board regularly evaluates the Company's capital allocation strategy and dividend policy. Any future determination to continue to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which the Company may be a party. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all.

Earnings per Share Calculation
Basic net income per share is computed using the weighted-average number of outstanding shares of Common Stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of Common Stock and, when dilutive, potential outstanding shares of Common Stock during the measurement period.
The following table sets forth the computation of basic and diluted earnings per share:

	For the Twelve Months Ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
(Loss) income available to common shareholders	$(870.3)	103.9	$(8.38)	$529.7	103.6	$5.11	$616.5	108.0	$5.71
Income allocated to participating securities	—	—		0.4	0.1		0.5	0.1
Net (loss) income	$(870.3)			$530.1			$617.0
Diluted potential common shares					1.0			1.0
Diluted EPS
Net (loss) income	$(870.3)	103.9	$(8.38)	$530.1	104.7	$5.06	$617.0	109.1	$5.65
Included in the outstanding common shares were 1.5 million, 1.4 million and 1.4 million of issued but unvested shares at December 31, 2020, 2019 and 2018, respectively, which are excluded from the basic EPS calculation.
Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss, net of tax, is summarized by component as follows:

	December 31, 2020	December 31, 2019
Interest swaps	$(0.9)	$(0.6)
Pension(1)	(112.0)	(53.1)
SERP/ Retiree medical	14.5	17.1
Foreign currency impact on long term intercompany loan	(11.8)	(13.1)
Currency translation adjustment	(43.9)	(59.5)
Total accumulated other comprehensive loss	$(154.1)	$(109.2)

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

(1) The pension impact to Accumulated Other Comprehensive Income is primarily due to the Bombardier Acquisition.

Amortization or settlement cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the consolidated statements of operations was ($9.5), ($3.7) and $0.3 for the twelve months ended December 31, 2020, 2019 and 2018, respectively.
Non-controlling Interest
Non-controlling interest at December 31, 2020 remained unchanged from the prior year at $0.5.
Repurchases of Common Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of December 31, 2020, no treasury shares have been reissued or retired.
During the twelve month ended December 31, 2019, the Company repurchased 0.8 million shares of its Common Stock for $75.8. During the twelve month ended December 31, 2020 the Company purchased zero shares of its Common Stock under this share repurchase program. As a result, the total authorization amount remaining under the current share repurchase program is approximately $925.0. Share repurchases are currently on hold due to the impacts of the B737 MAX grounding and the COVID-19 pandemic. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

During the 3 months ended December 31, 2020, 15,578 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the Omnibus Plan.
Rights Plan

On April 22, 2020, the Company’s Board of Directors declared a dividend of one right (a “Right”) for each outstanding share of Common Stock held of record at the close of business on May 1, 2020 (the “Record Time”), and adopted a stockholder rights plan, as set forth in the Stockholder Protection Rights Agreement, dated as of April 22, 2020 (the “Rights Agreement”), between the Company and Computershare Inc., as Rights Agent. Generally, the Rights may cause substantial dilution to a person or group that acquires 10% (or 20% in the case of a passive institutional investor) or more of the Common Stock unless the Rights are first redeemed or the Rights Agreement is terminated by the Board. While the Rights will not prevent a takeover of the Company, they may discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. Nevertheless, the Rights will not interfere with a Board-approved transaction that is in the best interests of the Company and its stockholders because the Rights can be redeemed, or the Rights Agreement terminated, on or prior to the consummation of such a transaction. Prior to exercise, the Rights do not confer voting or dividend rights. The Rights Agreement will expire on April 22, 2021 per its terms.

22.   Commitments, Contingencies and Guarantees
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

The facts underlying the Consolidated Class Action and Derivative Actions relate to the accounting process compliance independent review (the “Accounting Review”) discussed in the Company’s January 30, 2020 press release and described under Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Review of the Annual Report on Form 10-K for the year ended December 31, 2019, and its resulting conclusions. The Company voluntarily reported to the SEC the determination that, with respect to the third quarter of 2019, the Company did not comply with its established accounting processes related to potential third quarter contingent liabilities received after the quarter-end. On March 24, 2020, the Staff of the SEC Enforcement Division informed the Company that it had determined to close its inquiry without recommending any enforcement action against the Company. In addition, the facts underlying the Consolidated Class Action and Derivative Actions relate to the Company’s disclosures regarding the B737 MAX grounding and Spirit’s production rate (and related matters) after the grounding. On September 18, 2020, the Company and individual defendants filed a motion to dismiss the Consolidated Class Action. That motion is pending. The Derivative Actions have been stayed pending a decision on the Consolidated Class Action. The Company and the individual defendants deny the allegations in the Consolidated Class Action and the Derivative Action.

The Company is also involved in a lawsuit filed by a former executive officer for benefits withheld in connection with a disputed violation of restrictive covenants within his retirement agreement. While the Company believes it is not probable that the former executive will succeed in the lawsuit, based upon the executive’s selection of cash as the sole remedy in the third quarter of 2020, the lawsuit could result in a loss up to $40 including pre-trial interest and any other relief, including an estimated offset by retaining previously vested shares. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

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

In addition to the items addressed above, from time to time, the Company is subject to, and is presently involved in, litigation, legal proceedings, or other claims arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, the Company believes that, on a basis of information presently available, none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity.

Customer and Vendor Claims

From time to time the Company receives, or is subject to, customer and vendor claims arising in the ordinary course of business, including, but not limited to, those related to product quality and late delivery. The Company accrues for matters when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, the Company takes into consideration multiple factors including without limitation the Company's historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of an unfavorable outcome, and the severity of any potential loss. Any accruals deemed necessary are reevaluated at least quarterly and updated as matters progress over time.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Commitments
The Company's future aggregate capital commitments totaled $103.8 and $119.9 at December 31, 2020 and December 31, 2019, respectively.
Guarantees
Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $19.6 and $21.5 at December 31, 2020 and December 31, 2019, respectively.
Restricted Cash - Collateral Requirements
The Company was required to maintain $19.5 and $16.4 of restricted cash as of December 31, 2020 and December 31, 2018, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in "Other assets" in the Company's Consolidated Balance Sheet.
Indemnification
The Company has entered into customary indemnification agreements with its non-employee directors, and its bylaws and certain executive employment agreements include indemnification and advancement provisions. Pursuant to the terms of the bylaws and, with respect to Jose Garcia, his employment agreement, the Company is providing Messrs. Garcia and Gilson and all other individual defendants with defense costs and provisional indemnity with respect to the Consolidated Class Action and Derivative Actions, as appropriate. Under the bylaws and any applicable agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

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
Service and Product Warranties and Extraordinary Rework
Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are evaluated on a quarterly basis. These costs are accrued and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, the Company considers other factors including the experience of other entities in the same business and management judgment, among others. Service warranty and extraordinary work is reported in current liabilities and other liabilities on the balance sheet.

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $8.1 as of December 31, 2020 and December 31, 2019, respectively. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $12.1 as of December 31, 2020 and December 31, 2019, respectively.
The following is a roll forward of the service warranty and extraordinary rework balance at December 31, 2020, 2019 and 2018:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	2020	2019	2018
Balance, January 1	$64.7	$104.8	$166.4
Charges to costs and expenses	3.3	(13.9)	3.2
Payouts	(1.9)	(1.7)	(1.2)
Impact of 2018 MOA(1)	—	—	(63.8)
Impact of TGI Settlement(2)	—	(25.0)	—
Bombardier Acquisition(3)	10.3	—	—
Exchange rate	0.5	0.5	0.2
Balance, December 31	$76.9	$64.7	$104.8
_______________________________________

(1)As part of the 2018 MOA, $63.8 of warranty provision was released, settled against previously held Accounts Receivable, net with no impact to earnings.
(2)Due to a settlement on outstanding warranty issues in the first quarter of 2019, $25.0 of warranty provision was reclassified to accounts payable and was paid in the second quarter of 2019.
(3)Warranty liabilities acquired in the Bombardier acquisition.
Bonds
Since its incorporation, Spirit has periodically utilized City of Wichita issued Industrial Revenue Bonds (“IRBs”) to finance self-constructed and purchased real property at its Wichita site. Tax benefits associated with IRBs include provisions for a ten-year complete property tax abatement and a Kansas Department of Revenue sales tax exemption on all IRB funded purchases. Spirit purchased these IRBs so they are bondholders and debtor / lessee for the property purchased with the IRB proceeds.
Spirit recorded the property net of a finance lease obligation to repay the IRB proceeds on its balance sheet. Gross assets and liabilities associated with these IRBs were $380.2 and $376.2 as of December 31, 2020 and December 31, 2019, respectively.

23.   Other (Expense) Income, Net
Other (expense) income, net is summarized as follows:

	For the Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Kansas Development Finance Authority bond	$3.0	$3.7	$3.8
Rental and miscellaneous income	0.2	0.2	0.2
Pension (loss) income	(36.8)	19.5	34.3
Interest income	10.0	12.9	8.0
Loss on foreign currency forward contract and interest rate swaps	(10.5)	(19.0)	(35.3)
Loss on sale of accounts receivable	(8.9)	(24.7)	(16.5)
ASC 326 credit loss reserve	(4.7)	—	—
Foreign currency losses	(27.0)	(12.3)	(1.9)
Litigation settlement	—	13.5	—
Other	(3.1)	0.4	0.4
Total Other (Expense) Income, net	$(77.8)	$(5.8)	$(7.0)
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Pension expense for the twelve months ended December 31, 2020 and December 31, 2019 included $86.5 and $12.5 of expenses related to the voluntary retirement program, respectively.

24.   Significant Concentrations of Risk
Economic Dependence
The Company’s largest customer (Boeing) accounted for approximately 60%, 79%, and 79% of the revenues for the periods ended December 31, 2020, 2019, and 2018, respectively. Approximately 16%, 40%, and 36% of the Company's accounts receivable balance at December 31, 2020, 2019, and 2018, respectively, was attributable to Boeing.
The Company’s second largest customer (Airbus) accounted for approximately 23%, 16%, and 16% of the revenues for the periods ended December 31, 2020, 2019, and 2018, respectively. Approximately 37%, 41%, and 48% of the Company's accounts receivable balance at December 31, 2020, 2019, and 2018, respectively, was attributable to Airbus.
Employees
As of December 31, 2020, the Company had approximately 14,500 employees: 9,700 located in the Company's five U.S. facilities, 3,800 located at the U.K. facilities, 700 located in the Malaysia facility, 200 in Morocco, and 100 located in the France facility.
Approximately 83% of the Company’s U.S. employees are represented by five unions. Approximately 1% of the Company's US employees are represented by an International Brotherhood of Electrical Workers (IBEW) collective bargaining agreement that will expire in September 2023 and approximately 52% of US employees are represented by the International Association of Machinists and Aerospace Workers (IAM) collective bargaining agreement. On January 18, 2020 the Wichita IAM collective bargaining agreement was extended to June 2023.
Approximately 57% of the Company's Prestwick employees are represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union. These agreements fundamentally cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. The current pay agreements expire December 31, 2022.

In France, the Company's employees are represented by CFTC (“Confédération Française des Travailleurs Chrétiens or French Confederation of Christian Workers”) and FO (“Force Ouvrière or Labor Force”). The Company negotiates yearly on compensation and once every four years on issues related to gender equality and work-life balance. The next election to determine union representation will occur in July 2023.

In U.K. (Belfast), approximately 84% of the employees are part of the collective group represented by the Trade Unions in Belfast with approximately 73% being members of a Trade Union. Unite the Union is the largest representing approximately 93% of the group, with GMB making up the balance. The last wage agreement covered the period from January 2016 to January 2019. No negotiations were held in 2020 due to the impact of COVID-19 and the Company's pending acquisition of Shorts Brothers plc. It is anticipated that negotiations will occur in the first half of 2021.

In Morocco, approximately 43% of the Company's employees are represented by UMT (“Union Marocain du Travail”). The Company negotiated a three year agreement which will expire in December 2022.

None of the Company's Malaysia employees are currently represented by a union.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
25.   Supplemental Balance Sheet Information
Accrued expenses and other liabilities consist of the following:

	December 31, 2020	December 31, 2019
Accrued expenses
Accrued wages and bonuses	$41.1	$35.2
Accrued fringe benefits	103.0	125.5
Accrued interest	29.1	3.5
Workers' compensation	7.7	8.7
Property and sales tax	47.2	24.1
Warranty/extraordinary rework reserve — current	2.1	0.5
Other(1)	135.4	42.7
Total	$365.6	$240.2
Other liabilities
Repayable investment agreement(2)	$307.2	$—
Warranty/extraordinary rework reserve - non-current	74.8	64.3
Other(3)	55.0	31.5
Total	$437.0	$95.8

(1) Includes $53.9 of general and production material accruals, $23.7 of accrued payroll taxes, $31.7 of 777 and 787 program liabilities, and $12.5 of accrued severance and deferred compensation.

(2) As a result of the acquisition of the acquired Bombardier Business, Spirit assumed financial obligations related to a repayable investment agreement with the Department for Business, Energy and Industrial Strategy of the Government of the United Kingdom. The balance above is the long term portion. Current portion of $17.3 as of December 31, 2020 is within Other Liabilities – Short Term on the Balance Sheet. See note 29, Acquisitions

(3) Includes $8.2 of deferred grant in Morocco, $9.6 NC R&D Tax Credit Offset, $9.1 of estimated workers compensation liability, $5.9 of deferred compensation, $16.3 of accrued employer payroll taxes due in 2022 (CARES act).

26.   Segment and Geographical Information
The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Revenue from Boeing represents a substantial portion of the Company's revenues in all segments. Wing Systems also includes significant revenues from Airbus. Approximately 83% of the Company's net revenues for the twelve months ended December 31, 2020 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales from ventilator production, miscellaneous other services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The Company’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer).  The Fuselage Systems segment manufactures products at the Company's facilities in Wichita, Kansas; Tulsa and McAlester, Oklahoma; San Antonio, Texas; Kinston, North Carolina; Biddeford, Maine; Casablanca, Morocco; and Subang, Malaysia.  The Fuselage Systems segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.
The Company’s Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services.  The Propulsion Systems segment manufactures products at the Company's facility in Wichita, Kansas; Dallas, Texas; Biddeford, Maine; Belfast, Northern Ireland; and San Antonio, Texas.
The Company’s Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) as well as other miscellaneous structural parts primarily to aircraft OEMs. These activities take place at the Company’s facilities in Tulsa and McAlester, Oklahoma; San Antonio, Texas; Kinston, North Carolina; Prestwick, Scotland; Belfast, Northern Ireland; Casablanca, Morocco; and Subang, Malaysia.
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
The following table shows segment revenues and operating income for the twelve months ended December 31, 2020, 2019 and 2018:

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019	Twelve Months Ended December 31, 2018
Segment Revenues
Fuselage Systems	$1,725.9	$4,206.2	$4,000.8
Propulsion Systems	784.5	2,057.8	1,702.5
Wing Systems	798.6	1,588.3	1,513.0
All Other	95.8	10.8	5.7
	$3,404.8	$7,863.1	$7,222.0
Segment Operating (loss) income (1)
Fuselage Systems(2)	$(454.5)	$440.8	$576.1
Propulsion Systems(3)	(36.8)	404.6	283.5
Wing Systems(4)	(68.1)	216.0	226.4
All Other	34.7	3.4	0.3
	(524.7)	1,064.8	1,086.3
Corporate SG&A	(237.4)	(261.4)	(210.4)
Unallocated impact of severe weather event	—	—	10.0
Research and development	(38.8)	(54.5)	(42.5)
Unallocated cost of sales(5)	(11.9)	11.9	(0.2)
Total operating (loss) income	$(812.8)	$760.8	$843.2

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
_______________________________________
(1)Inclusive of forward losses, changes in estimate on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2020, 2019, and 2018 are further detailed in Note 5, Changes in Estimates.
(2)The year ended December 31, 2020 includes excess capacity production costs of $175.0 related to the temporary B737 MAX production schedule changes, temporary workforce costs of $19.0 as a result of COVID-19 production pause net of U.S. employee retention credit, $41.3 of restructuring costs and $22.5 from loss on the disposition of assets.
(3)The year ended December 31, 2020 includes excess capacity production costs of $61.1 related to the temporary B737 MAX production schedule changes, temporary workforce costs of $7.2 as a result of COVID-19 production pause net of U.S employee retention credit and $15.2 of restructuring costs.
(4)The year ended December 31, 2020 includes excess capacity production costs of $42.9 related to the temporary B737 MAX and A320 production schedule changes, temporary workforce costs of $7.5 as a result of COVID-19, net of U.S employee retention credit and U.K government subsidies, $16.5 of restructuring costs and $0.4 from loss on the disposition of assets.
(5)Includes $(3.3), $13.9 and $(1.1) related to warranty reserves for the periods ended December 31, 2020, 2019 and 2018, respectively. Included in unallocated for December 31, 2020 is write off of excess material of ($8.1).
Most of the Company’s revenue is obtained from sales inside the U.S. However, the Company does generate international sales, primarily from sales to Airbus. The following chart illustrates the split between domestic and foreign revenues:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$2,637.6	77%	$6,566.3	84%	$5,967.1	83%
International
United Kingdom	433.5	13%	771.9	10%	763.3	10%
Other	333.7	10%	524.9	6%	491.6	7%
Total International	767.2	23%	1,296.8	16%	1,254.9	17%
Total Revenues	$3,404.8	100%	$7,863.1	100%	$7,222.0	100%
_______________________________________

(1)Net Revenues are attributable to countries based on destination where goods are delivered.
Most of the Company’s property, plant and equipment are located within the U.S. Approximately 19% of the Company's property, plant and equipment based on book value are located in the U.K. with approximately another 4% of the Company's total property, plant and equipment located in countries outside the U.S. and the U.K. The following chart illustrates the split between domestic and foreign assets:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
Asset Location	Total PPE	Percent of PPE	Total PPE	Percent of Total PPE	Total PPE	Percent of Total PPE
United States	$1,931.0	77%	$2,079.4	92%	$2,003.9	92%
International
United Kingdom	466.2	19%	112.4	5%	82.1	4%
Other	106.6	4%	79.9	3%	81.6	4%
Total International	572.8	23%	192.3	8%	163.7	8%
Total Property, Plant & Equipment	$2,503.8	100%	$2,271.7	100%	$2,167.6	100%

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

27.  Restructuring Costs

In twelve months ended December 31, 2020, the Company's customers, including Boeing and Airbus, have significantly reduced their overall production rates as a result of the COVID-19 pandemic and, in the case of Boeing, the B737 MAX grounding. As a result, the Company took actions to align costs to the updated production levels (restructuring activity). The Company’s planned restructuring activities are documented in a restructuring plan that is approved and controlled by management. The planned activities to align costs to expected production levels have materially affected the scope of operations and manner in which business is conducted by the Company.
Restructuring costs under the plan, which are presented separately as a component of operating loss on the consolidated statement of operations, are related to involuntary workforce reductions and the VRP. The total restructuring costs of $73.0 for the twelve months ended December 31, 2020 includes $51.4 related to involuntary workforce reductions and $21.6 related to the VRP.
The total restructuring costs related to involuntary workforce reductions of $51.4 for the twelve months ended December 31, 2020 includes $31.5 from the first quarter of 2020 for approximately 3,200 employees, $4.9 from the second quarter of 2020 for approximately 1,450 additional employees in response to COVID-19 impacts, $11.1 from the third quarter of 2020 for approximately 1,950 additional employees, and $3.9 in the fourth quarter for 950 additional employees. The $51.4 total represents the full cost of the involuntary workforce restructuring activities included in the plan through December 31, 2020. Of the $51.4 total for the twelve months ended December 31, 2020, $46.4 was paid during the twelve months ended December 31, 2020 and the remaining $5.0 is recorded in the accrued expenses line item on the balance sheet as of December 31, 2020.
The total restructuring costs related to the VRP of $21.6 for the twelve months ended December 31, 2020 represents the total costs expected to be incurred for the voluntary retirement packages that includes $11.1 for the first quarter 2020 for 207 employees, $1.4 for the second quarter 2020 for 27 employees, $8.4 for the third quarter 2020 for 165 employees, and $0.7 in the fourth quarter for an additional 30 employees. The cost related to packages under the VRP are generally accrued and charged to earnings when the employee accepts the offer. Of the $21.6 total for the twelve months ended December 31, 2020, $21.4 was paid during the period and the remaining $0.2 is recorded in the accrued expenses line item on the consolidated balance sheet as of December 31, 2020.
The costs of the restructuring plan are included in segment operating margins. The total amount for the twelve months ended December 31, 2020 for each segment was $41.3 for the Fuselage Systems segment, $15.2 for the Propulsion Systems segment, and $16.5 for the Wing Systems segment.
28.   Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31, 2020(1)	October 1, 2020(2)	July 2, 2020(3)	April 2, 2020(4)
Net revenues	$876.6	$806.3	$644.6	$1,077.3
Gross (loss) profit	$(27.9)	$(97.1)	$(280.5)	$(35.2)
Operating (loss) income	$(101.4)	$(176.9)	$(367.0)	$(167.5)
Net (loss) income	$(295.9)	$(155.5)	$(255.9)	$(163.0)
(Loss) earnings per share, basic	$(2.85)	$(1.50)	$(2.46)	$(1.57)
(Loss) earnings per share, diluted	$(2.85)	$(1.50)	$(2.46)	$(1.57)
Dividends declared per common share	$0.01	$0.01	$0.01	$0.01

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Quarter Ended
	December 31, 2019(5)	September 26, 2019(6)	June 27, 2019(7)	March 28, 2019(8)
Net revenues	$1,959.3	$1,919.9	$2,016.1	$1,967.8
Gross profit	$202.0	$272.3	$292.9	$309.5
Operating income	$95.7	$206.1	$226.0	$233.0
Net income	$67.7	$131.3	$168.0	$163.1
Earnings per share, basic	$0.65	$1.27	$1.62	$1.57
Earnings per share, diluted	$0.65	$1.26	$1.61	$1.55
Dividends declared per common share	$0.12	$0.12	$0.12	$0.12
______________________________________

(1)    Fourth quarter 2020 earnings include the impact of net unfavorable changes in estimate of $400.7, restructuring costs of $4.6, deferred tax allowance of $150.2, and excess capacity costs and temporary workforce costs net of government subsidies of $50.1 and ($0.1), respectively.
(2)     Third quarter 2020 earnings include the impact of net unfavorable changes in estimate of $123.8, restructuring costs of $19.5, and excess capacity costs and temporary workforce costs net of government subsidies of $72.6 and $(10.9), respectively.
(3)    Second quarter 2020 earnings include the impact of net unfavorable changes in estimate of $231.8, restructuring costs of $6.3, loss on disposal of assets of $22.9, and excess capacity costs and temporary workforce costs net of government subsidies of $82.8 and $19.3, respectively.
(4)    First quarter 2020 earnings include the impact of net unfavorable changes in estimate of $27.9, restructuring costs of $42.6, and excess capacity costs and temporary workforce costs net of government subsidies of $73.4 and $25.4, respectively.
(5)     Fourth quarter 2019 earnings include the impact of net unfavorable changes in estimate of $55.2.
(6)    Third quarter 2019 earnings include the impact of net unfavorable changes in estimate of $41.8.
(7)    Second quarter 2019 earnings include the impact of net unfavorable changes in estimate of $10.9.
(8)    First quarter 2019 earnings include the impact of net favorable changes in estimate of $0.5.

29.  Acquisitions

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

Acquisition-related expenses were $20.0 for the twelve months ended December 31, 2020 and $12.7 for the twelve months ended December 31, 2019, and are included in selling, general and administrative costs on the condensed and consolidated statement of operations.

FMI

On January 10, 2020, Spirit completed the acquisition of 100% of the outstanding equity of FMI using cash on hand. The acquisition-date fair value of consideration transferred was $121.4, which included cash payment to the seller, payment of closing indebtedness, and payment of selling expenses.

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

Acquisition-related expenses were $0.5 for the twelve months ended December 31, 2020, and are included in selling, general and administrative costs on the condensed and consolidated statement of operations.

The purchase price has been allocated among assets acquired and liabilities assumed at fair value, with the excess purchase price recorded as goodwill. The Company has recorded purchase accounting entries, which the Company concluded were final as of the quarter ended October 1, 2020:

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

The developed technology intangible asset is deemed to be the primary revenue-generating identifiable intangible asset acquired in the Transaction. The multi-period excess earnings method was used as the approach for estimating the fair value of the developed technology intangible asset which utilizes significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. The analysis included assumptions for projections of revenues and expenses, contributory asset charges, discount rates, and a tax impacts.

The goodwill amount of $76.0 recognized is attributable primarily to expected revenue synergies generated by the integration of the Company's products and technologies with those of FMI and intangible assets that do not qualify for separate recognition, such as the assembled workforce of FMI. None of the goodwill is expected to be deductible for income tax purposes. The goodwill is allocated $42.9 to the Fuselage Systems segment and $33.1 to the Propulsion Systems segment. This allocation was based upon the fair value of the projected earnings as of the acquisition date. The recognized goodwill was adjusted from $76.2 to $76.0 resulting from settlement of net working capital in second quarter of 2020. See Note 12, Other Assets, Goodwill, and Intangible Assets for more information on goodwill.

The Company’s consolidated income statement from the acquisition date to the period ending December 31, 2020 includes revenue and earnings of FMI of $58.8 and $7.7, respectively. The following summary, prepared on a pro forma basis, presents the unaudited consolidated results of operations for the twelve months ended December 31, 2020 and December 31, 2019 as if the acquisition of FMI had been completed as of the beginning of fiscal 2019, after including any post-acquisition adjustments directly attributable to the acquisition, and after including the impact of adjustments such as amortization of intangible assets, and interest expense on related borrowings and, in each case, the related income tax effects. These amounts have been calculated after substantively applying the Company’s accounting policies. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the Company's results of operations had the Company owned FMI for the entire periods presented, nor does it purport to represent results for any future periods.

	For the Twelve Months Ended
	December 31, 2020	December 31, 2019
Revenue - as reported	$3,404.8	$7,863.1
Revenue - pro forma	3,405.6	7,913.8
Net (loss) income - as reported	$(870.3)	$530.1
Net (loss) income - pro forma	(870.2)	534.9
Earnings Per Share - Diluted - as reported	$(8.38)	$5.06
Earnings Per Share - Diluted - pro forma	(8.38)	5.11

Bombardier Acquisition

On October 30, 2020, Spirit and Spirit AeroSystems Global Holdings Limited (“Spirit UK”), wholly owned subsidiaries of the Company, completed their previously announced acquisition of the outstanding equity of Short Brothers plc (“Shorts”) and Bombardier Aerospace North Africa SAS ("BANA"), and substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Business”), along with the assumption of certain liabilities of Shorts and BANA (the “Bombardier Acquisition”).

The Bombardier Acquired Businesses are global leaders in aerostructures and fabrication, delivering composite and metallic wing components, nacelles, fuselages and tail assemblies, along with high-value mechanical assemblies made out of aluminum, titanium and steel. The backlog of work includes long-term contracts on the Airbus aircraft family, along with Bombardier business and regional jets. The acquisition is in line with the Company’s growth strategy of increasing Airbus content, developing low-cost country footprint, and growing the Company’s aftermarket business. The Bombardier Acquired Businesses are included within the Fuselage Systems, Propulsion Systems, and Wing Systems reporting segments. Refer to Note 26 Segment and Geographical Information for additional information about the Company’s segments.

The Company, acting through certain of its subsidiaries, also assumed net pension liabilities of approximately $316. As a result of the acquisition of the acquired Bombardier Business, Spirit assumed financial obligations related to a repayable

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
investment agreement with the Department for Business, Energy and Industrial Strategy of the Government of the United Kingdom. As a result of its obligation to make future payments under this agreement, the Company recorded the assumed obligation from this transaction as a liability on its Consolidated Balance Sheet that will be accounted for using the interest method over the estimated life of the agreement. As a result, the Company imputes interest on the transaction and recorded imputed interest expense at the estimated interest rate. The Company's estimate of the interest rate under the agreement is based on the amount of payments expected to be made over the remaining life of the agreement. The Company utilizes future sales projections and growth rates to further develop this estimate. The projected amount of payments expected to be made involves the use of significant estimates and assumptions with respect to the number of units expected to be sold. The Company periodically assesses the expected payments to be made using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will adjust the amortization of the liability prospectively. The Company determined the fair value of the liability at the acquisition date to be $304 which is included within the liabilities assumed, with a current effective annual imputed interest rate of 6.78%. Cash payments made related to the principal component of the liability will be classified as a financing outflow on the consolidated statement of cash flows, while payments made related to the interest component will be presented within operating cash flows.

The $275 cash consideration, along with these assumed liabilities, results in a total enterprise value of $895. The Company agreed to procure payment of a special contribution of £100 to the Shorts pension scheme on October 30, 2021. In addition, included within the liabilities assumed is approximately $281.6 in forward loss contracts. Refer to Note 5 Changes in Estimates for additional information on the Company’s forward loss provisions.

Acquisition-related expenses were $11.0 and $19.6 for the twelve months ended December 31, 2020 and December 31, 2019, respectively, and are included in selling, general and administrative costs on the condensed and consolidated statement of operations..

The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. In some cases, the Company used discounted cash flow analyses, which were based on the Company's best estimate of future sales, earnings and cash flows after considering such factors as general market conditions, customer budgets, existing firm and future orders, changes in working capital, long term business plans and recent operating performance. Use of different estimates and judgments could yield materially different results.

The Company also identified contractual obligations with customers on certain contracts with economic returns that are lower than could be realized in market transactions as of the acquisition date. The Company measured these liabilities under the measurement provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Significant assumptions were used to determine the fair value of the loss contract reserves using the discounted cash flow model including discount rates, forecasted quantities of products to be sold under the long-term contracts and market prices for respective products. These were forward looking assumptions that could be affected by future economic and market conditions. Based on the estimated net cash outflows of the programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, the Company recorded assumed liabilities of approximately $281.6 in connection with the Bombardier Acquisition. These liabilities are shown within the Forward loss provision on the Consolidated Balance Sheet for the period ended December 31, 2020. These liabilities will be liquidated in accordance with the underlying pattern of obligations, as reflected by the expenses incurred on the contracts, as a reduction to cost of sales. Total consumption of the contractual obligation in 2020 was $7.2. Total consumption of the contractual obligation for the next five year, based upon the assumptions referenced above is expected to be as follows: $12.0 in 2021, $43.1 in 2022, $70.1 in 2023, $83.7 in 2024, and $65.5 in 2025.

The company expects to substantially finalize its purchase price allocation by October 30, 2021 after the Company further analyzed and assessed a number of the factors used in establishing the fair values of assets acquired and liabilities assumed as of the Bombardier Acquisition date including, but not limited to, contractual and operational factors underlying the customer-related intangible assets and property, plant and equipment; details surrounding tax matters; and assumptions underlying certain existing or potential reserves, such as those for product warranties and environmental matters. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation table below.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The preliminary purchase price allocation of the assets acquired and the liabilities assumed at the acquisition date is as follows:

At October 30, 2020
Cash and cash equivalents	$4.4
Accounts receivable, net	94.1
Inventory	252.0
Other current assets	11.1
Intangible assets, net	188.1
Other non-current assets	11.7
Property and equipment, net	373.6
Right of use asset	27.7
Goodwill	486.8
Total assets acquired	$1,449.5

Accounts payable	90.4
Accrued payroll and employee benefits	113.8
Forward loss provision, short-term	19.2
Other current liabilities	31.5
Forward loss provision, long-term	262.4
Other non-current liabilities	313.4
Operating lease liabilities, long-term	27.5
Retirement benefits	316.3
Total liabilities assumed	1,174.5
Net assets acquired	$275.0
The preliminary amounts allocated to the intangible assets identified are as consist of the follows:

	Amount	Amortization Period
		(in years)
Developed Technology	$64.0	15.0
Customer Relationships	$124.1	18.0
Total intangible assets	$188.1

The customer relationships intangible asset consists of estimated future revenues. The customer relationships intangible asset was valued using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to the customer relationships. The analysis included assumptions for projections of revenues and expenses, contributory asset charges, discount rates, and a tax amortization benefit. The developed technology intangible asset was valued using the relief from royalty method (income approach) in which the value is derived by estimation of the after-tax royalty savings attributable to owning the assets. Assumptions in this analysis included projections of revenues, royalty rates representing costs avoided due to ownership of the assets, discount rates, and a tax amortization benefit.

The goodwill recognized is attributable primarily to expected synergies and intangible assets that do not qualify for separate recognition, such as the acquired assembled workforce. We expect $24.4 of the goodwill to be deductible for income tax purposes. As of December 31, 2020, given the preliminary nature of the Bombardier Acquisition purchase price allocation, and time constraints the Company has not yet allocated goodwill to the relevant reporting units and or reportable segments.

The results of operations of the Bombardier Acquired Businesses have been included in the Company’s consolidated statements of operations as of the acquisition date. The following table provides the results of operations for the Bombardier Acquired Businesses included in the Company’s consolidated statements of operations for the year ended December 31, 2020.

Net revenue	93.4
Net income attributable to the Bombardier Acquired Businesses	(26.5)

The following summary, prepared on a pro forma basis, presents the unaudited consolidated results of operations for the twelve months ended December 31, 2020, and December 31, 2019 as if the Bombardier Acquisition had been completed as of January 1, 2019. The pro forma results include the impact of any post-acquisition adjustments directly attributable to the

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
acquisition and the impact of adjustments such as the recognition of additional depreciation and amortization expense, and the related income tax effects. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of what the results of operations would have been had the Bombardier Acquisition occurred during the periods presented, nor does it purport to represent results for any future periods.

	For the Twelve Months Ended
	December 31, 2020	December 31, 2019
Revenue - as reported	$3,404.8	$7,863.1
Revenue - pro forma	3,983.6	8,804.2
Net (loss) income - as reported	$(870.3)	$530.1
Net (loss) income - pro forma	(883.2)	596.3
Earnings Per Share - Diluted - as reported	$(8.38)	$5.06
Earnings Per Share - Diluted - pro forma	(8.50)	5.70

30.   Condensed Consolidating Financial Information
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2020

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$2,859.7	$281.7	$689.0	$(425.6)	$3,404.8
Operating costs and expenses
Cost of sales	—	3,339.4	267.9	663.8	(425.6)	3,845.5
Selling, general and administrative	13.9	200.9	2.7	19.9	—	237.4
Restructuring costs	—	61.2	1.3	10.5	—	73.0
Research and development	—	32.0	0.3	6.5	—	38.8
Loss on disposal of assets	—	19.2	3.7	—	—	22.9
Total operating costs and expenses	13.9	3,652.7	275.9	700.7	(425.6)	4,217.6
Operating (loss) income	(13.9)	(793.0)	5.8	(11.7)	—	(812.8)
Interest expense and financing fee amortization	—	(191.5)	(0.1)	(5.8)	2.1	(195.3)
Other (expense) income, net	—	(55.5)	(0.2)	(20.0)	(2.1)	(77.8)
Income (loss) before income taxes and equity in net income of affiliates and subsidiaries	(13.9)	(1,040.0)	5.5	(37.5)	—	(1,085.9)
Income tax benefit (provision)	2.9	214.2	(1.4)	4.5	—	220.2
Income (loss) before equity in net income of affiliates and subsidiaries	(11.0)	(825.8)	4.1	(33.0)	—	(865.7)
Equity in net (loss) income of affiliates	—	—	—	(4.6)	—	(4.6)
Equity in net (loss) income of subsidiaries	(859.3)	(33.5)	—	—	892.8	—
Net (loss) income	(870.3)	(859.3)	4.1	(37.6)	892.8	(870.3)
Other comprehensive (loss) income	(44.9)	(44.9)	—	(72.2)	117.1	(44.9)
Comprehensive (loss) income	$(915.2)	$(904.2)	$4.1	$(109.8)	$1,009.9	$(915.2)

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2019

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$7,116.7	$455.0	$965.5	$(674.1)	$7,863.1
Operating costs and expenses
Cost of sales	—	6,197.0	439.8	823.7	(674.1)	6,786.4
Selling, general and administrative	18.1	223.3	3.2	16.8	—	261.4
Research and development	—	47.0	1.1	6.4	—	54.5
Total operating costs and expenses	18.1	6,467.3	444.1	846.9	(674.1)	7,102.3
Operating income (loss)	(18.1)	649.4	10.9	118.6	—	760.8
Interest expense and financing fee amortization	—	(91.6)	—	(3.9)	3.6	(91.9)
Other (expense) income, net	—	0.5	—	(2.7)	(3.6)	(5.8)
Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(18.1)	558.3	10.9	112.0	—	663.1
Income tax benefit (provision)	3.9	(120.2)	(2.6)	(13.9)	—	(132.8)
Income (loss) before equity in net income of affiliates and subsidiaries	(14.2)	438.1	8.3	98.1	—	530.3
Equity in net income of affiliates	(0.2)	—	—	(0.2)	0.2	(0.2)
Equity in net income of subsidiaries	544.5	106.4	—	—	(650.9)	—
Net income (loss)	530.1	544.5	8.3	97.9	(650.7)	530.1
Other comprehensive income (loss)	95.7	95.7	—	24.5	(120.2)	95.7
Comprehensive income (loss)	$625.8	$640.2	$8.3	$122.4	$(770.9)	$625.8

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Twelve Months Ended December 31, 2018

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$6,487.3	$441.9	$919.3	$(626.5)	$7,222.0
Operating costs and expenses
Cost of sales	—	5,541.4	428.3	792.7	(626.5)	6,135.9
Selling, general and administrative	10.4	182.6	2.1	15.3	—	210.4
Impact of severe weather event		(10.0)				(10.0)
Research and development	—	37.5	0.8	4.2	—	42.5
Total operating costs and expenses	10.4	5,751.5	431.2	812.2	(626.5)	6,378.8
Operating income (loss)	(10.4)	735.8	10.7	107.1	—	843.2
Interest expense and financing fee amortization	—	(79.7)	—	(5.2)	4.9	(80.0)
Other (expense) income, net	—	—	—	(2.1)	(4.9)	(7.0)
Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(10.4)	656.1	10.7	99.8	—	756.2
Income tax benefit (provision)	1.9	(122.3)	(2.5)	(16.9)	—	(139.8)
Income (loss) before equity in net income of affiliates and subsidiaries	(8.5)	533.8	8.2	82.9	—	616.4
Equity in net income of affiliates	0.6	—	—	0.6	(0.6)	0.6
Equity in net income of subsidiaries	624.9	91.0	—	—	(715.9)	—
Net income (loss)	617.0	624.8	8.2	83.5	(716.5)	617.0
Other comprehensive (loss) income	(68.1)	(68.1)	—	(26.3)	94.4	(68.1)
Comprehensive income (loss)	$548.9	$556.7	$8.2	$57.2	$(622.1)	$548.9

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Balance Sheet
December 31, 2020

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$1,664.5	$—	$208.8	$—	$1,873.3
Restricted cash	—	0.3	—	—	—	0.3
Accounts receivable, net	—	486.4	82.7	329.1	(413.8)	484.4
Contract assets, short-term	—	319.8	—	48.6	—	368.4
Inventory, net	—	828.4	156.8	437.1	—	1,422.3
Other current assets	—	318.5	—	17.8	—	336.3
Total current assets	—	3,617.9	239.5	1,041.4	(413.8)	4,485.0
Property, plant and equipment, net	—	1,666.7	264.3	572.8	—	2,503.8
Right of use assets	—	36.7	6.9	27.0	—	70.6
Contract assets, long-term	—	4.4	—	—	—	4.4
Pension assets, net	—	428.7	—	27.2	—	455.9
Deferred income taxes	—	—	—	0.1	—	0.1
Goodwill	—	100.4	—	464.9	—	565.3
Intangible assets, net	—	29.0	—	186.2	—	215.2
Investment in subsidiary	856.9	1,040.8	—	—	(1,897.7)	—
Other assets	—	140.7	—	128.7	(185.8)	83.6
Total assets	$856.9	$7,065.3	$510.7	$2,448.3	$(2,497.3)	$8,383.9
Liabilities
Accounts payable	$—	$514.6	$235.1	$222.7	$(413.5)	$558.9
Accrued expenses	—	233.7	0.4	131.8	(0.3)	365.6
Profit sharing	—	50.8	—	6.2	—	57.0
Current portion of long-term debt	—	337.7	0.2	2.8	—	340.7
Operating lease liabilities, short-term	—	4.8	0.6	0.1	—	5.5
Advance payments, short-term	—	17.6	—	1.3	—	18.9
Contract liabilities, short-term	—	96.8	—	0.8	—	97.6
Forward loss provision, long-term	—	162.1	—	22.5	—	184.6
Deferred revenue and other deferred credits, short-term	—	12.7	—	9.5	—	22.2
Other current liabilities	—	24.0	—	34.4	—	58.4
Total current liabilities	—	1,454.8	236.3	432.1	(413.8)	1,709.4
Long-term debt	—	3,522.7	0.6	94.8	(85.2)	3,532.9
Operating lease liabilities, long-term	—	32.1	6.3	28.2	—	66.6
Advance payments, long-term	—	327.4	—	—	—	327.4
Pension/OPEB obligation	—	40.6	—	399.6	—	440.2
Contract liabilities, long-term	—	371.0	—	1.0	—	372.0
Forward loss provision, long-term	—	299.0	—	262.4	—	561.4
Deferred grant income liability - non-current	—	8.7	—	19.4	—	28.1
Deferred revenue and other deferred credits	—	31.5	—	7.4	—	38.9
Deferred income taxes	—	0.7	—	12.3	—	13.0
Other liabilities	—	199.8	—	337.8	(100.6)	437.0
Total equity	856.9	777.0	267.5	853.3	(1,897.7)	857.0
Total liabilities and stockholders’ equity	$856.9	$7,065.3	$510.7	$2,448.3	$(2,497.3)	$8,383.9

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2019

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$2,193.3	$—	$157.2	$—	$2,350.5
Restricted cash	—	0.3	—	—	—	0.3
Accounts receivable, net	—	565.4	50.5	250.7	(320.2)	546.4
Inventory, net	—	786.8	136.8	195.2	—	1,118.8
Contract assets, short-term	—	458.8	—	69.5	—	528.3
Other current assets	—	93.5	—	5.2	—	98.7
Total current assets	—	4,098.1	187.3	677.8	(320.2)	4,643.0
Property, plant and equipment, net	—	1,773.0	306.3	192.4	—	2,271.7
Right of use assets	—	41.2	7.5	0.2	—	48.9
Contract assets, long-term	—	6.4	—	—	—	6.4
Pension assets, net	—	424.2	—	24.9	—	449.1
Deferred income taxes	—	106.3	—	0.2	—	106.5
Goodwill	—	—	—	2.4	—	2.4
Intangible assets, net	—	1.2	—	—	—	1.2
Investment in subsidiary	1,761.9	838.4	—	—	(2,600.3)	—
Other assets	—	147.6	—	116.0	(186.8)	76.8
Total assets	$1,761.9	$7,436.4	$501.1	$1,013.9	$(3,107.3)	$7,606.0
Liabilities
Accounts payable	$—	$977.1	$226.3	$175.1	$(320.2)	$1,058.3
Accrued expenses	—	210.0	0.8	29.4	—	240.2
Profit sharing	—	76.9	—	7.6	—	84.5
Current portion of long-term debt	—	48.4	0.2	1.6	—	50.2
Operating lease liabilities, short-term	—	5.3	0.6	0.1	—	6.0
Advance payments, short-term	—	21.6	—	—	—	21.6
Contract liabilities, short-term	—	158.3	—	—	—	158.3
Forward loss provision, long-term	—	83.9	—	—	—	83.9
Deferred revenue and other deferred credits, short-term	—	14.5	—	0.3	—	14.8
Deferred grant income liability — current	—	0.5	2.1	1.0	—	3.6
Other current liabilities	—	28.8	—	10.5	—	39.3
Total current liabilities	—	1,625.3	230.0	225.6	(320.2)	1,760.7
Long-term debt	—	2,974.7	0.9	94.7	(86.2)	2,984.1
Operating lease liabilities, long-term	—	36.0	6.9	0.1	—	43.0
Advance payments, long-term	—	333.3	—	—	—	333.3
Pension/OPEB obligation	—	35.7	—	—	—	35.7
Contract liabilities, long-term	—	356.3	—	—	—	356.3
Forward loss provision, long-term	—	163.5	—	—	—	163.5
Deferred grant income liability - non-current	—	9.2	—	19.8	—	29.0
Deferred revenue and other deferred credits	—	30.4	—	4.0	—	34.4
Deferred income taxes	—	—	—	8.3	—	8.3
Other liabilities	—	190.1	—	6.3	(100.6)	95.8
Total equity	1,761.9	1,681.9	263.3	655.1	(2,600.3)	1,761.9
Total liabilities and stockholders’ equity	$1,761.9	$7,436.4	$501.1	$1,013.9	$(3,107.3)	$7,606.0

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2020

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash used in operating activities	$—	$(720.1)	$(8.6)	$(16.2)		$(744.9)
Investing activities
Purchase of property, plant and equipment	—	(92.3)	(2.2)	(24.4)	—	(118.9)
Acquisition, net of cash acquired	—	(160.9)	—	(227.6)	—	(388.5)
Other	—	0.5	—	4.9	—	5.4
Net cash used in investing activities	$—	$(252.7)	$(2.2)	$(247.1)	$—	$(502.0)
Financing activities
Proceeds from issuance of long term bonds	—	1,700.0	—	—	—	1,700.0
Proceeds from issuance of debt	—	400.0	—	—	—	400.0
Customer financing	—	10.0	—	—	—	10.0
Principal payments of debt	—	(29.4)	(0.2)	(2.0)	—	(31.6)
Payments on term loan	—	(439.7)	—	—	—	(439.7)
Payments on revolving credit facility	—	(800.0)	—	—	—	(800.0)
Proceeds (payments) from intercompany debt	—	(325.0)	11.0	314.0	—	—
Taxes paid related to net share settlement of awards	—	(14.5)	—	—		(14.5)
Proceeds (payments) from subsidiary for purchase of treasury stock	(0.1)	0.1	—	—	—	—
Purchase of treasury stock	0.1	—	—	—	—	0.1
Proceeds (payments) from subsidiary for dividends paid	15.4	(15.4)	—	—	—	—
Dividends paid	(15.4)	—	—	—	—	(15.4)
Proceeds from issuance of ESPP stock	—	2.6	—	—	—	2.6
Debt issuance costs	—	(41.9)	—	—	—	(41.9)
Other		(0.1)	—	—	—	(0.1)
Net cash provided by financing activities	$—	$446.7	$10.8	$312.0	$—	$769.5
Effect of exchange rate changes on cash and cash equivalents	—	0.5	—	2.8	—	3.3
Net (decrease) increase in cash, cash equivalents, and restricted cash for the period	—	(525.6)	—	51.5	—	(474.1)
Cash, cash equivalents, and restricted cash, beginning of period	—	2,210.0	—	157.2	—	2,367.2
Cash, cash equivalents, and restricted cash, end of period	$—	$1,684.4	$—	$208.7	$—	$1,893.1

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2019

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$733.3	$11.4	$178.0	$—	$922.7
Investing activities
Purchase of property, plant and equipment	—	(184.0)	(11.2)	(37.0)	—	(232.2)
Other	—	0.2	—	(7.9)	—	(7.7)
Net cash used in investing activities	—	(183.8)	(11.2)	(44.9)	—	(239.9)
Financing activities
Proceeds from issuance of debt	—	250.0	—	—	—	250.0
Proceeds from revolving credit facility	—	900.0	—	—	—	900.0
Principal payments of debt	—	(12.5)	(0.2)	(0.7)	—	(13.4)
Payments on term loans	—	(16.6)	—	—	—	(16.6)
Payments on revolving credit facility	—	(100.0)	—	—	—	(100.0)
Proceeds (payments) from intercompany debt	—	49.4	—	(49.4)	—	—
Taxes paid related to net share settlement of awards	—	(12.9)	—	—	—	(12.9)
Proceeds (payments) from subsidiary for purchase of treasury stock	75.8	(75.8)	—	—	—	—
Purchase of treasury stock	(75.8)	—	—	—	—	(75.8)
Proceeds (payments) from subsidiary for dividends paid	50.4	(50.1)	—	(0.3)	—	—
Dividends paid	(50.4)	—	—	—	—	(50.4)
Proceeds from issuance of ESPP stock	—	2.6	—	—	—	2.6
Other		0.9	—	—	—	0.9
Net cash provided by (used in) financing activities	—	935.0	(0.2)	(50.4)	—	884.4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5.9	—	5.9
Net increase (decrease) in cash, cash equivalents, and restricted cash for the period	—	1,484.5	—	88.6	—	1,573.1
Cash, cash equivalents, and restricted cash, beginning of period	—	725.5	—	68.6	—	794.1
Cash, cash equivalents, and restricted cash, end of period	$—	$2,210.0	$—	$157.2	$—	$2,367.2

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2018

	Holdings	Spirit	Spirit NC	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$643.1	$18.3	$108.5	$—	$769.9
Investing activities
Purchase of property, plant and equipment	—	(230.5)	(18.6)	(22.1)	—	(271.2)
Other	—	2.3	0.5	0.6	—	3.4
Net cash used in investing activities	—	(228.2)	(18.1)	(21.5)	—	(267.8)
Financing activities
Proceeds from issuance of debt	—	1,300.0	—	—	—	1,300.0
Principal payments of debt	—	(5.8)	(0.2)	(0.7)	—	(6.7)
Proceeds (payments) from intercompany debt	—	75.9	—	(75.9)	—	—
Payments on term loan	—	(256.3)	—	—	—	(256.3)
Payments on bonds	—	(300.0)	—	—	—	(300.0)
Debt issuance costs	—	(23.2)	—	—	—	(23.2)
Taxes paid related to net share settlement of awards	—	(15.6)	—	—	—	(15.6)
Proceeds from issuance of ESPP stock	—	2.1	—	—	—	2.1
Proceeds (payments) from subsidiary for purchase of treasury stock	805.8	(805.8)	—	—	—	—
Purchase of treasury stock	(805.8)	—	—	—	—	(805.8)
Proceeds (payments) from subsidiary for dividends paid	48.0	(48.0)	—	—	—	—
Dividends paid	(48.0)	—	—	—	—	(48.0)
Net cash used in financing activities	—	(76.7)	(0.2)	(76.6)	—	(153.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash for the period	—	338.2	—	10.4	—	348.6
Cash, cash equivalents, and restricted cash, beginning of period	—	387.3	—	58.2	—	445.5
Cash, cash equivalents, and restricted cash, end of period	$—	$725.5	$—	$68.6	$—	$794.1

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management with the participation of our President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 and has concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management has concluded that the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2019 (“2019 Form 10-K”) related to claims and assertions and other subjective elements and key judgments of our estimate at completion process was fully remediated in accordance with the plan outlined in the 2019 Form 10-K.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance of the reliability of our financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
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
Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 did not include an assessment of the effectiveness of internal control over financial reporting of the Bombardier Acquisition, which was acquired on October 30, 2020. The operating results of the Bombardier Acquisition are included in our consolidated financial statements from the period subsequent to the acquisition date and constituted $1,489.1 million and $182.5 million of total assets and net assets, respectively, as of December 31, 2020 and $93.4 million and $26.6 million of net sales and operating loss, respectively, for the year then ended.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP, as stated in their report appearing herein.

Change in Internal Control Over Financial Reporting

Except for the matters discussed in this Item 9A, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Spirit AeroSystems Holdings, Inc. internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit AeroSystems Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Bombardier Acquired Businesses, which is included in the 2020 consolidated financial statements of the Company and constituted $1,489.1 million and $182.5 million of total assets and net assets, respectively, as of December 31, 2020 and $93.4 million and $26.6 million of net sales and operating loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Bombardier Acquisition.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Spirit AeroSystems Holdings, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

February 25, 2021

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K and is incorporated by reference herein. The information otherwise required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be provided in Spirit Holdings’ proxy statement for its 2021 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year (the “2021 Proxy Statement”) and is incorporated by reference herein.
The Company has adopted a Code of Conduct (the “Code”) and a Finance Code of Professional Conduct that applies to the Company’s Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and persons performing similar functions. Copies of the Code and Finance Code of Professional Conduct are available on the Company’s website at http://investor.spiritaero.com/corporate-governance/OD/default.aspx, and any waiver from the Code or Finance Code of Professional Conduct will be timely disclosed on the Company’s website or a Current Report on Form 8-K, as will any amendments to the Code or Finance Code of Professional Conduct.

Item 11.    Executive Compensation
The information required by Item 402 and Item 407(e)(4) and (e)(5) of Regulation S-K will be provided in the 2021 Proxy Statement and is incorporated by reference herein.

Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under Item 407(e)(5) incorporated by reference from the 2021 Proxy Statement shall not be deemed to be “soliciting material,” or to be “filed” with the SEC, or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the securities authorized for issuance under equity compensation plans included in Part II, Item 5 of this Annual Report is incorporated by reference herein. The information required by Item 403 of Regulation S-K will be provided in the 2021 Proxy Statement and is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be provided in the 2021 Proxy Statement and is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A will be provided in the 2021 Proxy Statement and is incorporated by reference herein.

Part IV
*Item 15.    Exhibits and Financial Statement Schedules

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
2.3	Asset Purchase Agreement, between Spirit AeroSystems Inc., Triumph Aerostructures - Tulsa LLC and Triumph Group, Inc., dated as of December 8, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.1
2.4	Amendment 1 to Asset Purchase Agreement, between Spirit AeroSystems, Inc., Triumph Aerostructures - Tulsa, LLC and Triumph Group, Inc., dated as of December 30, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.2
3.1	Third Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 1, 2017, Exhibit 3.1
3.2	Seventh Amended and Restated By Laws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed July 27, 2018, Exhibit 3.2
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Indenture dated as of June 1, 2016, governing the 3.850% Senior Notes due 2026, by and among Spirit, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.1
4.3	Form of 3.850% Senior Note due 2026	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.2
4.4	Supplemental Indenture, dated December 5, 2016, governing the 3.850% Senior Notes due 2026	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 4.9
4.5	Second Supplemental Indenture, dated as of February 24, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 4.1
4.6	Third Supplemental Indenture, dated as of April 17, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.3
4.7	Fourth Supplemental Indenture, dated as of October 5, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.3
4.8	Indenture, dated as of May 30, 2018, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and the Bank of New York Mellon Trust Company,.	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.1
4.9	Form of Senior Floating Rate Note due 2021	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.2

4.10	Form of 3.950% Senior Note due 2023	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.3
4.11	Form of 4.600% Senior Note due 2028	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.4
4.12	Indenture, dated as of April 17, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.1
4.13	Form of 7.500% Senior Secured Second Lien Note due 2025.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)
4.14	Indenture, dated as of October 5, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.1
4.15	Form of 5.500% Senior Secured First Lien Notes due 2025	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)
4.16	Stockholder Protection Rights Agreement, dated April 22, 2020, between Spirit AeroSystems Holdings, Inc. and Computershare Inc.	Current Report on Form 8-K (File No. 001-33160), filed April 23, 2020, Exhibit 4.1
4.17	Description of Spirit AeroSystems Holdings, Inc. Securities Registered under Section 12 of the Exchange Act.	*

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.1	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.2†	Spirit AeroSystems Holdings, Inc. Amended and Restated Deferred Compensation Plan, As Amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.34
10.3†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Director Stock Plan	Registration Statement on Form S-8 (File No. 333-150402), filed April 23, 2008, Exhibit 10.1
10.4†	Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan	Registration Statement on Form S-8 (File No. 333-195790), filed May 8, 2014, Exhibit 10.1.
10.5†	First Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.1
10.6†	Second Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated October 23, 2019	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.5
10.7†	Employment Agreement between Spirit AeroSystems, Inc. and Samantha Marnick, effective as of February 22, 2006 and annual Executive Compensation Letter, dated May 3, 2013	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 2, 2014, Exhibit 10.1

10.8†	Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.44
10.9†	Amendment to Employment Agreement between Spirit Aerosystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.45
10.10†	Employment Agreement, dated as of February 13, 2016, between Spirit AeroSystems, Inc. and Thomas C. Gentile III	Current Report on Form 8-K (File No. 001-33160), filed February 16, 2016, Exhibit 10.1
10.11†	Employment Agreement between Spirit AeroSystems, Inc. and Bill Brown, effective as of May 5, 2014	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.17
10.12†	Employment Agreement, dated January 29, 2020, between Spirit AeroSystems, Inc. and Mark Suchinski.	Current Report on Form 8-K (File No. 001-33160), filed January 30, 2020, Exhibit 10.1
10.13†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.3
10.14†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Plan, as amended and restated effective January 23, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.1
10.15†	Short-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.4
10.16†	Director Stock Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective April 25, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 8, 2019, Exhibit 10.20
10.17†	Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 25, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.5
10.18†	Employee Stock Purchase Plan	Registration Statement on Form S-8 (File No. 333-220358), filed September 6, 2017, Exhibit 4.2
10.19†	Amended and Restated Employee Stock Purchase Plan, effective January 21, 2020	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.19
10.20†	Form of Time-Based Restricted Stock Award Agreement	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.20
10.21†	Form of Performance-Based Restricted Stock Award Agreement	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.21
10.22†	Retirement and Consulting Agreement and General Release, dated June 7, 2016, between Spirit AeroSystems, Inc. and Larry A. Lawson	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.3
10.23†	Agreement and General Release, dated January 31, 2020, between Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc. and Jose Garcia.	Current Report on Form 8-K (File No. 001-33160), filed January 31, 2020, Exhibit 10.1

10.24†	Resignation and General Release, dated April 3, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. , and John Gilson.	Current Report on Form 8-K (File No. 001-33160), filed April 8, 2020, Exhibit 10.1
10.25†	Retirement Agreement and General Release with John Pilla, dated July 29, 2020.	Current Report on Form 8-K (File No. 001-33160), filed July 30, 2020, Exhibit 10.1
10.26†	Second Amended and Restated Credit Agreement, dated as of July 12, 2018, among Spirit AeroSystems Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein	Current Report on Form 8-K (File No. 001-33160), filed July 13, 2018, Exhibit 10.1
10.27	First Amendment to the Second Amended and Restated Credit Agreement, dated as of February 24, 2020, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 10.1
10.28	Delayed Draw Term Loan Credit Agreement, dated as of February 24, 2020, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, Spirit AeroSystems North Carolina, Inc., as subsidiary guarantor, and the lenders party thereto, Bank of America, N.A., as administrative agent.	Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 10.2
10.29	Second Amendment, dated as of March 30, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.8
10.30	Third Amendment, dated as of April 10, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.9
10.31	Fourth Amendment, dated as of April 13, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 10.1
10.32	Fifth Amendment, dated as of April 20, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.12
10.33	Sixth Amendment, dated as of July 31, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, Spirit AeroSystems North Carolina, Inc., as a guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed August 3, 2020, Exhibit 10.1

10.34	Term Loan Credit Agreement, dated as of October 5, 2020, by and among Spirit AeroSystems, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 10.1
10.35††	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.36††	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.37††	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.38††	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.39††	Special Business Provisions (Sustaining), as amended through February 6, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.17
10.40††	Amendment 9 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 4, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.1
10.41††	Amendment 10 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 26, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.2
10.42††	Amendment 2, dated March 4, 2011, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.2
10.43††	Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of March 9, 2012, amending Special Business Provisions (Sustaining)	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.4
10.44††	Memorandum of Agreement (737 MAX Non-Recurring Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 7, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.2
10.45††	Memorandum of Agreement (Pricing Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 8, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.3
10.46††	Amendment 11 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of March 10, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2015, Exhibit 10.1
10.47††	Amendment 12 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 9, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.1
10.48††	Amendment 13 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 4, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.57

10.49††	Amendment 14 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 21, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.2
10.50††	Amendment 17 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 23, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.58
10.51††	Amendment 20 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.59
10.52††	Amendment 21 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of May 9, 2016	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.4
10.53††	Amendment 22 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.53
10.54††	Amendment 23 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 16, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.54
10.55††	Amendment 24 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 20, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.55
10.56††	Amendment 25 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 16, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.7
10.57††	Amendment 26 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 23, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.8
10.58††	Amendment 27 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 31, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.9
10.59††	Amendment 28 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 22, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.1
10.60††	Amendment 29 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 20, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.2
10.61††	Amendment 30 to Special Business Provisions (SBP) MS-65530-0016, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.2
10.62††	Amendment 31 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 18, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.59
10.63††	Amendment 32 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 15, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.60
10.64††	Amendment 33 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 30, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.61

10.65††	Amendment 34 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of February 23, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 3, 2018, Exhibit 10.1
10.66††	Amendment 35 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of April 18, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.4
10.67††	Amendment 36 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 20, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.5
10.68††	Amendment 37 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2018, Exhibit 10.1
10.69††	Collective Resolution Memorandum of Understanding between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 1, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.3
10.70††	Amendment 38 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.67
10.71††	Amendment 39 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.68
10.72††	Collective Resolution 2.0 Memorandum of Agreement between the Boeing Company and Spirit AeroSystems, Inc., dated as of December 21, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.69
10.73††	Amendment 40 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of January 30, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.5
10.74††	Amendment 41 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 29, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.6
10.75††	Memorandum of Agreement between the Boeing Company and Spirit AeroSystems, Inc., 737 Production Rate Adjustments, dated as of April 12, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.1
10.76††	Amendment 43 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 22, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.2
10.77††	Amendment 44 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 19, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.1
10.78††	Amendment 45 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.69
10.79††	Amendment 46 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.70
10.80††	Memorandum of Agreement, dated February 6, 2020, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.13
10.81††	Amendment 47 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 5, 2020.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.7

10.82††	737 Production Rate Adjustment and Other Settlements Memorandum of Agreement, dated May 5, 2020, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.6
10.83††	B787 General Terms Agreement BCA-65520-0032between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the General Terms Agreement, dated June 16, 2005, Amendment 1 thereto, dated June 19, 2009, and Amendment 2 thereto, dated May 12, 2011	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.3

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.84††	B787 Special Business Provisions BCA-MS-65530-0019, dated August 20, 2012, between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the Special Business Provisions, dated June 16, 2005, and Amendments 1 through 19 thereto	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.4
10.85††	Amendment 20 to B787 Special Business Provisions BCA-MS-65530-0019, dated June 5, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.5
10.86††	Amendment 21 to B787 Special Business Provisions BCA-MS-65530-0019, dated July 1, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.6
10.87††	Amendment 22 Revision 1 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 4, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.7
10.88††	Amendment 23 to B787 Special Business Provisions BCA-MS-65530-0019, dated August 3, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.8
10.89††	Amendment 24 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 16, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.9
10.90††	Amendment 25 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.10
10.91††	Amendment 26 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated December 14, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.71
10.92††	Amendment 27 to B787 Special Business Provisions BCA-MS-65530-0019, between The Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2018, Exhibit 10.2
10.93††	Amendment 28 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 30, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.4
10.94††	Amendment 29 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 14, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.3

10.95††	Amendment 30 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 12, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.2
10.96††	Amendment 31 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.84
10.97††	Amendment 32 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of April 15, 2020.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.8
10.98	Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.3
10.99	Letter Agreement, dated March 19, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.2
10.100	Letter Agreement, dated March 27, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.3
10.101	Letter Agreement, dated May 3, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.4
10.102	Amended and Restated Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 14, 2019 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.5
10.103	Letter Agreement, dated June 3, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V. (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.6
10.104	Letter Agreement, dated July 14, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V.(as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.7
10.105	Amended and Restated Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated October 28, 2019 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.3

10.106	Letter Agreement, dated January 29, 2020, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V.(as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.
Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.93
10.107	Termination Agreement dated September 25, 2020 by and among Spirit AeroSystems Holdings, Inc., Spirit AeroSystems Belgium Holdings BVBA and certain private sellers.	Current Report on Form 8-K (File No. 001-33160), filed September 25, 2020, Exhibit 10.1
10.108††	Agreement for the Sale and Purchase of (1) the Entire Issued Share Capital of Short Brothers plc and Bombardier Aerospace North Africa SAS and (2) Certain Other Assets, dated October 31, 2019, by and between Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc., Bombardier Services Corporation, Spirit AeroSystems Global Holdings Limited, and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.94
10.109	Deed of Amendment, dated as of October 16, 2020, by and among Spirit AeroSystems, Inc, and Spirit AeroSystems Global Holdings Limited, and Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation.	Current Report on Form 8-K (File No. 001-33160), filed October 30, 2020, Exhibit 10.2
10.110	Amendment, dated as of October 26, 2020, by and among Spirit AeroSystems, Inc, and Spirit AeroSystems Global Holdings Limited, and Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation.	Current Report on Form 8-K (File No. 001-33160), filed October 26, 2020, Exhibit 10.1)
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
23.1	Consent of Ernst & Young LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
101.INS@	XBRL Instance Document	*
101.SCH@	XBRL Taxonomy Extension Schema Document	*
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB@	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document	*
_______________________________________

†    Indicates management contract or compensation plan or arrangement
††    Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission

*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on February 25, 2021.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Mark J. Suchinski
Mark J. Suchinski Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Gentile III	Director, President and Chief Executive	February 25, 2021
Thomas C. Gentile III	Officer (Principal Executive Officer)

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	February 25, 2021
Mark J. Suchinski	Officer (Principal Financial Officer)

/s/ Damon Ward	Vice President, Corporate Controller	February 25, 2021
Damon Ward	(Principal Accounting Officer)

/s/ Robert Johnson	Director, Chairman of the Board	February 25, 2021
Robert Johnson

/s/ Stephen Cambone	Director	February 25, 2021
Stephen Cambone

/s/ Charles Chadwell	Director	February 25, 2021
Charles Chadwell

/s/ Irene M. Esteves	Director	February 25, 2021
Irene M. Esteves

/s/ Paul Fulchino	Director	February 25, 2021
Paul Fulchino

/s/ Richard Gephardt	Director	February 25, 2021
Richard Gephardt

/s/ Ronald Kadish	Director	February 25, 2021
Ronald Kadish

/s/ John L. Plueger	Director	February 25, 2021
John L. Plueger

/s/ Laura Wright	Director	February 25, 2021
Laura Wright