Form 10-Q
period 2021-04-01
Spirit AeroSystems Holdings, Inc.
filed 2021-05-05
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 1, 2021
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 23, 2021, the registrant had 105,419,603 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	April 1, 2021	April 2, 2020
	($ in millions, except per share data)
Revenue	$900.8	$1,077.3
Operating costs and expenses
Cost of sales	958.8	1,112.5
Selling, general and administrative	57.6	77.4
Restructuring costs	2.1	42.6
Research and development	8.2	12.3
Total operating costs and expenses	1,026.7	1,244.8
Operating loss	(125.9)	(167.5)
Interest expense and financing fee amortization	(59.8)	(32.2)
Other income (expense), net	12.8	(49.0)
Loss before income taxes and equity in net loss of affiliate	(172.9)	(248.7)
Income tax benefit	1.7	87.2
Loss before equity in net loss of affiliate	(171.2)	(161.5)
Equity in net loss of affiliate	(0.4)	(1.5)
Net loss	$(171.6)	$(163.0)
Loss per share
Basic	$(1.65)	$(1.57)
Diluted	$(1.65)	$(1.57)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended
	April 1, 2021	April 2, 2020
	($ in millions)
Net loss	$(171.6)	$(163.0)
Changes in other comprehensive loss, net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.1 and $28.8 for the three months ended, respectively	(4.9)	(93.2)
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax effect of ($0.2) and $0.9 for the three months ended, respectively	0.5	(2.9)
Unrealized gain (loss) on hedges, net of tax effect of $0.0 and $0.0 for the three months ended, respectively	1.2	—
Unrealized (loss) gain on interest rate swaps, net of tax effect of $0.0 and $3.0 for the three months ended, respectively	—	(9.8)
Reclassification of gain on interest rate swaps to earnings, net of tax effect of ($0.3) and $0.0 for the three months ended, respectively	0.9	—
Foreign currency translation adjustments	6.4	(35.8)
Total other comprehensive gain (loss)	4.1	(141.7)
Total comprehensive loss	$(167.5)	$(304.7)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	April 1, 2021	December 31, 2020
	($ in millions)
Assets
Cash and cash equivalents	$1,359.3	$1,873.3
Restricted cash	0.3	0.3
Accounts receivable, net	525.8	484.4
Contract assets, short-term	361.9	368.4
Inventory, net	1,395.8	1,422.3
Other current assets	344.5	336.3
Total current assets	3,987.6	4,485.0
Property, plant and equipment, net	2,457.0	2,503.8
Right of use assets	70.0	70.6
Contract assets, long-term	5.9	4.4
Pension assets	466.8	455.9
Deferred income taxes	0.3	0.1
Goodwill	583.9	565.3
Intangible assets, net	207.0	215.2
Other assets	89.3	83.6
Total assets	$7,867.8	$8,383.9
Liabilities
Accounts payable	$540.8	$558.9
Accrued expenses	383.3	365.6
Profit sharing	14.9	57.0
Current portion of long-term debt	40.2	340.7
Operating lease liabilities, short-term	5.5	5.5
Advance payments, short-term	53.1	18.9
Contract liabilities, short-term	119.3	97.6
Forward loss provision, short-term	244.5	184.6
Deferred revenue and other deferred credits, short-term	15.0	22.2
Other current liabilities	71.4	58.4
Total current liabilities	1,488.0	1,709.4
Long-term debt	3,525.2	3,532.9
Operating lease liabilities, long-term	66.6	66.6
Advance payments, long-term	289.9	327.4
Pension/OPEB obligation	431.8	440.2
Contract Liabilities, long-term	348.5	372.0
Forward loss provision, long-term	509.1	561.4
Deferred revenue and other deferred credits, long-term	38.0	38.9
Deferred grant income liability - non-current	27.9	28.1
Deferred income taxes	10.9	13.0
Other non-current liabilities	438.9	437.0
Stockholders’ Equity
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 105,438,110 and 105,542,162 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,144.4	1,139.8
Accumulated other comprehensive loss	(150.0)	(154.1)
Retained earnings	2,153.7	2,326.4
Treasury stock, at cost (41,523,470 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders' equity	692.5	856.5
Noncontrolling interest	0.5	0.5
Total equity	693.0	857.0
Total liabilities and equity	$7,867.8	$8,383.9
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2020	105,542,162	$1.1	$1,139.8	$(2,456.7)	$(154.1)	$2,326.4	$856.5
Net loss	—	—	—	—	—	(171.6)	(171.6)
Dividends Declared(a)	—	—	—	—	—	(1.1)	(1.1)
Employee equity awards	30,024	—	6.5	—	—	—	6.5
Stock forfeitures	(94,820)	—	—	—	—	—	—
Net shares settled	(77,954)	—	(3.3)	—	—	—	(3.3)
ESPP shares issued	29,500	—	1.4				1.4
SERP shares issued	9,198	—	—	—	—	—	—
Other comprehensive gain	—	—	—	—	4.1	—	4.1
Balance — April 1, 2021	105,438,110	$1.1	$1,144.4	$(2,456.7)	$(150.0)	$2,153.7	$692.5

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2019	104,882,379	$1.1	$1,125.0	$(2,456.8)	$(109.2)	$3,201.3	$1,761.4
Net loss	—	—	—	—	—	(163.0)	(163.0)
Dividends Declared(a)	—	—	—	—	—	(1.4)	(1.4)
Employee equity awards	736,078	—	12.3	—	—	—	12.3
Stock forfeitures	(83,998)	—	—	—	—	—	—
Net shares settled	(190,581)	—	(13.0)	—	—	—	(13.0)
ESPP shares issued	55,977	—	1.3	—	—	—	1.3
Other comprehensive loss	—	—	—	—	(141.7)	—	(141.7)
Balance — April 2, 2020	105,399,855	$1.1	$1,125.6	$(2,456.8)	$(250.9)	$3,036.9	$1,455.9

(a) Cash dividends declared per common share were $0.01 for the three months ended April 1, 2021. Cash dividends declared per common share were $0.01 for the three months ended April 2, 2020.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	April 1, 2021	April 2, 2020
Operating activities	($ in millions)
Net loss	$(171.6)	$(163.0)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	80.3	67.3
Amortization of deferred financing fees	2.3	1.9
Accretion of customer supply agreement	0.6	1.1
Employee stock compensation expense	6.6	9.8
Gain from derivative instruments	(0.1)	—
Loss (gain) from foreign currency transactions	7.2	(6.5)
Loss on disposition of assets	0.3	0.2
Deferred taxes	(0.9)	(61.5)
Long term income tax payable	(1.9)	—
Pension and other post-retirement benefits, net	(15.2)	59.9
Grant liability amortization	(0.4)	(2.4)
Equity in net loss of affiliate	0.4	—
Forward loss provision	(3.5)	(9.0)
Changes in assets and liabilities
Accounts receivable, net	(38.3)	36.1
Inventory, net	23.1	(59.4)
Contract assets	5.6	144.5
Accounts payable and accrued liabilities	(6.4)	(278.6)
Profit sharing/deferred compensation	(42.6)	(66.7)
Advance payments	(0.8)	(19.8)
Income taxes receivable/payable	3.6	(32.8)
Contract liabilities	(1.7)	39.1
Other	(16.8)	8.5
Net cash used in operating activities	(170.2)	(331.3)
Investing activities
Purchase of property, plant and equipment	(27.6)	(31.0)
Equity in assets of affiliates	—	1.5
Acquisition, net of cash acquired	—	(118.1)
Other	1.2	0.3
Net cash used in investing activities	(26.4)	(147.3)
Financing activities
Customer financing	(2.5)	10.0
Principal payments of debt	(9.8)	(7.3)
Payments on term loans	(1.0)	(5.7)
Payments on floating rate notes	(300.0)	—
Taxes paid related to net share settlement awards	(3.3)	(13.1)
Proceeds from issuance of ESPP stock	1.4	1.3
Debt issuance and financing costs	—	(4.8)
Dividends paid	(1.1)	(12.4)
Other	(0.1)	—
Net cash used in financing activities	(316.4)	(32.0)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(6.2)
Net decrease in cash, cash equivalents, and restricted cash for the period	(514.0)	(516.8)
Cash, cash equivalents, and restricted cash, beginning of period	1,893.1	2,367.2
Cash, cash equivalents, and restricted cash, end of period	$1,379.1	$1,850.4

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Three Months Ended
	April 1, 2021	April 2, 2020
Cash and cash equivalents, beginning of the period	$1,873.3	$2,350.5
Restricted cash, short-term, beginning of the period	0.3	0.3
Restricted cash, long-term, beginning of the period	19.5	16.4
Cash, cash equivalents, and restricted cash, beginning of the period	$1,893.1	$2,367.2

Cash and cash equivalents, end of the period	$1,359.3	$1,833.6
Restricted cash, short-term, end of the period	0.3	0.3
Restricted cash, long-term, end of the period	19.5	16.5
Cash, cash equivalents, and restricted cash, end of the period	$1,379.1	$1,850.4
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

1.  Organization, Basis of Interim Presentation and Recent Developments

Unless the context otherwise indicates or requires, as used in this Quarterly Report, references to “we,” “us,” “our,” and the “Company” refer to Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries. References to “Spirit” refer only to our subsidiary, Spirit AeroSystems, Inc., and references to “Spirit Holdings” or “Holdings” refer only to Spirit AeroSystems Holdings, Inc.

The Company provides manufacturing and design expertise in a wide range of fuselage, propulsion, and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through its subsidiaries including Spirit. The Company's headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; Saint-Nazaire, France; San Antonio, Texas; Biddeford, Maine; Casablanca, Morocco; Belfast, Northern Ireland; and Dallas, Texas. Spirit has previously announced site consolidation activities, including the McAlester, Oklahoma and San Antonio, Texas sites. The work transfer and closure activities for these sites are planned to primarily take place over the first half of 2021.

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

As part of the monthly consolidation process, the Company’s international subsidiaries that have functional currencies other than the U.S. dollar are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts. The subsidiaries in Prestwick, Scotland and Subang, Malaysia use the British pound as their functional currency. All other foreign subsidiaries and branches use the U.S. dollar as their functional currency.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the three months ended April 1, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021 (the “2020 Form 10-K”).

The Company's significant accounting policies are described in Note 3, Summary of Significant Accounting Policies to our consolidated financial statements in the 2020 Form 10-K.

COVID-19
During the three months ended April 1, 2021, the COVID-19 pandemic continued to have a significant negative impact on the aviation industry, our customers, and our business globally. The length of the COVID-19 pandemic and its impact on the aviation industry and the Company’s operational and financial performance remains uncertain and outside of the Company’s control. The Company expects the pandemic and its effects to continue to have a significant negative impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period of time.

B737 MAX
Boeing's deliveries of the B737 MAX resumed in the fourth quarter of 2020 when the FAA rescinded the order that grounded B737 MAX aircraft in the United States. Regulators from Brazil, Canada, the EU and U.K. have taken similar actions

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

to unground the B737 MAX and permit return to service, and according to Boeing, other global regulatory approvals/certifications are expected in 2021. During the three month period ended April 1, 2021, Boeing continued to receive orders for the B737MAX, and several air carriers resumed flights on the aircraft.

2.  Adoption of New Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12”) which modifies FASB Accounting Standards Codification (“ASC”) 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on our financial position or results of operations.

In October 2020, the FASB issued ASU 2020-09, (“ASU 2020-09”), which revises certain SEC paragraphs of the ASC to reflect, as appropriate, the amended financial statement disclosure requirements in SEC Release 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities. There is no impact to our financial position or results of operations due to the adoption of ASU 2020-09.

3.  New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022, and an entity may elect to apply ASU 2020-04 for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

4.  Changes in Estimates

The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts (and options if applicable), and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts (and options, if any) and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications. The full extent to which the effects of the COVID-19 pandemic will impact our business, operations, results of operations and financial condition depends on future developments that are inherently uncertain. We have made reasonable estimates and judgments of the COVID-19 pandemic’s impact within our financial statements and there may be changes to those estimates in future periods related to changes in potential production volumes or timing of those production volumes.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

During the first quarter ended April 1, 2021, the Company recognized unfavorable changes in estimates of $78.2, which included net forward charges of $72.4, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2021 of $5.8. The forward losses in the first quarter relate primarily to the B767 program due to cost performance, B787 program primarily driven by engineering analysis and the estimated cost of re-work, and A350 program primarily driven by schedule changes and costs for tooling and build process quality improvements.

Changes in estimates are summarized below:

	For the Three Months Ended
Changes in Estimates	April 1, 2021	April 2, 2020
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	$1.9	$(4.0)
Propulsion	(5.6)	(1.5)
Wing	(2.1)	(2.7)
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(5.8)	$(8.2)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Fuselage	$(55.1)	$(13.2)
Propulsion	(4.7)	(3.1)
Wing	(12.6)	(3.4)
Total Changes in Estimates (Forward Loss) on Loss Programs	$(72.4)	$(19.7)

Total Change in Estimate	$(78.2)	$(27.9)
EPS Impact (diluted per share based upon 2021 forecasted effective tax rate)	$(0.74)	$(0.17)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

5.  Accounts Receivable and Allowance for Credit Losses

Accounts Receivable, net

Accounts receivable represent the Company’s unconditional rights to consideration, subject to the payment terms of the contract, for which only the passage of time is required before payment. Unbilled receivables are reflected under contract assets on the balance sheet. See also Allowance for Credit Losses, below.

Accounts receivable, net consists of the following:

	April 1, 2021	December 31, 2020
Trade receivables	$498.8	$458.9
Other	33.4	31.1
Less: allowance for credit losses	(6.4)	(5.6)
Accounts receivable, net	$525.8	$484.4

The Company has two agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to third party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being derecognized from the Company's balance sheet. For the three months ended April 1, 2021, $455.1 of accounts receivable were sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Condensed Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is $1.6 for the three months ended April 1, 2021 and is included in Other income and expense. See Note 21, Other (Expense) Income, Net.

Allowance for Credit Losses

Management assesses and records an allowance for credit losses on financial assets within the scope of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using the Current Expected Credit Losses (“CECL”) model. The amount necessary to adjust the allowance for credit losses to management’s current estimate, as of the reporting date, on these assets is recorded in net income as credit loss expense. All credit losses reported in accordance with ASU 2016-13 were on trade receivables and/or contract assets arising from the Company’s contracts with customers.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

The changes to the allowance for credit losses and related credit loss expense reported for the current period were solely based on the results of the CECL model. During the three months ended April 1, 2021, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or CECL methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended April 1, 2021 or the period ended April 2, 2020. See also Note 5, Accounts Receivable and Allowance for Credit Losses.

Contract liabilities are established for cash received in excess of revenues recognized and are contingent upon the satisfaction of performance obligations. Contract liabilities primarily consist of cash received on contracts for which revenue has been deferred since the receipts are in excess of transaction price resulting from the allocation of consideration based on relative standalone selling price to future units (including those under option that the Company believes are likely to be exercised) with prices that are lower than standalone selling price. These contract liabilities will be recognized earlier if the options are not fully exercised, or immediately, if the contract is terminated prior to the options being fully exercised.

	April 1, 2021	December 31, 2020	Change
Contract assets	$367.8	$372.8	$(5.0)
Contract liabilities	(467.8)	(469.6)	1.8
Net contract assets (liabilities)	$(100.0)	$(96.8)	$(3.2)

For the period ended April 1, 2021, the decrease in contract assets reflects the net impact of less over time revenue recognition in relation to billed revenues during the period. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $62.0 of revenue that was included in the contract liability balance at the beginning of the period.

	April 2, 2020	December 31, 2019	Change
Contract assets	$391.3	$534.7	$(143.4)
Contract liabilities	(555.8)	(514.6)	(41.2)
Net contract assets (liabilities)	$(164.5)	$20.1	$(184.6)

For the period ended April 2, 2020, the decrease in contract assets reflects the net impact of less over time revenue recognition in relation to billed revenues during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $33.1 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following tables show disaggregated revenues for the periods ended April 1, 2021 and April 2, 2020:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

	For the Three Months Ended
Revenue	April 1, 2021	April 2, 2020
Contracts with performance obligations satisfied over time	$649.2	$605.9
Contracts with performance obligations satisfied at a point in time	251.6	471.4
Total Revenue	$900.8	$1,077.3

The following table disaggregates revenue by major customer:

	For the Three Months Ended
Customer	April 1, 2021	April 2, 2020
Boeing	$467.9	$676.1
Airbus	231.6	287.2
Other	201.3	114.0
Total Revenue	$900.8	$1,077.3

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

	For the Three Months Ended
Location	April 1, 2021	April 2, 2020
United States	$624.2	$782.5
International
United Kingdom	136.3	184.1
Other	140.3	110.7
Total International	276.6	294.8
Total Revenue	$900.8	$1,077.3

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2021	2022	2023	2024 and After
Unsatisfied performance obligations	$2,115.3	$3,317.2	$4,310.2	$3,258.0

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

	April 1, 2021	December 31, 2020
Raw materials	$331.8	$337.3
Work-in-process(1)	989.5	1,000.6
Finished goods	48.2	58.1
Product inventory	1,369.5	1,396.0
Capitalized pre-production	26.3	26.3
Total inventory, net	$1,395.8	$1,422.3

(1)Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the periods ended April 1, 2021 and December 31, 2020, work-in-process inventory includes $365.0 and $351.2, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

Product inventory, summarized in the table above, is shown net of valuation reserves of $56.7 and $56.8 as of April 1, 2021 and December 31, 2020, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for three months ended April 1, 2021 includes period expense of $67.6 for excess capacity production costs related to temporary B737 MAX, A220 and A320 production schedule changes. Cost of sales also includes abnormal costs related to temporary workforce adjustments as a result of COVID-19 production pause, net of the U.S. employee retention credit and U.K. government subsidies for the three months ended April 1, 2021 of $2.1.

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	April 1, 2021	December 31, 2020
Land	$30.9	$30.8
Buildings (including improvements)	1,196.5	1,166.7
Machinery and equipment	2,128.0	2,120.5
Tooling	1,042.2	1,036.1
Capitalized software	282.6	282.5
Construction-in-progress	204.9	220.0
Total	4,885.1	4,856.6
Less: accumulated depreciation	(2,428.1)	(2,352.8)
Property, plant and equipment, net	$2,457.0	$2,503.8

Capitalized interest was $1.4 and $1.2 for the three months ended April 1, 2021 and April 2, 2020, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $34.4 and $30.5 for the three months ended April 1, 2021 and April 2, 2020, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.1 and $4.3 for the three months ended April 1, 2021 and April 2, 2020, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the period ended April 1, 2021, there were no events which would require the Company to update its impairment analysis.

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
The Company currently has operating and finance leases for items such as manufacturing facilities, corporate offices, manufacturing equipment, transportation equipment, and vehicles. The majority of the Company's active leases have remaining lease terms that range between less than one year to 18 years, some of which include options to extend the leases for up to 30 years, and some of which include options to terminate the leases within one year.

Components of lease expense:

	For the Three Months Ended
	April 1, 2021	April 2, 2020
Operating lease cost	$2.5	$2.2
Finance lease cost:
Amortization of assets	6.0	5.8
Interest on lease liabilities	1.6	1.6
Total net lease cost	$10.1	$9.6

Supplemental cash flow information related to leases was as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

	For the Three Months Ended
	April 1, 2021	April 2, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.4	$2.2
Operating cash flows from finance leases	$1.6	$1.6
Financing cash flows from finance leases	$8.9	$6.7

ROU assets obtained in exchange for lease obligations:
Operating leases	$1.0	$0.2

Supplemental balance sheet information related to leases:

	April 1, 2021	December 31, 2020
Finance leases:
Property and equipment, gross	$214.2	$214.2
Accumulated amortization	(51.1)	(45.1)
Property and equipment, net	$163.1	$169.1

The weighted average remaining lease term as of April 1, 2021 for operating and finance leases was 42.8 years and 5.2 years, respectively. The weighted average discount rate as of April 1, 2021 for operating and finance leases was 5.5% and 4.3%, respectively. The weighted average remaining lease term as of December 31, 2020 for operating and finance leases was 42.3 years and 5.5 years, respectively. The weighted average discount rate as of December 31, 2020 for operating and finance leases was 5.5% and 4.3%, respectively. See Note 15, Debt, for current and non-current finance lease obligations. There has not been a significant impact on lease terms, costs, cash flows, or balance sheet values, including any impairment of lease assets, as a result of the COVID-19 pandemic.

As of April 1, 2021, remaining maturities of lease liabilities were as follows:

	2021	2022	2023	2024	2025	2026 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$6.6	$8.8	$7.9	$7.4	$6.8	$170.0	$207.5	$(135.4)	$72.1
Financing Leases	$30.8	$37.2	$32.2	$25.4	$15.6	$24.7	$165.9	$(17.9)	$148.0

As of April 1, 2021, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $106.9 for manufacturing equipment, software, and facilities that are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 15 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

11.  Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	April 1, 2021	December 31, 2020
Prepaid expenses	$26.3	$16.3
Income tax receivable	312.4	315.3
Other assets- short term	5.8	4.7
Total other current assets	$344.5	$336.3

Other assets are summarized as follows:

	April 1, 2021	December 31, 2020
Deferred financing
Deferred financing costs	$0.9	$0.9
Less: Accumulated amortization - deferred financing costs	(0.5)	(0.5)
Deferred financing costs, net	$0.4	$0.4
Other
Supply agreements (1)	$10.7	$11.4
Equity in net assets of affiliates	2.7	3.1
Restricted cash - collateral requirements	19.5	19.5
Other	56.0	49.2
Total other long term assets	$89.3	$83.6

(1)    Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Goodwill is summarized as follows:

	April 1, 2021	December 31, 2020
Goodwill(1)	$583.9	$565.3

(1) The Bombardier Acquisition (as defined below) on October 30, 2020 resulted in the establishment of $486.8 of goodwill included in the balance reported at December 31, 2020, which was adjusted to $505.3 as of April 1, 2021 as a result of certain purchase price allocation adjustments recorded during the purchase price accounting measurement period based on additional information obtained. See also Note 24, Acquisitions. As of April 1, 2021, given the preliminary nature of the Bombardier Acquisition purchase price allocation, the Company has not yet allocated goodwill to the relevant reportable segments.

The total goodwill value includes no accumulated impairment loss in any of the periods presented. The goodwill balance as of April 1, 2021 excluding the balance of $505.3 resulting from the Bombardier Acquisition, was allocated $42.9 to the Fuselage Systems Segment, $33.1 to the Propulsion Systems Segment, and $2.6 to the Wing Systems Segment. The balance of goodwill by reportable segment as of December 31, 2020, excluding the balance of $486.8 resulting from the Bombardier Acquisition noted above, was $42.9 for the Fuselage Systems segment, $33.1 for the Propulsion Systems segment, and $2.5 for the Wing Systems segment. The change in the Wing Systems segment goodwill balance from December 31, 2020 reflects net exchange rate differences arising during the period.

The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended April 1, 2021, there were no events or circumstances which would require the Company to update its goodwill impairment analysis.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Intangible assets are summarized as follows:

	April 1, 2021	December 31, 2020
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	2.8	2.8
Developed technology asset(1)(2)	92.0	94.0
Customer relationships intangible asset(2)	121.1	124.1
Other	0.2	—
Total intangible assets	$218.1	$222.9
Less: Accumulated amortization - patents	(2.0)	(2.0)
Accumulated amortization - favorable leasehold interest	(1.8)	(1.8)
Accumulated amortization - developed technology asset	(4.2)	(2.6)
Accumulated amortization - developed technology asset	(3.1)	(1.3)
Intangible assets, net	$207.0	$215.2

(1) The acquisition of Fiber Materials Inc. on January 10, 2020 resulted in the establishment of a $30.0 intangible asset for developed technology.
(2) The Bombardier Acquisition resulted in the establishment of a $64.0 intangible asset for developed technology and a $124.1 intangible asset for customer relationships, which have been adjusted to $62.0 for intangible asset for developed technology and $121.1 for customer relationships related to the goodwill adjustment described above. See also Note 24, Acquisitions.

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Condensed Consolidated Balance sheet and the weighted average amortization is estimated to be the following as of April 1, 2021:

Year	Patents	Favorable leasehold interest	Developed Technology	Total
remaining in 2021	$0.1	$4.6	$5.0	$9.7
2022	0.1	6.1	6.8	13.0
2023	0.1	6.1	6.8	13.0
2024	0.1	6.1	6.8	13.0
2025	0.1	6.1	6.8	13.0
2026	0.1	6.1	6.8	13.0

Weighted average amortization period	8.3 years	14.3 years	17.6 years	16.2 years

12.  Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Special Business Provisions and General Terms Agreement (collectively, the “B787 Supply Agreement”) that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were initially scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, Spirit signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments that otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1,001 through 1,120. On December 21, 2018, Spirit signed a memorandum of agreement with Boeing that again suspended the advance repayments beginning with line unit

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

818. The advance repayments will resume at a lower rate of $0.45 per shipset at line number 1135 and continue through line number 1605.

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of April 1, 2021, the amount of advance payments received from Boeing under the B787 Supply Agreement and not yet repaid was approximately $212.

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, Spirit and Boeing entered into a Memorandum of Agreement on April 12, 2019 (the "2019 MOA"), which included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123, which was received during the third quarter of 2019. The parties entered into another memorandum of agreement on February 6, 2020 (the "2020 MOA"), which extended the repayment date of the $123 advance received by Spirit under the 2019 MOA to 2022. The 2020 MOA also required Boeing to pay $225 to Spirit in the first quarter of 2020, consisting of (i) $70 in support of Spirit’s inventory and production stabilization, of which $10 will be repaid by Spirit in 2021, and (ii) $155 as an incremental pre-payment for costs and shipset deliveries over the next two years. On February 9, 2021, Spirit signed a letter of agreement for Boeing to pay $38.5 to Spirit in the first quarter of 2021, which consisted of (i) $68.5 as additional pre-payment for the costs and shipset deliveries less the (ii) ($30) credit owed to Boeing for rate-based pricing premium. As of April 1, 2021, the amount of advance payments received from Boeing and not yet repaid was $130.5.

Advances on the Irkut Program. Irkut made an advance payment of $150 to Short Brothers plc, an indirect subsidiary of Holdings ("Shorts"), at the inception of the program in 2012 for the design and development of the Nacelle for the MC-21 aircraft. The remainder of $0.5 will be released in 2021.

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

At April 1, 2021, the Company’s long-term debt includes a senior secured term loan and senior notes described further under Note 15, Debt. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

	April 1, 2021			December 31, 2020
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	$389.2	$393.6	(2)	$389.6	$395.0	(2)
Floating rate notes	—	—		299.7	297.5	(1)
Senior notes due 2023	298.9	296.4	(1)	298.8	293.8	(1)
Senior secured first lien notes due 2025	494.2	522.9	(1)	493.9	521.2	(1)
Senior secured second lien notes due 2025	1,185.1	1,280.4	(1)	1,184.2	1,279.1	(1)
Senior notes due 2026	298.2	310.0	(1)	298.1	313.9	(1)
Senior notes due 2028	694.8	683.5	(1)	694.6	689.2	(1)
Total	$3,360.4	$3,486.8		$3,658.9	$3,789.7

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

14.  Derivative and Hedging Activities

The Company has traditionally entered into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values.

The Company has historically entered into derivative instruments governed by master netting arrangements that contain various netting and setoff provisions.

Derivatives Accounted for as Hedges

Cash Flow Hedges - Interest Rate Swaps

During the third quarter of 2019, Spirit entered into two interest rate swap agreements, designated as cash flow hedges by the Company, with a combined notional value of $450.0. On February 24, 2021, Spirit terminated its remaining swap agreement with a notional value of $150.0. As of April 1, 2021, the Company had no swaps outstanding.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") and recorded in earnings in the period in which the hedged transaction occurs. No gain or loss was recognized in AOCI for the three months ended April 1, 2021. For the three months ended April 1, 2021 a loss of $0.4 was reclassified from AOCI to earnings, and included in the interest expense line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statements of Cash Flows. For the three months ended April 1, 2021 a loss of $0.7 was reclassified from AOCI to earnings resulting from the termination of a swap agreement, and included in the other income line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statement of Cash Flows.

Cash Flow Hedges – Foreign Currency Forward Contract

On February 3, 2021, Shorts entered into a foreign currency forward contract, designated as a cash flow hedge, to purchase £100.0 for $137.1 on October 28, 2021, for purposes of hedging exposure to foreign currency risk on a contribution of £100.0 to be made to the Shorts' Pension on the first anniversary of the Bombardier Acquisition closing.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The gain recognized in AOCI was $1.2 for the three months ended April 1, 2021. Within the next 12 months, Shorts expects to recognize a gain of $1.2 in earnings related to the foreign currency forward contracts. As of April 1, 2021, the maximum term of the hedged forecasted transaction was 7 months.

15.  Debt

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Total debt shown on the balance sheet is comprised of the following:

	April 1, 2021		December 31, 2020
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	$3.9	$385.3	$3.9	$385.7
Floating Rate Notes	—	—	299.7	—
Senior notes due 2023	—	298.9	—	298.8
Senior secured first lien notes due 2025	—	494.2	—	493.9
Senior secured second lien notes due 2025	—	1,185.1	—	1,184.2
Senior notes due 2026	—	298.2	—	298.1
Senior notes due 2028	—	694.8	—	694.6
Present value of finance lease obligations	35.0	113.0	35.3	121.5
Other	1.3	55.7	1.8	56.1
Total	$40.2	$3,525.2	$340.7	$3,532.9

Credit Agreement

On October 5, 2020, Spirit entered into a term loan credit agreement (the “Credit Agreement”) providing for a $400.0 senior secured term loan B credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. On October 5, 2020, Spirit borrowed the full $400.0 of initial term loans available under the Credit Agreement.

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

As of April 1, 2021, the outstanding balance of the Credit Agreement was $399.0 and the carrying value was $389.2.

As of April 1, 2021, the Company was in compliance with all covenants in the Credit Agreement.

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

As of April 1, 2021, the outstanding balance of the First Lien 2025 Notes was $500.0 and the carrying value was $494.2.

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

As of April 1, 2021, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $298.2.

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

As of April 1, 2021, the outstanding balance of the Second Lien 2025 Notes was $1,200.0 and the carrying value was $1,185.1.

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

On February 24, 2021, Spirit redeemed the outstanding $300 million principal amount of the Floating Rate Notes. As of April 1, 2021, the outstanding balance of the Floating Rate Notes was $0.

As of April 1, 2021, the outstanding balance of the 2023 Notes and the 2028 Notes was $300.0 and $700.0, respectively, and the carrying value was $298.9 and $694.8, respectively.

As of April 1, 2021, the Company was in compliance with all covenants contained in the indentures governing the First Lien 2025 Notes, 2026 Notes, Second Lien 2025 Notes, 2023 Notes and 2028 Notes.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended
Components of Net Periodic Pension Expense/(Income)	April 1, 2021	April 2, 2020
Service cost	$10.8	$0.2
Interest cost	13.7	8.0
Expected return on plan assets	(39.4)	(17.3)
Curtailment loss (gain) (2)	—	33.0
Special termination benefits (1)	—	24.7
Net periodic pension expense (income)	$(14.9)	$48.6

	Other Benefits
	For the Three Months Ended
Components of Other Benefit Expense	April 1, 2021	April 2, 2020
Service cost	$0.2	$0.3
Interest cost	0.1	0.2
Amortization of prior service cost	(0.2)	(0.2)
Amortization of net gain	(0.4)	(0.5)
Curtailment (gain) loss (2)	—	(0.3)
Special termination benefits (1)	—	11.8
Net periodic other benefit expense (income)	$(0.3)	$11.3

(1) Special termination benefits for the three months ended April 2, 2020 is a combination of pension value plan, postretirement medical plan, and settlement accounting changes offset by a reduction in the Company's net benefit obligation. Due to settlement accounting, the Company remeasured the pension assets and obligations and retiree medical which resulted in a $116.8 and $4.3 impact to Other Comprehensive Income ("OCI"), respectively. This impact is included in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).

(2) Curtailment loss in the three months ended April 2, 2020 occurred as result of the Company’s Voluntary Retirement Program ("VRP") offered to eligible employees during the first quarter of 2020 and is included in other (expense) income in the Company's Condensed Consolidated Statements of Operations.

The components of net periodic pension expense (income) and other benefit expense, other than the service cost component, are included in other (expense) income in the Company's Condensed Consolidated Statements of Operations.

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $10.4 for the U.S. Supplemental Executive Retirement Plan (“SERP”) and U.S. post-retirement medical plans in 2021. The Company’s projected contributions to the U.K. pension plan for 2021 are $1.9. Additionally, the Company expects to contribute $181.8 for the Shorts' Pension, the Shorts' Executive Benefits Scheme, and the Shorts' Postretirement Medical Plan. The entire amount contributed can vary based on exchange rate fluctuations.

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

The Company recognized a net total of $6.6 and $9.8 of stock compensation expense for the three months ended April 1, 2021 and April 2, 2020, respectively.

During the three months ended April 1, 2021, 346,896 time or service-based restricted stock units ("RSUs") and 30,024 time or service-based restricted stock awards ("RSAs") were granted with aggregate date fair values of $16.1 under the Company's LTIP. Awards generally vest over a two or three-year period, beginning on the date of grant. Values for these awards are based on the value of Common Stock on the grant date.

During the three months ended April 1, 2021, 161,954 performance-based restricted stock units ("PBRSUs") were granted with aggregate grant date fair value of $9.8 under the Company’s LTIP. These awards are earned based on Holdings’ total shareholder return relative to its peer group over a three year performance period. Values for these awards are initially measured on the grant date using the estimated payout levels derived from a Monte Carlo valuation model.

During the three months ended April 1, 2021, 202,153 shares of Common Stock with an aggregate grant date value of $14.2 vested under the Company's LTIP.

18. Income Taxes

The process for calculating the Company’s income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability and whether a valuation allowance is necessary.

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding our prior earnings history including the forward losses previously recognized in the U.S., the Company recorded an incremental valuation allowance of $40.2 for the period ended April 1, 2021. As of April 1, 2021, the total net U.S. deferred tax asset was $190.5. The net U.S. deferred tax liability after the recording valuation allowances was $0.2. The change from December 31, 2020 is additional valuation allowance recognized on the deferred tax assets generated from the 2021 activity.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon cumulative losses generated in the U.K. Valuation allowances recorded against U.K. deferred tax assets in the period ended April 1, 2021 were $6.2. This is comprised of $3.5 for opening balance sheet adjustments related to Bombardier Acquisition, $0.6 related to OCI and $2.1 from continuing operations. As of April 1, 2021, the total net U.K. deferred tax asset before the valuation allowance was $187.2. The net U.K. deferred tax liability after valuation allowance was $9.8.

The Company will continue to regularly assess the potential for realization of its net deferred tax assets in future periods. Changes in future earnings projections, among other factors, may cause the Company to record a valuation allowance against some or all of its net deferred tax assets, which may materially impact its income tax expense in the period the Company determines that these factors have changed.

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
The 1.0% effective tax rate for the three months ended April 1, 2021 differs from the 35.1% effective tax rate for the same period of 2020 primarily due to the valuation allowance recorded in 2021. As the Company is currently reporting a pre-tax loss for the three months ended April 1, 2021, increases to tax expense result in a decrease to the effective tax rate and decreases to tax expense result in an increase to the effective tax rate.

As of April 1, 2021, the Company had deferred $33.0 of employer payroll taxes, as allowed by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. As of April 1, 2021, the Company has recorded an estimated pre-tax employee retention credit of approximately $18.6 related to calendar year 2020. The Company is evaluating its eligibility to continue with the pre-tax employee retention credit or to avail itself of the Aviation Manufacturing Jobs Protection Program. In addition, as of April 1, 2021, the Company had recorded a deferral of $31.8 of VAT payments with the option to pay in smaller payments through the end of March 31, 2022 interest free under the United Kingdom deferral scheme.
The Company's federal audit for the 2020 tax year is in process under the Internal Revenue Service Compliance Assurance Program ("CAP"). The Company will continue to participate in the CAP program for the 2021 tax year. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  The Company has an open tax audit in the Kingdom of Morocco for the tax years ended prior to the Company's ownership of the Moroccan legal entity. The company has been notified of the opening of a French Tax Audit Control for the tax years 2018 and 2019.

19.  Equity

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of Common Stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of Common Stock and, when dilutive, potential outstanding shares of Common Stock during the measurement period.

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of April 1, 2021, no treasury shares have been reissued or retired.

The total authorization amount remaining under the current share repurchase program is approximately $925.0. During the three month period ended April 1, 2021, the Company did not repurchase any shares of its Common Stock under this share repurchase program. Share repurchases are currently on hold pending the outcome of the COVID-19 pandemic. The Credit Agreement imposes restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

	For the Three Months Ended
	April 1, 2021			April 2, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(171.6)	104.1	$(1.65)	$(162.9)	103.7	$(1.57)
Income allocated to participating securities	—	—		(0.1)	—
Net loss	$(171.6)			$(163.0)

Diluted potential common shares					—
Diluted EPS
Net loss	$(171.6)	104.1	$(1.65)	$(163.0)	103.7	$(1.57)

Included in the outstanding Common Stock were 1.3 million and 1.5 million of issued but unvested shares at April 1, 2021 and April 2, 2020, respectively, which are excluded from the basic Earnings Per Share ("EPS") calculation.

Common shares of 1.3 million and 0.7 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three months ended April 1, 2021 and April 2, 2020, as the effect would have been antidilutive. Additionally, diluted EPS for the three months ended April 1, 2021 and April 2, 2020 excludes 0.2 million and 0.3 million shares, respectively, that may be dilutive common shares in the future, but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	April 1, 2021	December 31, 2020
Pension	$(116.5)	$(112.0)
Interest swaps	—	(0.9)
SERP/Retiree medical	14.0	14.5
Derivatives - foreign currency hedge	1.2	—
Foreign currency impact on long term intercompany loan	(11.2)	(11.8)
Currency translation adjustment	(37.5)	(43.9)
Total accumulated other comprehensive loss	$(150.0)	$(154.1)

Amortization or curtailment cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the Condensed Consolidated Statements of Operations was $0.6 and $1.0 for the three months ended April 1, 2021 and April 2, 2020, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Rights Plan

On April 22, 2020, the Company’s Board of Directors declared a dividend of one right (a “Right”) for each outstanding share of Common Stock held of record at the close of business on May 1, 2020 (the “Record Time”), and adopted a stockholder rights plan, as set forth in the Stockholder Protection Rights Agreement, dated as of April 22, 2020 (the “Rights Agreement”), between the Company and Computershare Inc., as Rights Agent. Generally, the Rights may cause substantial dilution to a person or group that acquires 10% (or 20% in the case of a passive institutional investor) or more of the Common Stock unless the Rights are first redeemed or the Rights Agreement is terminated by the Board. While the Rights will not prevent a takeover of the Company, they may discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. Nevertheless, the Rights will not interfere with a Board-approved transaction that is in the best interests of the Company and its stockholders because the Rights can be redeemed, or the Rights Agreement terminated, on or prior to the consummation of such a transaction. Prior to exercise, the Rights do not confer voting or dividend rights. The Rights Agreement expired on April 22, 2021 per its terms.

20.  Commitments, Contingencies and Guarantees

Litigation

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

Guarantees

Outstanding guarantees were $19.6 and $19.6 at April 1, 2021 and December 31, 2020, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $19.5 and $19.5 of restricted cash as of April 1, 2021 and December 31, 2020, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $8.1 as of April 1, 2021 and December 31, 2020. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however, the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $12.1 as of April 1, 2021 and December 31, 2020.

The following is a roll forward of the service warranty and extraordinary rework balance at April 1, 2021:

Balance, December 31, 2020	$76.9
Charges (release) to costs and expenses	(0.3)
Payouts	(1.0)
Exchange rate	—
Balance, April 1, 2021	$75.6

21.  Other (Expense) Income, Net

Other (expense) income, net is summarized as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

	For the Three Months Ended
	April 1, 2021	April 2, 2020
Kansas Development Finance Authority bond	$0.9	$1.1
Interest income	0.6	6.9
Foreign currency (losses) gains (1)	(8.9)	5.4
Loss on foreign currency contract and interest rate swaps	(0.8)	0.1
Loss on sale of accounts receivable	(1.6)	(3.1)
Pension income (loss) (2)	26.1	(59.6)
ASC 326 credit loss reserve	(1.0)	—
Intangible assets amortization	(2.3)	—
Other	(0.2)	0.2
Total	$12.8	$(49.0)

(1) Foreign currency gains and losses are due to the impact of movement in foreign currency exchange rates on long-term contractual rights/obligations, as well as cash and both trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.

(2) Pension income for the three months ended April 1, 2021 includes $15.4 of income related to Belfast pension plan. Pension expense for the three months ended April 2, 2020 includes $69.2 of expense related to the voluntary retirement program.

22.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. Revenue from Boeing represents a substantial portion of the Company's revenues in all segments. The Wing Systems Segment also includes significant revenues from Airbus. Approximately 78% of the Company's net revenues for the three months ended April 1, 2021 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of non-recurring contracts, sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development, and unallocated cost of sales.

Corporate selling, general and administrative expenses include centralized functions such as accounting, treasury, and human resources that are not specifically related to the Company's operating segments and are not allocated in measuring the operating segments’ profitability and performance and net profit margins. Research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment. Restructuring costs represent corporate level charges related to the closure of the San Antonio and McAlester sites. Unallocated cost of sales includes general costs not directly attributable to segment operations, such as warranty, early retirement and other incentives. All of these items are not specifically related to the Company’s operating segments and are not utilized in measuring the operating segments’ profitability and performance.

The Company’s Fuselage Systems Segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer). The Fuselage Systems Segment manufactures products at the Company's facilities in Wichita, Kansas; Tulsa and McAlester, Oklahoma; San Antonio, Texas; Kinston, North Carolina; Biddeford, Maine; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia. The Fuselage Systems Segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

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

The following table shows segment revenues and operating income for the three months ended April 1, 2021 and April 2, 2020:

	Three Months Ended
	April 1, 2021	April 2, 2020
Segment Revenues
Fuselage Systems	$437.1	$551.5
Propulsion Systems	226.5	225.2
Wing Systems	223.6	291.4
All Other	13.6	9.2
	$900.8	$1,077.3
Segment Operating Income (Loss)
Fuselage Systems(1)	$(59.8)	$(86.4)
Propulsion Systems(2)	16.7	(5.3)
Wing Systems(3)	(18.9)	13.6
All Other	1.2	1.8
	$(60.8)	$(76.3)
SG&A	(57.6)	(77.4)
Research and development	(8.2)	(12.3)
Unallocated cost of sales	0.7	(1.5)
Total operating income	$(125.9)	$(167.5)

(1) The three months ended April 1, 2021 includes excess capacity production costs of $42.6 related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $0.7 for temporary workforce adjustments as a result of COVID-19 production pause net of U.S. employee retention credit and U.K. government subsidies, $1.8 of restructuring costs. The three months ended April 2, 2020 includes excess capacity cost of $51.2 related to the B737 MAX production schedule adjustment that began on January 1, 2020, $15.3 of abnormal costs for temporary workforce adjustments resulting from the Boeing production suspension which began on March 25, 2020 related to COVID-19, and $30.1 of restructuring costs.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

(2) The three months ended April 1, 2021 includes excess capacity production costs of $7.2 related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $0.1 for temporary workforce adjustments as a result of COVID-19 production pause net of U.S employee retention credit, and $(0.2) of restructuring costs. The three months ended April 2, 2020 includes excess capacity cost of $15.8 related to the B737 MAX production schedule adjustment that began on January 1, 2020, $6.2 of abnormal costs for temporary workforce adjustments resulting from the Boeing production suspension which began on March 25, 2020 related to COVID-19, and $8.8 of restructuring costs.
(3) The three months ended April 1, 2021 includes excess capacity production costs of $17.8 related to the temporary B737 and A220 MAX and A320 production schedule changes, abnormal costs of $1.3 for temporary workforce adjustments as a result of COVID-19, net of U.S employee retention credit and U.K government subsidies, $0.5 of restructuring costs. The three months ended April 2, 2020 includes excess capacity cost of $6.4 related to the B737 MAX production schedule adjustment that began on January 1, 2020, $3.9 of abnormal costs for temporary workforce adjustments resulting from the Boeing production suspension which began on March 25, 2020 related to COVID-19, and $3.7 of restructuring costs.

23.  Restructuring Costs

The Company's results of operations for both the three months ended April 1, 2021 and the three months ended April 2, 2020 include restructuring costs related to actions the Company has taken to align costs to updated production levels that have been directed by the Company's customers (restructuring activity). Largely beginning in the three month period ended April 2, 2020, the Company's customers, including Boeing and Airbus, significantly reduced their overall production rates as a result of the COVID-19 pandemic and, in the case of Boeing, the B737 MAX grounding. The restructuring activity materially affected the scope of operations and manner in which business is conducted by the Company compared to periods prior to the restructuring activities.
Restructuring costs are presented separately as a component of operating loss on the Condensed Consolidated Statement of Operations. The total restructuring costs of $2.1 for the three months ended April 1, 2021 includes cost related to McAlester and San Antonio site closures. For the three months ended April 2, 2020, total restructuring costs of $42.6 were comprised of $31.5 related to involuntary workforce reductions and $11.1 related to a VRP.
Of the $2.1 total restructuring cost for the three months ended April 1, 2021, $1.2 was paid during the three-month period ended April 1, 2021 and the remaining $0.9 is recorded in the accrued expenses line item on the balance sheet as of April 1, 2021.
The costs of the restructuring plan are included in segment operating margins. The total amount for the three month period ended April 1, 2021 for each segment is $1.8 for the Fuselage Systems Segment, ($0.2) for the Propulsion Systems Segment, and $0.5 for the Wing Systems Segment. The total amount for the three month period ended April 2, 2020 for each segment is $30.1 for the Fuselage Systems Segment, $8.8 for the Propulsion Systems Segment, and $3.7 for the Wing Systems Segment.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Acquisition-related expenses were $0.1 and $11.0 for the three months ended April 1, 2021 and April 2, 2020, respectively, and are included in selling, general and administrative costs on the Condensed Consolidated Statement of Operations.

Bombardier

On October 30, 2020, Spirit and Spirit AeroSystems Global Holdings Limited, wholly owned subsidiaries of the Company, completed their previously announced acquisition of the outstanding equity of Short Brothers plc (“Shorts”) and Bombardier Aerospace North Africa SAS, and substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Business”), along with the assumption of certain liabilities of Shorts and BANA (the “Bombardier Acquisition”).

The Bombardier Acquired Businesses are global leaders in aerostructures and fabrication, delivering composite and metallic wing components, nacelles, fuselages and tail assemblies, along with high-value mechanical assemblies made out of aluminum, titanium and steel. The backlog of work includes long-term contracts on the Airbus aircraft family, along with Bombardier business and regional jets. The acquisition is in line with the Company’s growth strategy of increasing Airbus content, developing low-cost country footprint, and growing the Company’s aftermarket business. The Bombardier Acquired Businesses are included within the Fuselage Systems, Propulsion Systems, and Wing Systems reporting segments. Refer to Note 22, Segment Information for additional information about the Company’s segments.

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

The $275 cash consideration, along with these assumed liabilities, results in a total enterprise value of $895. The Company agreed to procure payment of a special contribution of £100 to the Shorts pension scheme on October 30, 2021. In addition, included within the liabilities assumed is approximately $292.5 in forward loss contracts. Refer to Note 4 Changes in Estimates for additional information on the Company’s forward loss provisions.

Acquisition-related expenses were $1.3 and $1.0 for the three months ended April 1, 2021 and April 2, 2020, respectively, and are included in selling, general and administrative costs on the Condensed Consolidated Statement of Operations.

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

The Company also identified contractual obligations with customers on certain contracts with economic returns that are lower than could be realized in market transactions as of the acquisition date. The Company measured these liabilities under the

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

measurement provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Significant assumptions were used to determine the fair value of the loss contract reserves using the discounted cash flow model including discount rates, forecasted quantities of products to be sold under the long-term contracts and market prices for respective products. These were forward looking assumptions that could be affected by future economic and market conditions. Based on the estimated net cash outflows of the programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, the Company recorded assumed liabilities of approximately $292.5 in connection with the Bombardier Acquisition. These liabilities are shown within the Forward loss provision on the Consolidated Balance Sheet for the period ended April 1, 2021. These liabilities will be liquidated in accordance with the underlying pattern of obligations, as reflected by the expenses incurred on the contracts, as a reduction to cost of sales. Total consumption of the contractual obligation in 2020 was $7.2. Total consumption of the contractual obligation for the next five year, based upon the assumptions referenced above is expected to be as follows: $16.1 in 2021, $45.9 in 2022, $71.5 in 2023, $85.0 in 2024, and $66.8 in 2025.

The Company expects to substantially finalize its purchase price allocation by October 30, 2021 after the Company further analyzes and assesses a number of the factors used in establishing the fair values of assets acquired and liabilities assumed as of the Bombardier Acquisition date including, but not limited to, contractual and operational factors underlying the customer-related intangible assets and property, plant and equipment; details surrounding tax matters; and assumptions underlying certain existing or potential reserves, such as those for product warranties and environmental matters. Based on additional information obtained during the three month measurement period ended April 1, 2021, the Company recognized the following adjustments to its preliminary purchase price allocation, which are included below: Intangible assets decreased by $5.0, forward loss liability increased by $10.9, accounts receivable decreased by $2.2 and inventory decreased by $0.4. As a result of these adjustments, as of April 1, 2021, the recognized goodwill was adjusted from $486.8 to $505.3. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation table below.

The preliminary purchase price allocation of the assets acquired and the liabilities assumed at the acquisition date is as follows:

At October 30, 2020
Cash and cash equivalents	$4.4
Accounts receivable, net	91.9
Inventory	251.6
Other current assets	11.1
Intangible assets, net	183.1
Other non-current assets	11.7
Property and equipment, net	373.6
Right of use asset	27.7
Goodwill	505.3
Total assets acquired	$1,460.4

Accounts payable	$90.4
Accrued payroll and employee benefits	113.8
Forward loss provision, short-term	23.3
Other current liabilities	31.5
Forward loss provision, long-term	269.2
Other non-current liabilities	313.4
Operating lease liabilities, long-term	27.5
Retirement benefits	316.3
Total liabilities assumed	$1,185.4
Net assets acquired	$275.0

The preliminary amounts allocated to the intangible assets identified are as consist of the follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

	Amount	Amortization Period
		(in years)
Developed Technology	$62.0	15.0
Customer Relationships	$121.1	18.0
Total intangible assets	$183.1

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

The goodwill recognized is attributable primarily to expected synergies and intangible assets that do not qualify for separate recognition, such as the acquired assembled workforce. We expect $24.8 of the goodwill to be deductible for income tax purposes. As of April 1, 2021, given the preliminary nature of the Bombardier Acquisition purchase price allocation and time constraints, the Company has not yet allocated goodwill to the relevant reporting units and or reportable segments.

The results of operations of the Bombardier Acquired Businesses are included in the Company’s Consolidated Statements of Operations for the three months ended April 1, 2021. The following summary, prepared on a pro-forma basis, represents the unaudited consolidated results of operations for the three months ended April 1, 2021 and April 2, 2020 as if the Bombardier Acquisition had been completed as of January 1, 2020. The pro-forma results include the impact of any post-acquisition adjustments directly attributable to the acquisition and the impact of adjustments such as the recognition of additional depreciation and amortization expense, and the related income tax effects. This pro-forma presentation does not include any impact of transaction synergies. The pro-forma results are not necessarily indicative of what the results of operations would have been had the Bombardier Acquisition occurred during the periods presented, nor does they purport to represent results for any future periods.

	For the Three Months Ended
	April 1, 2021	April 2, 2020
Revenue - as reported	$900.8	$1,077.3
Revenue - pro-forma	900.8	1,226.7
Net (loss) income - as reported	$(171.6)	$(163.0)
Net (loss) income - pro-forma	(171.6)	(152.3)
Earnings Per Share - Diluted - as reported	$(1.65)	$(1.57)
Earnings Per Share - Diluted - pro-forma	(1.65)	(1.47)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates or requires, as used in this Quarterly Report, references to “we,” “us,” “our,” and the “Company” refer to Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries. References to “Spirit” refer only to our subsidiary, Spirit AeroSystems, Inc., and references to “Spirit Holdings” or “Holdings” refer only to Spirit AeroSystems Holdings, Inc.

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
• demand for our products and services and the general effect of economic or geopolitical conditions, or other events, such as pandemics, in the industries and markets in which we operate in the U.S. and globally;
• the timing and conditions surrounding the full worldwide return to service (including receiving the remaining regulatory approvals) of the B737 MAX, future demand for the aircraft, and any residual impacts of the B737 MAX grounding on production rates for the aircraft;
• our reliance on Boeing and Airbus for a significant portion of our revenues;
• the business condition and liquidity of our customers and their ability to satisfy their contractual obligations to the Company;
• the certainty of our backlog, including the ability of customers to cancel or delay orders prior to shipment;
• our ability to accurately estimate and manage performance, cost, margins, and revenue under our contracts, and the potential for additional forward losses on new and maturing programs;
• our accounting estimates for revenue and costs for our contracts and potential changes to those estimates;
• our ability to continue to grow and diversify our business, execute our growth strategy, and secure replacement programs, including our ability to enter into profitable supply arrangements with additional customers;
• the outcome of product warranty or defective product claims and the impact settlement of such claims may have on our accounting assumptions;
• our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components;
• our ability and our suppliers’ ability to meet stringent delivery (including quality and timeliness) standards and accommodate changes in the build rates of aircraft;
• our ability to maintain continuing, uninterrupted production at our manufacturing facilities and our suppliers’ facilities;
• competitive conditions in the markets in which we operate, including in-sourcing by commercial aerospace original equipment manufacturers;
• our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing, Airbus and other customers;
• our ability to effectively integrate the acquisition of select assets of Bombardier along with other acquisitions that we pursue, and generate synergies and other cost savings therefrom, while avoiding unexpected costs, charges, expenses, and adverse changes to business relationships and business disruptions;
• the possibility that our cash flows may not be adequate for our additional capital needs;
• any reduction in our credit ratings;

• our ability to access the capital markets to fund our liquidity needs, and the costs and terms of any additional financing;
• our ability to avoid or recover from cyber or other security attacks and other operations disruptions;
• legislative or regulatory actions, both domestic and foreign, impacting our operations, including the effect of changes in tax laws and rates and our ability to accurately calculate and estimate the effect of such changes;
• our ability to recruit and retain a critical mass of highly skilled employees;
• our relationships with the unions representing many of our employees, including our ability to avoid labor disputes and work stoppages with respect to our union employees;
• spending by the U.S. and other governments on defense;
• pension plan assumptions and future contributions;
• the effectiveness of our internal control over financial reporting;
• the outcome or impact of ongoing or future litigation, arbitration, claims, and regulatory actions or investigations, including our exposure to potential product liability and warranty claims;
• adequacy of our insurance coverage;
• our ability to continue selling certain receivables through our supplier financing programs;
• and the risks of doing business internationally, including fluctuations in foreign currency exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws, and domestic and foreign government policies.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the section captioned “Risk Factors” in our most recent Annual Report on Form 10-K for a more complete discussion of these and other factors that may affect our business.

COVID-19

During the three months ended April 1, 2021, the COVID-19 pandemic continued to have a significant negative impact on the aviation industry, our customers, and our business globally. Distribution and administration of vaccines generally progressed during the period, and travel advisories and restrictions generally eased, however, due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that COVID-19 will have on our business going forward, including for the reasons stated in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K").

Our expectation is that our business operations will not improve until our customers are willing to produce aircraft at sufficient levels, which is dependent upon the public's willingness to use aircraft travel, sufficient OEM orders (without suspension) from airlines and the financial resources of airlines, other companies and individuals.

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

According to Boeing, other global regulatory approvals/certifications are expected in 2021. Boeing's deliveries of the B737 MAX resumed in the fourth quarter of 2020 when the FAA rescinded the order that grounded B737 MAX aircraft in the United States. During the three month period ended April 1, 2021, Boeing had continued to receive orders for the B737MAX, and several air carriers resumed flights on the aircraft.

In 2021, we expect that ongoing demand challenges from the 737 MAX grounding will continue to be exacerbated by the COVID-19 pandemic because other programs that mitigate the strain of the lower B737 MAX production rate continue to be suspended or producing at lower rates. We expect air travel demand will improve from 2020 levels as COVID-19 vaccinations are administered globally. The overall pace of any recovery of air travel demand will depend on availability, speed and acceptance of vaccinations, the speed at which COVID-19 may mutate, effectiveness of vaccines on new strains of the COVID-19 virus, government travel restrictions and availability and speed of test results. We expect that domestic air travel demand will recover sooner than international air travel demand and, as a result, we expect that the B737 MAX and other narrowbody production rates will recover to pre-pandemic levels before widebody production rates. For additional information, see the “Risk Factors” section of our 2020 Form 10-K.

B787 Program

In the year ended December 31, 2020, Boeing announced B787 production rate changes from 10 aircraft per month to 5 aircraft per month. This resulted in an incremental forward loss charge of $192.5 million for the year ended December 31, 2020. During the year ended December 31, 2020 our focus was on achieving cost reductions in our manufacturing and supply chain.

During the fourth quarter of 2020, as Boeing was reviewing its B787 Dreamliner production system, we began analyzing our own B787 production system. During the quarter ended April 1, 2021, we continued to evaluate data received from Boeing, and further refined the areas of the B787 which could require re-work. With the data we have collected so far and based upon requests from Boeing, we have completed an initial assessment regarding the rework required and determined that an amount of $29.3 million is our best estimate for a probable loss as of April 1, 2021. This amount is management’s estimate of costs related to engineering changes and rework and constitutes the forward loss charge for the B787 program recorded for the quarter ended April 1, 2021 based upon all available information as of such date. Changes to the scope of quality issues may increase or decrease the total estimated provision as of April 1, 2021. Additionally, further production rate changes or claims relating to inspection and rework costs could result in additional incremental forward loss charges.

Due to B787 production issues, in the first quarter of 2021, B787 employees were temporarily furloughed for the three weeks. We expect there may be future headcount reductions to align to reduced production rates.

Recoverability and Impairment Tests of Current and Noncurrent Assets

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

The uncertainties associated with the duration of the COVID-19 pandemic increase the difficulty in estimating the potential impact of these factors. Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, April 1, 2021. Subsequent to this date, it is reasonably possible that changes to the global economic situation and to public securities markets as a consequence of the COVID-19 pandemic could alter estimates as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment.

At April 1, 2021, the net book value of long-lived assets was $2,457.0 million and the balance of intangible assets was $207.0 million. For the period ended April 1, 2021, there were no events which would require the Company to update its impairment analysis.

As of April 1, 2021, the balance of goodwill was $583.9 million. Goodwill primarily represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the acquisition of Fiber Materials Inc.

("FMI") in the first quarter of 2020 and the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the Bombardier Acquisition (as defined below) in the fourth quarter of 2020. The Company assesses goodwill for impairment annually as of the first day of the fourth quarter, or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended April 1, 2021, there were no events or circumstances which would require the Company to update its goodwill impairment analysis. As discussed above, due to the inherent uncertainties of the current operating environment, we will continue to evaluate our reporting units for events or circumstances that indicate that their fair values may be lower than their carrying values.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended
	April 1, 2021	April 2, 2020
	($ in millions)
Revenue	$900.8	$1,077.3
Cost of sales	958.8	1,112.5
Gross loss	(58.0)	(35.2)
Selling, general and administrative	57.6	77.4
Restructuring costs	$2.1	42.6
Research and development	8.2	12.3
Operating loss	(125.9)	(167.5)
Interest expense and financing fee amortization	(59.8)	(32.2)
Other income (expense), net	12.8	(49.0)
Loss before income taxes and equity in net loss of affiliate	(172.9)	(248.7)
Income tax benefit	1.7	87.2
Loss before equity in net loss of affiliate	(171.2)	(161.5)
Equity in net loss of affiliate	(0.4)	(1.5)
Net loss	$(171.6)	$(163.0)

Comparative shipset deliveries by model are as follows:

	Three Months Ended
Model	April 1, 2021	April 2, 2020
B737	29	18
B747	1	2
B767	10	6
B777	5	9
B787	15	40
Total Boeing	60	75
A220	12	15
A320 Family	130	188
A330	5	8
A350	12	26
Total Airbus	159	237
Total Business and Regional Jets (1)	50	12
Total	269	324

(1) Beginning in the fourth quarter of 2020, total business/regional jet deliveries include deliveries related to the Bombardier Acquisition.

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

Net revenues by prime customer are as follows:

	Three Months Ended
Prime Customer	April 1, 2021	April 2, 2020
	($ in millions)
Boeing	$467.9	$676.1
Airbus	231.6	287.2
Other	201.3	114.0
Total net revenues	$900.8	$1,077.3

Changes in Estimates

During the first quarter of 2021, we recognized unfavorable changes in estimates of $78.2 million, which included net forward charges of $72.4 million, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2021 of $5.8 million. The forward losses in the first quarter relate primarily to the B767 program due to cost performance, B787 program primarily driven by engineering analysis and the estimated cost of re-work, and A350 program primarily driven by schedule changes and costs for tooling and build process quality improvements.

During the same period in the prior year, we recognized total unfavorable changes in estimates of $27.9 million, which included net forward loss charges of $19.7 million, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2020 of $8.2 million.

Three Months Ended April 1, 2021 as Compared to Three Months Ended April 2, 2020

Revenue.  Net revenue for the three months ended April 1, 2021 was $900.8 million, a decrease of $176.5 million, or 16.4%, compared to net revenue of $1,077.3 million for the same period in the prior year. The decrease in revenue was driven by customer-directed lower production on B787, B777, A350, and A320 programs and a decrease in aftermarket sales from the same period in the prior year. The decrease was partially offset by an increase from the prior period in B737 MAX and defense program revenue and revenue from our recently acquired A220 wing and Bombardier programs. Approximately 78% and 89% of Spirit’s net revenues for the first quarter of 2021 and 2020, respectively, came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing decreased to 60 shipsets during the first quarter of 2021, compared to 75 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the B787 program, partially offset by increased deliveries on the B737 MAX program. Total production deliveries to Airbus decreased to 159 shipsets during the first quarter of 2021, compared to 237 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the A320 and A350 programs. Production deliveries for programs recently acquired in the Bombardier Acquisition are reflected in the business/regional jet components that increased to 50 shipsets during the first quarter of 2021, compared to 12 shipsets delivered in the same period of the prior year. In total, production deliveries decreased to 269 shipsets during the first quarter of 2021, compared to 324 shipsets delivered in the same period of the prior year.
Gross (Loss) Profit.  Gross Loss was ($58.0) million for the three months ended April 1, 2021, compared to Gross Loss of ($35.2) million for the same period in the prior year. The increase was primarily driven by additional forward losses in the quarter on the B787 program primarily driven by engineering analysis and the estimated cost of re-work, and the A350 program primarily driven by schedule changes and costs for tooling and build process quality improvements. The forward loss charges on the B787 and A350 programs, and margin deterioration on the B737 MAX program, were partially offset by excess capacity and abnormal production costs that were lower in the first quarter of 2021 than the first quarter of 2020. The excess capacity production costs were driven by temporary production schedule changes on B737 MAX and A320 programs. In the first quarter of 2021, we recognized $67.6 million of excess capacity production costs and $2.1 million of net temporary workforce adjustments as a result of COVID-19, compared to prior year excess capacity cost of $73.4 million and abnormal costs related to temporary workforce adjustments of $25.4 million. In the first quarter of 2021, we recognized $5.8 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2021, and $72.4 million of net forward loss charges related to the B787, B747, B767, and A350 programs. In the first quarter of 2020, we recorded $8.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2020, and $19.7 million of net forward loss charges related to the B747, B787, A350, and BR725 programs.

SG&A and Research and Development.  SG&A expense was $19.8 million lower for the three months ended April 1, 2021, compared to the same period in the prior year, reflecting cost reduction initiatives and lower acquisition related expenses for the period. Research and development expense was $4.1 million lower for the three months ended April 1, 2021, compared to the same period in the prior year.

Restructuring Costs. Restructuring costs for cost-alignment and headcount reductions as a result of B737 MAX grounding and COVID-19 impacts decreased $40.5 million for the three months ended April 1, 2021, compared to the same period in the prior year. The variance reflects the relatively higher cost-alignment and headcount reduction activity seen in the prior year period.

Operating (Loss) Income.  Operating loss for the three months ended April 1, 2021 was ($125.9) million, an improvement of $41.6 million, compared to operating loss of ($167.5) million for the same period in the prior year. The improvement reflects the increased gross loss on sales and offsetting reductions to restructuring costs, SG&A costs, and research and development costs mentioned above.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended April 1, 2021 increased $27.6 million compared to the same period in the prior year. The three months ended April 1, 2021 includes $48.6 million of interest and fees paid or accrued in connection with long-term debt and $2.4 million in amortization of deferred financing costs and original issue discount, compared to $26.7 million of interest and fees paid or accrued in connection with long-term debt and $2.1 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. The remaining variance from the comparable prior period is driven by interest expense recognized on the repayable investment agreement with the Department for Business, Energy and Industrial Strategy of the Government of the United Kingdom. See also Note 24, Acquisitions.

Other (Expense) Income, net. Other income, net for the three months ended April 1, 2021 was $12.8 million, compared to a net expense of $49.0 million for the same period in the prior year. The increase in other income primarily reflects a net pension loss recognized in the prior year period related to a voluntary retirement program. This increase related to net pension income in the current year period was partially offset by foreign exchange losses and lower interest income as compared to the prior year period.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing asset and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of April 1, 2021. The net valuation allowance was increased by $40.2 million in the U.S. and by $6.2 million in the UK for the three months ended April 1, 2021.

The income tax benefit for the three months ended April 1, 2021 includes $1.2 million for federal taxes, ($1.3) million for state taxes and ($1.6) million for foreign taxes. The income tax provision for the three months ended April 2, 2020 includes ($47.0) million for federal taxes, ($43.8) million for state taxes and $3.6 million for foreign taxes. The effective tax rate for the three months ended April 1, 2021 is 1.0% as compared to 35.1% for the same period in 2020. As we are reporting a pre-tax loss for the three months ended April 1, 2021, increases to tax expense result in a decrease to our effective tax rate and decreases to tax expense result in an increase to our effective tax rate.

The decrease from the U.S. statutory tax rate (resulting in incremental tax expense) is attributable primarily to the impact of the valuation allowance recognized on US and UK deferred tax assets.

Spirit filed its tentative federal income tax return for the year ended December 31, 2020 and the respective net operating loss carryback claim on March 15, 2021. This filing includes a federal income tax refund claim of approximately $300 million, which is classified as an other current asset.

Segments.  The following table shows segment revenues and operating income for the three months ended April 1, 2021 and April 2, 2020:

	Three Months Ended
	April 1, 2021	April 2, 2020
	($ in millions)
Segment Revenues
Fuselage Systems	$437.1	$551.5
Propulsion Systems	226.5	225.2
Wing Systems	223.6	291.4
All Other	13.6	9.2
	$900.8	$1,077.3
Segment Operating (Loss) Income
Fuselage Systems	$(59.8)	$(86.4)
Propulsion Systems	16.7	(5.3)
Wing Systems	(18.9)	13.6
All Other	1.2	1.8
	(60.8)	(76.3)
SG&A	(57.6)	(77.4)
Research and development	(8.2)	(12.3)
Unallocated cost of sales (1)	0.7	(1.5)
Total operating (loss) income	$(125.9)	$(167.5)

(1) Includes $0.3 million reversal of warranty expense and $1.3 million warranty expense for the three months ended April 1, 2021 and April 2, 2020, respectively.

Fuselage Systems Segment, Propulsion Systems Segment, Wing System Segment, and All Other represented approximately 49%, 25%, 25% and 1%, respectively, of our net revenues for the three months ended April 1, 2021 and approximately 51%, 21%, 27% and 1% respectively, of our net revenues for the three months ended April 2, 2020.

Fuselage Systems.  Fuselage Systems Segment net revenues for the three months ended April 1, 2021 were $437.1 million, a decrease of $114.4 million, or 21%, compared to the same period in the prior year. The decrease in revenues was primarily due to lower production volumes on B777, B787 and A350 programs, and a lower revenue from aftermarket sales. The decrease was partially offset by an increase from the prior period in B737 MAX and defense program revenue and revenue from our recently acquired Bombardier programs. Fuselage Systems Segment operating margins were (14%) for the three months ended April 1, 2021, compared to (16%) for the same period in the prior year. Increased forward losses on B787 and A350 programs and the impact of the lower volume of aftermarket sales were offset by increased profit on defense programs and lower restructuring and excess capacity production costs. For the three months ended April 1, 2021, the Fuselage Systems Segment includes $1.8 million of restructuring costs, $42.6 million of excess capacity production costs, and $0.7 million of net temporary workforce adjustments as a result of COVID-19, compared with excess capacity costs of $51.2 million, temporary workforce reductions of $15.3 million due to COVID-19 related Boeing production suspensions, and restructuring costs of $30.1 million for the same period in the prior year. In the first quarter of 2021, the segment recorded favorable cumulative catch-up adjustments of $1.9 million and net forward loss charges of $55.1 million. In comparison, during the first quarter of 2020, the segment recorded unfavorable cumulative catch-up adjustments of $4.0 million and net forward loss charges of $13.2 million.

Propulsion Systems.  Propulsion Systems Segment net revenues for the three months ended April 1, 2021 were $226.5 million, an increase of $1.3 million, or 1%, compared to the same period in the prior year. The increase was primarily due to increased volume of B737 MAX and aftermarket sales, partially offset by lower production volumes on B777 and B787 programs. Propulsion Systems Segment operating margins were 7% for the three months ended April 1, 2021, compared to (2%) for the same period in the prior year, driven largely by lower restructuring costs and excess capacity production costs that offset margin deterioration on the B737 MAX program and an additional forward loss on the B787 program. For the three months ended April 1, 2021 the Propulsion Systems Segment includes ($0.2) million of restructuring costs, $7.2 million of excess capacity production costs, and $0.1 million of net temporary workforce adjustments as a result of COVID-19, compared with excess capacity costs of $15.8 million, temporary workforce reductions of $6.2 million due to COVID-19 related Boeing production suspensions, and restructuring costs of $8.8 million for the same period in the prior year. The segment recorded unfavorable cumulative catch-up adjustments of $5.6 million and net forward loss charges of $4.7 million for the three months ended April 1, 2021. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $1.5 million and net forward loss charges of $3.1 million.

Wing Systems.  Wing Systems Segment net revenues for the three months ended April 1, 2021 were $223.6 million, a decrease of $67.8 million, or 23%, compared to the same period in the prior year. The decrease was primarily due to lower production volumes on B737 MAX, B787, A320, and A350 programs, partially offset by revenue from our recently acquired A220 wing program. Wing Systems Segment operating margins were (8%) for the three months ended April 1, 2021, compared to 5% for the same period in the prior year. The reduction in margin was primarily driven by current period forward losses on B787 and A350 programs and higher excess capacity costs compared to the same period in the prior year. For the three months ended April 1, 2021 the Wing Systems Segment includes $0.5 million of restructuring costs, $17.8 million of excess capacity production costs, and $1.3 of net temporary workforce adjustments as a result of COVID-19, compared with excess capacity costs of $6.4 million, temporary workforce reductions of $3.9 million due to COVID-19 related Boeing production suspensions, and restructuring costs of $3.7 million for the same period in the prior year. In the first quarter of 2021, the segment recorded unfavorable cumulative catch-up adjustments of $2.1 million and net forward loss charges of $12.6 million. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $2.7 million and $3.4 million of net forward loss charges.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services and natural gas revenues from the Kansas Industrial Energy Supply Company ("KIESC"). In the three months ended April 1, 2021, all Other segment net revenues were $13.6 million, an increase of $4.4 million compared to the same period in the prior year, primarily due to non-recurring revenue.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows from continuing operations. Our operating cash flows from continuing operations have been adversely impacted by the B737 MAX grounding and the COVID-19 pandemic (and resulting production rate changes associated with both events) and we expect that adverse impact to continue for the remainder of 2021 and beyond. For purposes of assessing our liquidity needs in this section, we have assumed that Boeing would not further reduce the B737 MAX production rate and that other customers generally would not further reduce their production rates.

As of April 1, 2021, our debt balance was $3,565.4 million. As of April 1, 2021, we had $1,359.3 million of cash and cash equivalents on the balance sheet, which reflects a decrease of $514.0 million from the cash and cash equivalents balance of $1,873.3 million as of December 31, 2020.

We believe our cash on hand and cash flows generated from operations coupled with our ability to vary our cost structure quickly, will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including M&A integration activities, capital expenditures, debt service, and working capital, although we could experience significant fluctuations in our cash flows from period to period during the crisis. As of April 1, 2021, we were in compliance with all applicable covenants in the agreements governing our indebtedness.

As of April 1, 2021, the Other current asset line item on our Condensed Consolidated Balance Sheet includes $312.4 million income tax receivable related to a tax refund anticipated to be received in year 2021. The value of the income tax receivable was $315.3 million as of December 31, 2020.

The Company has two agreements (through the subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to third party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and they continue to allow Spirit to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing or Airbus due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues due to the failure of such arrangements, which could have an adverse impact upon our operating results, financial condition and cash flows. For the three months ended April 1, 2021, $455.1 million of accounts receivable were sold via these arrangements.

Spirit filed its tentative federal income tax return for the year ended December 31, 2020 and the respective net operating loss carryback claim on March 15, 2021. This filing includes a federal income tax refund claim of approximately $300 million, which is classified as an other current asset.

Cash Flows

The following table provides a summary of our cash flows for the three months ended April 1, 2021 and April 2, 2020:

	For the Three Months Ended
	April 1, 2021	April 2, 2020
	($ in millions)
Net cash used in operating activities	$(170.2)	$(331.3)
Net cash used in investing activities	(26.4)	(147.3)
Net cash used in financing activities	(316.4)	(32.0)
Effect of exchange rate change on cash and cash equivalents	(1.0)	(6.2)
Net decrease in cash, cash equivalents and restricted cash for the period	(514.0)	(516.8)
Cash, cash equivalents, and restricted cash beginning of period	1,893.1	2,367.2
Cash, cash equivalents, and restricted cash, end of period	$1,379.1	$1,850.4

 Three Months Ended April 1, 2021 as Compared to Three Months Ended April 2, 2020

Operating Activities. For the three months ended April 1, 2021, we had a net cash outflow of $170.2 million from operating activities, a decrease in net outflow of $161.1 million compared to a net cash outflow of $331.3 million for the same period in the prior year. The decrease in net cash outflow primarily represents improved cash flows from working capital due to the timing of the prior year Boeing production suspension of the B737 MAX program, and the impact of additional cost reduction activities undertaken by the Company within the last year.

Investing Activities. For the three months ended April 1, 2021, we had a net cash outflow of $26.4 million for investing activities, a decrease in outflow of $120.9 million compared to a net cash outflow of $147.3 million for the same period in the prior year. The decrease in cash outflow primarily relates to the prior period acquisition of FMI.

Financing Activities. For the three months ended April 1, 2021, we had a net cash outflow of $316.4 million for financing activities, an increase in outflow of $284.4 million, compared to a net cash outflow of $32.0 million for the same period in the prior year. The increased cash outflow was primarily driven by redemption of the $300 million principal amount of the Floating Rate Notes within the current period and a reduction in the amount of cash dividends paid compared to the prior period. During the three months ended April 1, 2021, we paid a dividend of $1.1 million to our stockholders of record, compared to a dividend of $12.4 million paid in the same period in the prior year. There were no repurchases of Common Stock under our share repurchase program during either the three months ended April 1, 2021 or April 2, 2020.

Pension and Other Post-Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at April 1, 2021, and we anticipate non-cash pension income for 2021 to remain at or near the same level as 2020. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16, Pension and Other Post-Retirement Benefits, for more information on the Company’s pension plans.

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $10.4 million for the U.S. Supplemental Executive Retirement Plan (“SERP”) and U.S. post-retirement medical plans in 2021. The Company’s projected contributions to the U.K. pension plan for 2021 are $1.9 million. Shorts expects to contribute $181.8 8 million for the Shorts’ Pension Scheme, the Shorts’ Executive Benefits Scheme, and the Shorts’ Postretirement Medical Plan in 2021. The Shorts’ Pension is in a deficit position and there is a risk that additional contributions will be required to fund the deficit from the trustees or the U.K. Pension Regulator as described under Part II, Item 1A. "Risk Factors" of our 2020 Form 10-K.

Amounts noted above that are not in U.S. Dollars contributed can vary based on exchange rate fluctuations.

Derivatives Accounted for as Hedges

Cash Flow Hedges - Interest Rate Swaps

During the third quarter of 2019, the Company entered into two interest rate swap agreements, designated as cash flow hedges by the Company, with a combined notional value of $450.0 million. On February 24, 2021, the company terminated its remaining swap agreement with a notional value of $150 million. As of April 1, 2021, the Company has no swaps outstanding.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. No gain or loss was recognized in AOCI for the three months ended April 1, 2021. For the three months ended April 1, 2021 a loss of $0.4 million was reclassified from AOCI to earnings, and included in the interest expense line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statements of Cash Flows. For the three months ended April 1, 2021 a loss of $0.7 million was reclassified from AOCI to earnings resulting from the termination of a swap agreement, and included in the other income line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statement of Cash Flows.

Cash Flow Hedges – Foreign Currency Forward Contract

On February 3, 2021, the Company entered into a foreign currency forward contract, designated as a cash flow hedge, to purchase £100.0 million for $137.1 million on October 28, 2021, for purposes of hedging exposure to foreign currency risk on a contribution of £100.0 million to the Shorts Brothers PLC Pension Fund.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The gain recognized in AOCI was $1.2 million for the three months ended April 1, 2021. Within the next 12 months, the Company expects to recognize a gain of $1.2 million in earnings related to the foreign currency forward contracts. As of April 1, 2021, the maximum term of the hedged forecasted transaction was 7 months.

Debt and Other Financing Arrangements

As of April 1, 2021, the outstanding balance of the senior secured Term Loan B Credit Agreement was $399.0 million and the carrying value was $389.2 million.

The outstanding balance of the 2023 Notes and 2028 Notes was $300.0 million, and $700.0 million as of April 1, 2021, respectively. The carrying value of the 2023 Notes and 2028 Notes was $298.9 million, and $694.8 million as of April 1, 2021, respectively. On February 24, 2021, Spirit redeemed in full the outstanding $300 million principal amount of the Floating Rate Notes. As of April 1, 2021, the outstanding balance of the Floating Rate Notes was $0.

As of April 1, 2021, the outstanding balance of the Second Lien 2025 Notes, First Lien 2025 Notes, and 2026 Notes was $1,200.0 million, $500.0 million, and $300.0 million, respectively, and the carrying value was $1,185.1 million, $494.2 million, and $298.2 million.

See Note 15, Debt, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Information Regarding Guarantors of Spirit’s Notes Registered Under the Securities Act of 1933

Spirit’s 2026 Notes are guaranteed by Spirit NC and the Company, and Spirit’s 2023 Notes and 2028 Notes are guaranteed by the Company. None of Spirit’s notes are guaranteed by Spirit’s or the Company’s other domestic subsidiaries or any foreign subsidiaries (together, the “non-guarantor subsidiaries”). The Company consolidates each of Spirit and Spirit NC in its consolidated financial statements. Spirit and Spirit NC are both 100 percent-owned and controlled by the Company. The Company’s guarantees of Spirit’s indebtedness are full and unconditional, except that the guarantees may be automatically released and relieved upon satisfaction of the requirements for legal defeasance or covenant defeasance under the applicable indenture being met. The Company’s guarantees are also subject to a standard limitation which provides that the maximum amount guaranteed by the Company will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.

The guarantees of the Company and Spirit NC with respect to Spirit’s 2026 Notes are made on a joint and several basis. The guarantee of Spirit NC is not full and unconditional because Spirit NC can be automatically released and relieved of its obligations under certain circumstances, including if it no longer guarantees Spirit’s credit facility. Like the Company’s guarantees, the guarantee of Spirit NC is subject to a standard limitation which provides that the maximum amount guaranteed by Spirit NC will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.

All of the existing guarantees by the Company and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of the Company and Spirit NC (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of December 31, 2020, indebtedness of our non-guarantor subsidiaries included $85.2 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $12.4 million of finance leases of our non-guarantor subsidiaries.

Based on our understanding of Rule 3-10 of Regulation S-X (“Rule 3-10”), we believe that the Company’s guarantees of Spirit’s indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for the Company, Spirit and Spirit NC, which is a consolidated guarantor subsidiary, in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes information regarding the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented.

The following tables include summarized financial information of Spirit, Holdings, and Spirit NC (together, the “obligor group”). Investments in and equity in the earnings of the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”), which are not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis for Spirit and Holdings, and separately for Spirit NC, with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented in separate line items, if they are material. There are no non-controlling interest in any of the obligor group entities.

Summarized Statements of Income	Three Months Ended April 2, 2021
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$643.4	$—
Net Sales to Non-Guarantor Subsidiaries	1.1	5.9
Gross loss on sales to unrelated parties	(56.3)	—
Gross loss on sales to Non-Guarantor Subsidiaries	(1.0)	(0.6)
(Loss) Income from continuing operations	(161.3)	1.2
Net (loss) income	$(161.3)	$1.2

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	April 2, 2021	December 31, 2020	April 2, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,218.6	$1,664.5	$—	$—
Receivables due from Non-Guarantor Subsidiaries	45.2	43.8	22.9	25.0
Receivables due from unrelated parties	238.1	230.8	—	—
Contract Assets	314.3	319.8	—	—
Inventory, Net	798.8	828.4	147.1	156.8
Other current assets	326.3	318.7	—	—
Total current assets	$2,941.3	$3,406.0	$170.0	$181.8
Loan receivable from Non-Guarantor Subsidiaries	85.2	85.2	—	—
Property, plant and equipment, net	1,634.7	1,666.7	255.3	264.3
Pension assets, net	438.8	428.6	—	—
Other non-current assets	243.6	233.0	6.8	6.9
Total non-current assets	$2,402.3	$2,413.5	$262.1	$271.2
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$79.4	$78.8	$18.1	$11.0
Accounts payable to unrelated parties	362.8	392.3	22.7	17.7
Accrued expenses	258.7	233.7	0.9	0.4
Current portion of long-term debt	37.1	337.7	0.2	0.2
Other current liabilities	429.6	368.8	0.6	0.6
Total current liabilities	$1,167.6	$1,411.3	$42.5	$29.9
Long-term debt	3,515.6	3,522.6	0.6	0.6
Contract liabilities, long-term	348.5	370.9	—	—
Forward loss provision, long-term	252.7	299.1	—	—
Other non-current liabilities	579.1	620.2	6.1	6.3
Total non-current liabilities	$4,695.9	$4,812.8	$6.7	$6.9

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

The balance of payables to suppliers who elected to participate in supply chain financing program that is included in our accounts payable balance as of April 1, 2021 is $41.8 million. The balance as of April 2, 2020 was $52.1 million. Payables to suppliers who elected to participate in the supply chain financing program decreased by $11.6 million for the three months ended April 1, 2021 and decreased by $85.2 million for the same period in the prior year. The decreases for both periods were primarily due to decreases in purchases from suppliers related to reduced production during the applicable period in relation to the immediately preceding period and not due to any changes in the availability of supply chain financing.

Advance Payments

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, Spirit and Boeing entered into a memorandum of agreement on April 12, 2019 (the "2019 MOA"), which provided for an advance payment to be made from Boeing to Spirit in the amount of $123 million, which was received during the third quarter of 2019. The parties entered into another memorandum of agreement on February 6, 2020 (the "2020 MOA"), which extended the repayment date of the $123 million advance received by Spirit under the 2019 MOA to 2022. The 2020 MOA also required Boeing to pay $225 million to Spirit in the first quarter of 2020, consisting of (i) $70 million in support of Spirit’s inventory and production stabilization, of which $10 million will be repaid by Spirit in 2021, and (ii) $155 million as an incremental pre-payment for costs and shipset deliveries over the next two years. On February 9, 2021, the Company signed a letter of agreement for Boeing to pay $38.5 million to Spirit in the first quarter of 2021, which consisted of (i) $68.5 million as additional pre-payment for the costs and shipset deliveries less the (ii) ($30) million credit owed to Boeing for rate-based pricing premium. As of April 1, 2021, the amount of advance payments received from Boeing and not yet repaid was $130.5 million.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of April 1, 2021, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $212 million.

Advances on the Irkut Program. Irkut made an advance payment of $150 million to Shorts at the inception of the program in 2012 for the design and development of the Nacelle for the MC-21 aircraft. The remainder of $0.5 million will be released in 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K which could materially affect our business, financial condition or results of operations. With the exception of the updates regarding market risk discussed under Risk Factors in Part II, Item 1A, there have been no material changes in the Company’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s 2020 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2021 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our assessment of the effectiveness of our internal control over financial reporting as of April 1, 2021 did not include an assessment of the effectiveness of internal control over financial reporting of the Bombardier Acquisition, which was acquired on October 30, 2020. There were no changes in our internal control over financial reporting during the quarter ended April 1, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2020 Form 10-K is included in Note 20, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our 2020 Form 10-K includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchases during the three months ended April 1, 2021 of our Common Stock that is registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

January , 2021 - February 4, 2021	5,652	$38.72	—	$925.0
February 5, 2021 - March 4, 2021	72,009	$43.28	—	$925.0
March 5, 2021 - April 1, 2021	293	$48.88	—	$925.0
Total	77,954	$43.01	—	$925.0

(1) 77,954 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the Omnibus Plan. No purchases were made under our Board-approved share repurchase program.

(2) The total authorization amount remaining under the Board-approved share repurchase program is $925.0 million. Share repurchases are currently on hold due to the impacts of the B737 MAX grounding and the COVID-19 pandemic. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

Item 6.  Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents

10.1†	Director Stock Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective April 28, 2021	*

10.2†	Form of Time-Based Restricted Stock Unit Award Agreement (U.S. Participants)	*

10.3†	Form of Performance-Based Restricted Stock Unit Award Agreement (U.S. Participants)	*

10.4†	Form of Non-Employee Director Award Agreement	*

10.5†	Form of Time-Based Restricted Stock Unit Award Agreement (Non-U.S. Participants)	*

10.6†	Form of Performance-Based Restricted Stock Unit Award Agreement (Non-U.S. Participants)	*

10.7†	Perquisite Allowance Plan	*

10.8††	Amendment 48 to Special Business Provisions (SBP) MS-65530-0016 between The Boeing Company and Spirit Aerosystems, Inc.	*

10.9††	Amendment 33 to Special Business Provisions (SBP) BCA-MS-65530-0019 between The Boeing Company and Spirit Aerosystems, Inc.	*

10.10	Amendment 3 to General Terms Agreement BCA-65520-0032 Between The Boeing Company and Spirit Aerosystems, Inc.	*

10.11	Amendment 4 to General Terms Agreement BCA-65530-0016 Between The Boeing Company and Spirit Aerosystems, Inc.	*

22.1	Subsidiary Guarantors and Debt Securities	*

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensation plan or arrangement.

††	Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission.

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	May 5, 2021
Mark J. Suchinski	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon Ward	Vice President, Corporate Controller	May 5, 2021
Damon Ward	(Principal Accounting Officer)