Form 10-Q
period 2021-07-01
Spirit AeroSystems Holdings, Inc.
filed 2021-08-04
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 1, 2021
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 19, 2021, the registrant had 105,429,738 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
	($ in millions, except per share data)
Revenue	$1,002.1	$644.6	$1,902.9	$1,721.9
Operating costs and expenses
Cost of sales	1,014.4	925.1	1,973.2	2,037.6
Selling, general and administrative	66.9	49.0	124.5	126.4
Restructuring costs	5.2	6.3	7.3	48.9
Research and development	13.3	8.3	21.5	20.6
Loss on disposal of assets	—	22.9	—	22.9
Total operating costs and expenses	1,099.8	1,011.6	2,126.5	2,256.4
Operating loss	(97.7)	(367.0)	(223.6)	(534.5)
Interest expense and financing fee amortization	(59.1)	(48.6)	(118.9)	(80.8)
Other income (expense), net	31.1	(6.4)	43.9	(55.4)
Loss before income taxes and equity in net loss of affiliate	(125.7)	(422.0)	(298.6)	(670.7)
Income tax (expense) benefit	(9.0)	167.6	(7.3)	254.8
Loss before equity in net loss of affiliate	(134.7)	(254.4)	(305.9)	(415.9)
Equity in net loss of affiliate	(0.6)	(1.5)	(1.0)	(3.0)
Net loss	$(135.3)	$(255.9)	$(306.9)	$(418.9)
Loss per share
Basic	$(1.30)	$(2.46)	$(2.95)	$(4.04)
Diluted	$(1.30)	$(2.46)	$(2.95)	$(4.04)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
	($ in millions)
Net loss	$(135.3)	$(255.9)	$(306.9)	$(418.9)
Changes in other comprehensive loss, net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.2 and ($20.5) for the three months ended, respectively, and $0.3 and $8.3 for the six months ended, respectively	1.1	66.4	(3.8)	(26.8)
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax effect of $0.1 and ($0.1) for the three months ended, respectively, and ($0.1) and $0.8 for the six months ended, respectively	(0.2)	0.3	0.3	(2.6)
Unrealized gain (loss) on foreign currency hedges, net of tax effect of $0.0 and $0.0 for the three months ended, respectively, and $0.0 and $0.0 for the six months ended, respectively	(0.5)	—	0.7	—
Unrealized (loss) gain on interest rate swaps, net of tax effect of $0.0 and $0.3 for the three months ended, respectively, and $0.0 and $3.3 for the six months ended, respectively	—	(1.0)	—	(10.9)
Reclassification of gain on interest rate swaps to earnings, net of tax effect of $0.0 and ($0.3) for the three months ended, respectively, and ($0.2) and ($0.3) for the six months ended, respectively	—	1.0	0.9	1.1
Foreign currency translation adjustments	(2.5)	2.9	3.9	(32.9)
Total other comprehensive (loss) gain	(2.1)	69.6	2.0	(72.1)
Total comprehensive loss	$(137.4)	$(186.3)	$(304.9)	$(491.0)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	July 1, 2021	December 31, 2020
	($ in millions)
Assets
Cash and cash equivalents	$1,269.3	$1,873.3
Restricted cash	0.3	0.3
Accounts receivable, net	516.3	484.4
Contract assets, short-term	358.7	368.4
Inventory, net	1,305.4	1,422.3
Other current assets	341.9	336.3
Total current assets	3,791.9	4,485.0
Property, plant and equipment, net	2,445.8	2,503.8
Right of use assets	84.5	70.6
Contract assets, long-term	—	4.4
Pension assets	477.2	455.9
Deferred income taxes	1.2	0.1
Goodwill	619.0	565.3
Intangible assets, net	214.9	215.2
Other assets	106.6	83.6
Total assets	$7,741.1	$8,383.9
Liabilities
Accounts payable	$607.1	$558.9
Accrued expenses	333.6	365.6
Profit sharing	28.4	57.0
Current portion of long-term debt	47.9	340.7
Operating lease liabilities, short-term	7.7	5.5
Advance payments, short-term	85.0	18.9
Contract liabilities, short-term	87.1	97.6
Forward loss provision, short-term	231.4	184.6
Deferred revenue and other deferred credits, short-term	18.1	22.2
Other current liabilities	85.1	58.4
Total current liabilities	1,531.4	1,709.4
Long-term debt	3,552.7	3,532.9
Operating lease liabilities, long-term	78.8	66.6
Advance payments, long-term	255.1	327.4
Pension/OPEB obligation	415.2	440.2
Contract Liabilities, long-term	300.3	372.0
Forward loss provision, long-term	507.4	561.4
Deferred revenue and other deferred credits, long-term	36.0	38.9
Deferred grant income liability - non-current	27.5	28.1
Deferred income taxes	26.9	13.0
Other non-current liabilities	449.5	437.0
Stockholders’ Equity
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 105,429,840 and 105,542,162 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,150.1	1,139.8
Accumulated other comprehensive loss	(152.1)	(154.1)
Retained earnings	2,017.4	2,326.4
Treasury stock, at cost (41,523,470 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders' equity	559.8	856.5
Noncontrolling interest	0.5	0.5
Total equity	560.3	857.0
Total liabilities and equity	$7,741.1	$8,383.9
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2020	105,542,162	$1.1	$1,139.8	$(2,456.7)	$(154.1)	$2,326.4	$856.5
Net loss	—	—	—	—	—	(171.6)	(171.6)
Dividends Declared(a)	—	—	—	—	—	(1.1)	(1.1)
Employee equity awards	30,024	—	6.5	—	—	—	6.5
Stock forfeitures	(94,820)	—	—	—	—	—	—
Net shares settled	(77,954)	—	(3.3)	—	—	—	(3.3)
ESPP shares issued	29,500	—	1.4	—	—	—	1.4
SERP shares issued	9,198	—	—	—	—	—	—
Other comprehensive gain	—	—	—	—	4.1	—	4.1
Balance — April 1, 2021	105,438,110	$1.1	$1,144.4	$(2,456.7)	$(150.0)	$2,153.7	$692.5
Net loss	—	—	—	—	—	(135.3)	(135.3)
Dividends Declared(a)	—	—	—	—	—	(1.1)	(1.1)
Employee equity awards	29,514	—	6.8	—	—	—	6.8
Stock forfeitures	(10,500)	—	—	—	—	—	—
Net shares settled	(27,284)	—	(1.1)	—	—	—	(1.1)
Other	—	—	—	—	—	0.1	0.1
Other comprehensive loss	—	—	—	—	(2.1)	—	(2.1)
Balance — July 1, 2021	105,429,840	$1.1	$1,150.1	$(2,456.7)	$(152.1)	$2,017.4	$559.8

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2019	104,882,379	$1.1	$1,125.0	$(2,456.8)	$(109.2)	$3,201.3	$1,761.4
Net loss	—	—	—	—	—	(163.0)	(163.0)
Dividends Declared(a)	—	—	—	—	—	(1.4)	(1.4)
Employee equity awards	736,078	—	12.3	—	—	—	12.3
Stock forfeitures	(83,998)	—	—	—	—	—	—
Net shares settled	(190,581)	—	(13.0)	—	—	—	(13.0)
ESPP shares issued	55,977	—	1.3	—	—	—	1.3
Other comprehensive loss	—	—	—	—	(141.7)	—	(141.7)
Balance — April 2, 2020	105,399,855	$1.1	$1,125.6	$(2,456.8)	$(250.9)	$3,036.9	$1,455.9
Net loss	—	—	—	—	—	(255.9)	(255.9)
Dividends Declared(a)	—	—	—	—	—	(1.0)	(1.0)
Employee equity awards	236,536	—	1.0	—	—	—	1.0
Stock forfeitures	(3,905)	—	—	—	—	—	—
Net shares settled	(7,337)	—	(0.7)	—	—	—	(0.7)
ESPP shares issued	(321)	—	—	—	—	—	—
Treasury shares	—	—	—	0.1	—	—	0.1
Other comprehensive gain	—	—	—	—	69.6	—	69.6
Balance — July 2, 2020	105,624,828	$1.1	$1,125.9	$(2,456.7)	$(181.3)	$2,780.0	$1,269.0

(a) Cash dividends declared per common share were $0.01 for the three months ended July 1, 2021 and July 2, 2020, respectively. Cash dividends declared per common share were $0.02 for the six months ended July 1, 2021 and July 2, 2020, respectively.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	July 1, 2021	July 2, 2020
Operating activities	($ in millions)
Net loss	$(306.9)	$(418.9)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	160.3	135.4
Amortization of deferred financing fees	4.3	5.5
Accretion of customer supply agreement	1.1	1.2
Employee stock compensation expense	13.4	10.8
(Gain) loss from derivative instruments	(0.1)	0.1
Loss (gain) from foreign currency transactions	4.9	(3.1)
Loss on disposition of assets	1.4	23.6
Deferred taxes	12.5	(51.3)
Pension and other post-retirement benefits, net	(30.5)	65.9
Grant liability amortization	(0.8)	(2.8)
Equity in net loss of affiliate	1.0	3.0
Forward loss provision	(28.1)	149.0
Changes in assets and liabilities
Accounts receivable, net	(11.2)	244.4
Inventory, net	111.8	(115.4)
Contract assets	14.4	209.7
Accounts payable and accrued liabilities	(11.3)	(551.8)
Profit sharing/deferred compensation	(29.2)	(60.1)
Advance payments	(1.3)	(19.8)
Income taxes receivable/payable	8.3	(211.8)
Contract liabilities	(82.1)	(5.5)
Other	(29.6)	32.2
Net cash used in operating activities	(197.7)	(559.7)
Investing activities
Purchase of property, plant and equipment	(53.3)	(51.2)
Acquisition, net of cash acquired	(21.1)	(117.9)
Other	2.2	2.7
Net cash used in investing activities	(72.2)	(166.4)
Financing activities
Proceeds from issuance of debt	—	1,200.0
Customer financing	(5.0)	10.0
Principal payments of debt	(19.9)	(14.8)
Payments on term loans	(2.0)	(11.4)
Payments on revolving credit facility	—	(800.0)
Payments on floating rate notes	(300.0)	—
Taxes paid related to net share settlement awards	(4.4)	(13.8)
Proceeds from issuance of ESPP stock	1.4	1.3
Debt issuance and financing costs	—	(24.5)
Purchase of treasury stock	—	0.1
Dividends paid	(2.2)	(13.4)
Other	0.1	—
Net cash (used in) provided by financing activities	(332.0)	333.5
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(7.7)
Net decrease in cash, cash equivalents, and restricted cash for the period	(604.0)	(400.3)
Cash, cash equivalents, and restricted cash, beginning of period	1,893.1	2,367.2
Cash, cash equivalents, and restricted cash, end of period	$1,289.1	$1,966.9

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Six Months Ended
	July 1, 2021	July 2, 2020
Cash and cash equivalents, beginning of the period	$1,873.3	$2,350.5
Restricted cash, short-term, beginning of the period	0.3	0.3
Restricted cash, long-term, beginning of the period	19.5	16.4
Cash, cash equivalents, and restricted cash, beginning of the period	$1,893.1	$2,367.2

Cash and cash equivalents, end of the period	$1,269.3	$1,947.1
Restricted cash, short-term, end of the period	0.3	0.3
Restricted cash, long-term, end of the period	19.5	19.5
Cash, cash equivalents, and restricted cash, end of the period	$1,289.1	$1,966.9
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

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

The Company provides manufacturing and design expertise in a wide range of fuselage, propulsion, and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through its subsidiaries including Spirit. The Company's headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; Saint-Nazaire, France; Middeford, Maine; Casablanca, Morocco; Belfast, Northern Ireland; and Dallas, Texas. Spirit previously announced site consolidation activities related to McAlester, Oklahoma. The work transfer activity for this site is substantially complete, with remaining closure activities in process as of July 1, 2021.

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

As part of the monthly consolidation process, the Company’s international subsidiaries that have functional currencies other than the U.S. dollar are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for income accounts. The subsidiaries in Prestwick, Scotland and Subang, Malaysia use the British pound as their functional currency. All other foreign subsidiaries and branches use the U.S. dollar as their functional currency.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the six months ended July 1, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

COVID-19
During the three and six months ended July 1, 2021, the COVID-19 pandemic continued to have a significant negative impact on the aviation industry, our customers, and our business globally. Although the aviation industry showed signs of improvement and recovery during the three and six months ended July 1, 2021, the length of the COVID-19 pandemic and its impact on the aviation industry and the Company’s operational and financial performance remains uncertain and outside of the Company’s control. The Company expects the pandemic and its effects to continue to have a significant negative impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period of time.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

B737 MAX
Boeing's deliveries of the B737 MAX resumed in the fourth quarter of 2020 when the FAA rescinded the order that grounded B737 MAX aircraft in the United States. Regulators from Brazil, Canada, the EU, U.K., and other countries have taken similar actions to unground the B737 MAX and permit return to service. However, certain countries, such as China, have not re-certified or allowed the B737 MAX to return to service. During the six month period ended July 1, 2021, Boeing continued to receive orders for the B737 MAX, and several air carriers resumed flights on the aircraft.

2.  Adoption of New Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12”), which modifies FASB Accounting Standards Codification (“ASC”) Topic 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on our financial position or results of operations.

In October 2020, the FASB issued ASU No. 2020-09 (“ASU 2020-09”), which revises certain SEC paragraphs of the ASC to reflect, as appropriate, the amended financial statement disclosure requirements in SEC Release 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities. There is no impact to our financial position or results of operations due to the adoption of ASU 2020-09.

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

4.  Changes in Estimates

The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts, and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

The full extent to which the effects of the COVID-19 pandemic will impact our business, operations, results of operations and financial condition depends on future developments that are inherently uncertain. We have made reasonable estimates and judgments of the COVID-19 pandemic’s impact within our financial statements and there may be changes to those estimates in future periods related to changes in potential production volumes or timing of those production volumes. See also Note 20, Commitments, Contingencies and Guarantees.

During the second quarter ended July 1, 2021, the Company recognized unfavorable changes in estimates of $42.3, which included net forward loss charges of $52.2, and favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2021 of $9.9. The favorable cumulative catch-up adjustment was driven by a change in the estimate of production costs on the B737 program. The forward losses in the second quarter relate primarily to the B787 program, driven by engineering analysis and the estimated cost of rework, including the Company’s initial assessment of costs related to rework of certain elements of the forward section of the fuselage. The quarter also includes additional loss on the A350 program related to changes to the production schedule and estimated quality improvement costs, and the B767 program due to cost performance.

Changes in estimates are summarized below:

	For the Three Months Ended		For the Six Months Ended
Changes in Estimates	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	$4.0	$(31.1)	$4.6	$(24.6)
Propulsion	5.9	(5.1)	(0.5)	(5.6)
Wing	(0.4)	(1.6)	(4.2)	(3.3)
Other	0.4	0.1	0.2	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$9.9	$(37.7)	$0.1	$(33.5)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Fuselage	$(35.7)	$(155.1)	$(90.8)	$(168.3)
Propulsion	(8.6)	(16.2)	(13.3)	(19.3)
Wing	(7.9)	(22.8)	(20.5)	(26.2)
Total Changes in Estimates (Forward Loss) on Loss Programs	$(52.2)	$(194.1)	$(124.6)	$(213.8)

Total Change in Estimate	$(42.3)	$(231.8)	$(124.5)	$(247.3)
EPS Impact (diluted per share based upon 2021 forecasted effective tax rate)	$(0.42)	$(1.45)	$(1.22)	$(1.55)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

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

Accounts receivable, net consists of the following:

	July 1, 2021	December 31, 2020
Trade receivables	$493.4	$458.9
Other	28.9	31.1
Less: allowance for credit losses	(6.0)	(5.6)
Accounts receivable, net	$516.3	$484.4

The Company has agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances, predominantly with Boeing and Airbus, to third party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s financial condition. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being derecognized from the Company's balance sheet. For the six months ended July 1, 2021, $920.8 of accounts receivable from Boeing and Airbus were sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables is $3.0 for the six months ended July 1, 2021 and is included in Other Income and Expense. See Note 21, Other (Expense) Income, Net.

Allowance for Credit Losses

During the six months ended July 1, 2021, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses (“CECL”) methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended July 1, 2021 or the period ended July 2, 2020. See also Note 5, Accounts Receivable and Allowance for Credit Losses.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

	July 1, 2021	December 31, 2020	Change
Contract assets	$358.7	$372.8	$(14.1)
Contract liabilities	(387.4)	(469.6)	82.2
Net contract assets (liabilities)	$(28.7)	$(96.8)	$68.1

For the period ended July 1, 2021, the decrease in contract assets reflects the net impact of less over time revenue recognition in relation to billed revenues during the period. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $111.9 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following tables show disaggregated revenues for the periods ended July 1, 2021 and July 2, 2020:

	For the Three Months Ended		For the Six Months Ended
Revenue	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
Contracts with performance obligations satisfied over time	$763.2	$395.4	$1,412.4	$1,001.3
Contracts with performance obligations satisfied at a point in time	238.9	249.2	490.5	720.6
Total Revenue	$1,002.1	$644.6	$1,902.9	$1,721.9

The following table disaggregates revenue by major customer:

	For the Three Months Ended		For the Six Months Ended
Customer	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
Boeing	$561.8	$370.0	$1,029.7	$1,046.1
Airbus	244.6	128.0	476.2	415.1
Other	195.7	146.6	397.0	260.7
Total Revenue	$1,002.1	$644.6	$1,902.9	$1,721.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

	For the Three Months Ended		For the Six Months Ended
Location	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
United States	$708.4	$511.9	$1,332.6	$1,294.4
International
United Kingdom	141.0	70.5	277.3	254.5
Other	152.7	62.2	293.0	173.0
Total International	293.7	132.7	570.3	427.5
Total Revenue	$1,002.1	$644.6	$1,902.9	$1,721.9

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2021	2022	2023	2024 and After
Unsatisfied performance obligations	$1,612.2	$3,499.7	$4,329.2	$3,082.1

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

	July 1, 2021	December 31, 2020
Raw materials	$323.3	$337.3
Work-in-process(1)	913.3	1,000.6
Finished goods	42.5	58.1
Product inventory	1,279.1	1,396.0
Capitalized pre-production	26.3	26.3
Total inventory, net	$1,305.4	$1,422.3

(1)Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the periods ended July 1, 2021 and December 31, 2020, work-in-process inventory includes $344.5 and $351.2, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

Product inventory, summarized in the table above, is shown net of valuation reserves of $52.0 and $56.8 as of July 1, 2021 and December 31, 2020, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for three and six months ended July 1, 2021 includes period expense of $47.5 and $115.1, respectively for excess capacity production costs related to B737 MAX, A220 and A320 production schedule changes. Cost of sales also

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

includes abnormal costs related to workforce adjustments as a result of COVID-19 production pause, net of the U.S. employee retention credit and U.K. government subsidies for the three and six months ended July 1, 2021 of $2.4 and $4.5, respectively.

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	July 1, 2021	December 31, 2020
Land	$30.8	$30.8
Buildings (including improvements)	1,200.7	1,166.7
Machinery and equipment	2,177.1	2,120.5
Tooling	1,044.0	1,036.1
Capitalized software	287.0	282.5
Construction-in-progress	213.0	220.0
Total	4,952.6	4,856.6
Less: accumulated depreciation	(2,506.8)	(2,352.8)
Property, plant and equipment, net	$2,445.8	$2,503.8

Capitalized interest was $1.7 and $1.3 for the three months ended July 1, 2021 and July 2, 2020, respectively, and $3.1 and $2.5 for the six months ended July 1, 2021 and July 2, 2020, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $32.2 and $26.5 for the three months ended July 1, 2021 and July 2, 2020, respectively, and $66.6 and $57.0 for the six months ended July 1, 2021 and July 2, 2020, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $3.5 and $4.2 for the three months ended July 1, 2021 and July 2, 2020, respectively, and $7.6 and $8.5 for the six months ended July 1, 2021 and July 2, 2020, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the period ended July 1, 2021, there were no events which would require the Company to update its impairment analysis.

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
(US Dollars in millions other than per share amounts)

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

Components of lease expense:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
Operating lease cost	$2.5	$2.2	$5.0	$4.4
Finance lease cost:
Amortization of assets	6.4	4.4	12.4	10.3
Interest on lease liabilities	1.9	1.5	3.5	3.1
Total net lease cost	$10.8	$8.1	$20.9	$17.8

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.3	$2.2	$4.7	$4.4
Operating cash flows from finance leases	$1.9	$1.5	$3.5	$3.1
Financing cash flows from finance leases	$9.9	$7.0	$18.8	$13.7

ROU assets obtained in exchange for lease obligations:
Operating leases	$15.8	$—	$16.8	$0.2

Supplemental balance sheet information related to leases:

	July 1, 2021	December 31, 2020
Finance leases:
Property and equipment, gross	$251.0	$214.2
Accumulated amortization	(57.6)	(45.1)
Property and equipment, net	$193.4	$169.1

The weighted average remaining lease term as of July 1, 2021 for operating and finance leases was 37.3 years and 5.2 years, respectively. The weighted average discount rate as of July 1, 2021 for operating and finance leases was 5.6% and 4.4%, respectively. The weighted average remaining lease term as of December 31, 2020 for operating and finance leases was 42.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

years and 5.5 years, respectively. The weighted average discount rate as of December 31, 2020 for operating and finance leases was 5.5% and 4.3%, respectively. See Note 15, Debt, for current and non-current finance lease obligations. There has not been a significant impact on lease terms, costs, cash flows, or balance sheet values, including any impairment of lease assets, as a result of the COVID-19 pandemic.

As of July 1, 2021, remaining maturities of lease liabilities were as follows:

	2021	2022	2023	2024	2025	2026 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$5.8	$11.5	$10.6	$10.1	$9.5	$179.3	$226.8	$(140.3)	$86.5
Financing Leases	$24.5	$48.7	$43.9	$32.8	$20.2	$34.6	$204.7	$(22.3)	$182.4

As of July 1, 2021, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $59.3 for manufacturing equipment, software, and facilities that are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 15 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

11.  Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	July 1, 2021	December 31, 2020
Prepaid expenses	$28.5	$16.3
Income tax receivable	307.5	315.3
Other assets- short term	5.9	4.7
Total other current assets	$341.9	$336.3

Other assets are summarized as follows:

	July 1, 2021	December 31, 2020
Deferred financing
Deferred financing costs	$0.9	$0.9
Less: Accumulated amortization - deferred financing costs	(0.5)	(0.5)
Deferred financing costs, net	$0.4	$0.4
Other
Supply agreements (1)	$10.3	$11.4
Equity in net assets of affiliates	2.6	3.1
Restricted cash - collateral requirements	19.5	19.5
Other	73.8	49.2
Total other long term assets	$106.6	$83.6

(1)    Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

Goodwill is summarized as follows:

			Changes in Goodwill Balance
	Balance at							Balance at
Segment	December 31, 2020		Acquisitions		Adjustments/Other		Currency Exchange	July 1, 2021
Fuselage Systems	$42.9		$—		$137.7		$—	$180.6
Propulsion Systems	$33.1		$—		$109.7		$—	$142.8
Wing Systems	$2.5		$—		$275.7			$278.2
All Other	$—		$—				$—	$—
Not Allocated	$486.8	(1)	$17.4	(2)	$(486.8)	(1)	$—	$17.4
	$565.3		$17.4		$36.3	(3)	$—	$619.0

(1) The Bombardier Acquisition (as defined below) on October 30, 2020 resulted in the establishment of $486.8 of goodwill that was included in the balance reported at December 31, 2020, which, given the preliminary nature of the Bombardier Acquisition purchase price allocation, had not yet been allocated to the relevant reportable segments. The amount was subsequently allocated and is included in the segments noted above on a preliminary basis, subject to further measurement period adjustments. See also Note 24, Acquisitions.

(2) Goodwill related to the acquisition of the assets of Applied Aerodynamics, Inc. ("Applied") during the three months ended July 1, 2021. See Note 24, Acquisitions. As of July 1, 2021, given the preliminary nature of the purchase price allocation, the Company has not yet allocated goodwill for the acquisition to the relevant reportable segments.

(3)    As a result of certain purchase price allocation adjustments recorded during the purchase price accounting measurement period based on additional information obtained, the goodwill resulting from the Bombardier Acquisition (as defined below) was adjusted by $36.3 from $486.8, which was reported at December 31, 2020, to $523.1 as of July 1, 2021. See also Note 24, Acquisitions.

The total goodwill value includes no accumulated impairment loss in any of the periods presented. The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended July 1, 2021, there were no events or circumstances which would require the Company to update its goodwill impairment analysis.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

Intangible assets are summarized as follows:

	July 1, 2021	December 31, 2020
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	2.8	2.8
Developed technology asset(1)	92.0	94.0
Customer relationships intangible asset(2)	132.0	124.1
Other	0.1	—
Total intangible assets	$228.9	$222.9
Less: Accumulated amortization - patents	(2.0)	(2.0)
Accumulated amortization - favorable leasehold interest	(1.8)	(1.8)
Accumulated amortization - developed technology asset	(5.7)	(2.6)
Accumulated amortization - customer relationship	(4.5)	(1.3)
Intangible assets, net	$214.9	$215.2

(1) The acquisition of Fiber Materials Inc. on January 10, 2020 resulted in the establishment of a $30.0 intangible asset for developed technology. The Bombardier Acquisition resulted in the establishment of a $64.0 intangible asset for developed technology, which has been adjusted to $62.0 related to the goodwill adjustment described above.

(2) The Bombardier Acquisition resulted in the establishment of a $124.1 intangible asset for customer relationships, which has been adjusted to $125.1 related to the goodwill adjustment described above. The acquisition of Applied Aerodynamics on April 26, 2021 resulted in the establishment of a $6.9 intangible asset for customer relationships. See also Note 24, Acquisitions.

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Condensed Consolidated Balance Sheet and the weighted average amortization is estimated to be the following as of July 1, 2021:

Year	Customer relationships	Favorable leasehold interest	Developed Technology	Total
remaining in 2021	$4.0	$0.1	$3.1	$7.2
2022	7.8	0.1	6.1	14.0
2023	7.8	0.1	6.1	14.0
2024	7.8	0.1	6.1	14.0
2025	7.8	0.1	6.1	14.0
2026	7.8	0.1	6.1	14.0

Weighted average amortization period	16.8 years	8.7 years	14.1 years	15.7 years

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
(US Dollars in millions other than per share amounts)

818. The advance repayments will resume at a lower rate of $0.45 per shipset at line number 1135 and continue through line number 1605.

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of July 1, 2021, the amount of advance payments received from Boeing under the B787 Supply Agreement and not yet repaid was approximately $212.1.

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, Spirit and Boeing entered into a Memorandum of Agreement on April 12, 2019 (the "2019 MOA"), which included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123, which was received during the third quarter of 2019. The parties entered into another memorandum of agreement on February 6, 2020 (the "2020 MOA"), which extended the repayment date of the $123 advance received by Spirit under the 2019 MOA to 2022. The 2020 MOA also required Boeing to pay $225 to Spirit in the first quarter of 2020, consisting of (i) $70 in support of Spirit’s inventory and production stabilization, of which $10 will be repaid by Spirit in 2021, and (ii) $155 as an incremental pre-payment for costs and shipset deliveries over the next two years. On February 9, 2021, Spirit signed a letter of agreement for Boeing to pay $38.5 to Spirit in the first quarter of 2021, which consisted of (i) $68.5 as additional pre-payment for the costs and shipset deliveries less the (ii) ($30) credit owed to Boeing for rate-based pricing premium. As of July 1, 2021, the amount of advance payments received from Boeing and not yet repaid was $128.0.

Advances on the Irkut Program. Irkut made an advance payment of $150 to Short Brothers plc, an indirect subsidiary of Holdings ("Shorts"), at the inception of the program in 2012 for the design and development of the Nacelle for the MC-21 aircraft. The remaining balance of $0.5 was released in second quarter of 2021.

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

At July 1, 2021, the Company’s long-term debt includes a senior secured term loan and senior notes described further under Note 15, Debt. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

	July 1, 2021			December 31, 2020
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	$388.9	$391.3	(2)	$389.6	$395.0	(2)
Floating rate notes	—	—	(1)	299.7	297.5	(1)
Senior notes due 2023	299.0	301.4	(1)	298.8	293.8	(1)
Senior secured first lien notes due 2025	494.6	526.7	(1)	493.9	521.2	(1)
Senior secured second lien notes due 2025	1,185.8	1,268.9	(1)	1,184.2	1,279.1	(1)
Senior notes due 2026	298.3	312.1	(1)	298.1	313.9	(1)
Senior notes due 2028	694.9	684.5	(1)	694.6	689.2	(1)
Total	$3,361.5	$3,484.9		$3,658.9	$3,789.7

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

Derivatives Accounted for as Hedges

Cash Flow Hedges - Interest Rate Swaps

During the third quarter of 2019, the Company entered into two interest rate swap agreements, designated as cash flow hedges by the Company, with a combined notional value of $450.0. On February 24, 2021, Spirit terminated its remaining swap agreement with a notional value of $150.0. As of July 1, 2021, the Company had no swaps outstanding.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") and recorded in earnings in the period in which the hedged transaction occurs. No gain or loss was recognized in AOCI for the three or six months ended July 1, 2021. For the three and six months ended July 1, 2021 a loss of $0.0 and $0.4, respectively, was reclassified from AOCI to earnings, and included in the interest expense line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statements of Cash Flows. For the three and six months ended July 1, 2021 a loss of $0.0 and $0.7, respectively, was reclassified from AOCI to earnings resulting from the termination of a swap agreement, and included in the other income line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges – Foreign Currency Hedge

On February 3, 2021, the Company entered into a foreign currency forward contract, designated as a cash flow hedge, to purchase £100.0 million for $137.1 on October 28, 2021, for purposes of hedging exposure to foreign currency risk on a contribution of £100.0 million to be made to the Shorts' Pension on the first anniversary of the Bombardier Acquisition closing.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The gain (loss) recognized in AOCI was $(0.5) and $0.7 for the three and six months ended July 1, 2021, respectively. Within the next 12 months, the Company expects to recognize a gain of $0.7 in earnings related to the foreign currency forward contracts. As of July 1, 2021, the maximum term of the hedged forecasted transaction was 4 months.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	July 1, 2021		December 31, 2020
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	$3.9	$385.0	$3.9	$385.7
Floating Rate Notes	—	—	299.7	—
Senior notes due 2023	—	299.0	—	298.8
Senior secured first lien notes due 2025	—	494.6	—	493.9
Senior secured second lien notes due 2025	—	1,185.8	—	1,184.2
Senior notes due 2026	—	298.3	—	298.1
Senior notes due 2028	—	694.9	—	694.6
Present value of finance lease obligations	42.7	139.7	35.3	121.5
Other	1.3	55.4	1.8	56.1
Total	$47.9	$3,552.7	$340.7	$3,532.9

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

As of July 1, 2021, the outstanding balance of the Credit Agreement was $398.0 and the carrying value was $388.9.

As of July 1, 2021, the Company was in compliance with all covenants in the Credit Agreement.

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

As of July 1, 2021, the outstanding balance of the First Lien 2025 Notes was $500.0 and the carrying value was $494.6.

2026 Notes

In June 2016, Spirit issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

On October 5, 2020, Spirit entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”), by and among Spirit, Spirit Holdings, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with 2026 Notes. Under the Fourth Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the holders of the First Lien 2025 Notes and the secured parties under the Credit Agreement.

As of July 1, 2021, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $298.3.

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

As of July 1, 2021, the outstanding balance of the Second Lien 2025 Notes was $1,200.0 and the carrying value was $1,185.8.

Floating Rate, 2023, and 2028 Notes

On May 30, 2018, Spirit entered into an Indenture (the “2018 Indenture”) by and among Spirit, Spirit Holdings and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with Spirit’s offering of $300.0 aggregate principal amount of its Senior Floating Rate Notes due 2021 (the “Floating Rate Notes”), $300.0 aggregate principal amount of its 3.950% Senior Notes due 2023 (the “2023 Notes”) and $700.0 aggregate principal amount of its 4.600% Senior Notes due 2028 (the “2028 Notes” and, together with the Floating Rate Notes and the 2023 Notes, the “2018 Notes”). Holdings guaranteed Spirit’s obligations under the 2018 Notes on a senior unsecured basis.

On February 24, 2021, Spirit redeemed the outstanding $300.0 principal amount of the Floating Rate Notes. As of July 1, 2021, the outstanding balance of the Floating Rate Notes was $0.

As of July 1, 2021, the outstanding balance of the 2023 Notes and the 2028 Notes was $300.0 and $700.0, respectively, and the carrying value was $299.0 and $694.9, respectively.

As of July 1, 2021, the Company was in compliance with all covenants contained in the indentures governing the First Lien 2025 Notes, 2026 Notes, Second Lien 2025 Notes, 2023 Notes and 2028 Notes.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Six Months Ended
Components of Net Periodic Pension Expense/(Income)	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
Service cost	$10.9	$0.3	$21.7	$0.5
Interest cost	13.8	6.7	27.5	14.7
Expected return on plan assets	(39.6)	(15.6)	(79.0)	(32.9)
Amortization of net loss	—	0.2	—	0.2
Curtailment loss (gain) (2)	—	0.9	—	33.9
Settlement loss (3)	(0.1)	5.1	(0.1)	5.1
Special termination benefits (1)	—	8.3	—	33.0
Net periodic pension expense (income)	$(15.0)	$5.9	$(29.9)	$54.5

	Other Benefits
	For the Three Months Ended		For the Six Months Ended
Components of Other Benefit Expense	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
Service cost	$0.2	$0.1	$0.4	$0.4
Interest cost	0.1	0.3	0.2	0.5
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of net gain	(0.4)	(0.4)	(0.8)	(0.9)
Curtailment (gain) loss (2)	—	0.1	—	(0.2)
Special termination benefits (1)	$—	$0.2	—	12.0
Net periodic other benefit expense (income)	$(0.3)	$0.1	$(0.6)	$11.4

(1) Special termination benefits for the three and six months ended July 2, 2020 is a combination of pension value plan and postretirement medical plan changes offset by a reduction in the Company's net benefit obligation. For the three months and six months ended July 2, 2020 special termination benefits, curtailment accounting, and the remeasurement of the pension assets and obligations resulted in a ($85.2) and $31.5 impact to OCI, respectively. For the three months and six months ended July 2, 2020, retiree medical resulted in a ($2.0) and $2.3 impact to OCI, respectively. This impact is included in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) income.

(2) For the three and six months ended July 2, 2020, the Company's Voluntary Retirement Program ("VRP") resulted in an estimated 16% and 12% reduction in future working lifetime for the pension value plan and postretirement medical plan resulting in a curtailment accounting charge of $0.7 and $33.7, respectively. The charges are included in other (expense) income in the Company's Condensed Consolidated Statements of Operations.

(3)    For the three months and six months ended July 2, 2020, settlement accounting under ASC Topic 715 was triggered, as the lump sums paid to date as part of the VRP exceeded the estimated service cost and interest cost. The Company recognized a settlement loss of $5.1 for the three months and six months ended July 2, 2020.

The components of net periodic pension expense (income) and other benefit expense, other than the service cost component, are included in other (expense) income in the Company's Condensed Consolidated Statements of Operations.

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $10.2 for the U.S. Supplemental Executive Retirement Plan (“SERP”) and U.S. post-retirement medical plans in 2021. The

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

Company’s projected contributions to the U.K. pension plan for 2021 are $1.9. Additionally, the Company expects to contribute a combined total of $183.0 for the Shorts' Pension, the Shorts' Executive Benefits Scheme, and the Shorts' Postretirement Medical Plan. The amount contributed can vary based on exchange rate fluctuations.

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

The Company recognized a net total of $6.8 and $1.0 of stock compensation expense for the three months ended July 1, 2021 and July 2, 2020, respectively, and a net total of $13.4 and $10.8 of stock compensation expense for the six months ended July 1, 2021 and July 2, 2020, respectively.

During the six months ended July 1, 2021, 543,559 time or service-based restricted stock units ("RSUs") and 30,024 time or service-based restricted stock awards ("RSAs") were granted with aggregate date fair values of $25.8 under the Company's LTIP. Awards generally vest over a three-year period, beginning on the date of grant. Values for these awards are based on the value of Common Stock on the grant date.

During the six months ended July 1, 2021, 161,954 performance-based restricted stock units ("PBRSUs") were granted with aggregate grant date fair value of $9.8 under the Company’s LTIP. These awards are earned based on Holdings’ total shareholder return relative to its peer group over a three-year performance period. Values for these awards are initially measured on the grant date using the estimated payout levels derived from a Monte Carlo valuation model.

During the six months ended July 1, 2021, 29,514 shares of restricted Common Stock and 6,055 non-employee director restricted stock units (“DRSUs”) were granted to the Board of Directors with an aggregate grant date fair value of $1.6. Both types of awards vest if the non-employee director remains continuously in service for the entire one year term to which the grant relates. If the non-employee director incurs a termination for any reason before the end of the term (before the annual meeting of stockholders following the grant), the awards are forfeited. Upon vesting, shares relating to restricted Common Stock awards are delivered to the director free of restriction; however, vested shares of Common Stock underlying DRSUs are not delivered to the director until the date that the director leaves the Board. Values for these awards are based on the value of Common Stock on the grant date.

During the six months ended July 1, 2021, 267,989 shares of Common Stock with an aggregate grant date value of $18.1 vested under the Company's LTIP. Additionally, 53,617 shares of Common Stock previously granted to the Board of Directors vested with an aggregate grant date fair value of $1.1, and 11,133 DRSUs previously awarded to the Board of Directors vested with an aggregate grant date fair value of $0.2.

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding our prior earnings history including the forward losses previously recognized in the U.S., the Company

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

recorded an incremental valuation allowance of $84.4 for the year to date period ended July 1, 2021. The change from December 31, 2020 is an additional valuation allowance of $71.6 recognized on the deferred tax assets generated from the 2021 activity and a $12.8 adjustment related to law changes and other state impacts. The total valuation allowance, including the increase of $84.4 recorded in 2021, was $234.4. This results in a net U.S. deferred tax liability after valuation allowance of $12.3.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon cumulative losses generated in the U.K. The Company recorded an incremental valuation allowance of $60.6 against deferred tax assets for the year to date period ended July 1, 2021 which is comprised of $0.4 for opening balance sheet adjustments related to Bombardier Acquisition, ($0.1) related to OCI, $5.4 from continuing operations and a discrete tax expense of $54.9 for the change in enacted corporate tax rates from 19% to 25% effective April 1, 2023. The total valuation allowance, including the 2021 increase of $60.6, was $251.4. This results in a net U.K. deferred tax liability after valuation allowance of $12.9.

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
The (2.44%) effective tax rate for the six months ended July 1, 2021 differs from the 38.0% effective tax rate for the same period of 2020 primarily due to the valuation allowance recorded in 2021. As the Company is currently reporting a pre-tax loss for the six months ended July 1, 2021, increases to tax expense result in a decrease to the effective tax rate and decreases to tax expense result in an increase to the effective tax rate.

As of July 1, 2021, the Company had deferred $33.0 of employer payroll taxes, as allowed by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. As of July 1, 2021, the Company has recorded an estimated pre-tax employee retention credit of approximately $18.8 related to calendar year 2020. The Company is evaluating its eligibility to continue with the pre-tax employee retention credit. In addition, as of July 1, 2021, the Company had recorded a deferral of $27.7 of VAT payments that has the option to pay in smaller payments through the end of March 31, 2022 interest free under the United Kingdom deferral scheme. Payments under this deferral program started in June 2021.

The Company's federal audit for the 2020 tax year is in process under the Internal Revenue Service Compliance Assurance Program ("CAP"). The Company will continue to participate in the CAP program for the 2021 tax year. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  The Company has an open tax audit in the Kingdom of Morocco for the tax years ended prior to the Company's ownership of the Moroccan legal entity. The Company has open audits in France for tax years 2018 and 2019 and Malaysia for tax years 2014 to 2019.

19.  Equity

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of Common Stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

shares of Common Stock and, when dilutive, potential outstanding shares of Common Stock during the measurement period. Diluted earnings per share includes any dilutive impact of RSUs, DRSUs, RSAs, and PBRSUs.

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of July 1, 2021, no treasury shares have been reissued or retired.

The total authorization amount remaining under the current share repurchase program is approximately $925.0. During the six month period ended July 1, 2021, the Company did not repurchase any shares of its Common Stock under this share repurchase program. Share repurchases are currently on hold pending the outcome of the COVID-19 pandemic. The Credit Agreement imposes restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	July 1, 2021			July 2, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(135.3)	104.2	$(1.30)	$(255.9)	103.9	$(2.46)
Income allocated to participating securities	—	—		—	—
Net loss	$(135.3)			$(255.9)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(135.3)	104.2	$(1.30)	$(255.9)	103.9	$(2.46)

	For the Six Months Ended
	July 1, 2021			July 2, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(306.9)	104.2	$(2.95)	$(418.9)	103.8	$(4.04)
Income allocated to participating securities	—	—		—	—
Net loss	$(306.9)			$(418.9)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(306.9)	104.2	$(2.95)	$(418.9)	103.8	$(4.04)

Included in the outstanding Common Stock were 1.2 million and 1.7 million of issued but unvested shares at July 1, 2021 and July 2, 2020, respectively, which are excluded from the basic Earnings Per Share ("EPS") calculation.

Common shares of 1.0 million and 1.2 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three and six months ended July 1, 2021, as the effect would have been antidilutive. Additionally, diluted EPS for the three and six months ended July 1, 2021 excludes 0.2 million and 0.2 million shares, respectively, that may be dilutive common shares in the future, but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Common shares of 0.7 million and 0.8 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three and six months ended July 2, 2020, as the effect would have been antidilutive. Additionally, diluted EPS for the three and six months ended July 2, 2020 excludes 0.2 million and 0.2 million shares, respectively, that may be dilutive common shares in the future, but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	July 1, 2021	December 31, 2020
Pension	$(114.9)	$(112.0)
Interest swaps	—	(0.9)
SERP/Retiree medical	13.6	14.5
Derivatives - foreign currency hedge	0.7	—
Foreign currency impact on long term intercompany loan	(11.5)	(11.8)
Currency translation adjustment	(40.0)	(43.9)
Total accumulated other comprehensive loss	$(152.1)	$(154.1)

Amortization or curtailment cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the Condensed Consolidated Statements of Operations was $0.6 and $0.3 for the three months ended July 1, 2021 and July 2, 2020, respectively, and $1.2 and $1.3 for the six months ended July 1, 2021 and July 2, 2020, respectively.

Rights Plan

On April 22, 2020, the Company’s Board of Directors declared a dividend of one right (a “Right”) for each outstanding share of Common Stock held on record at the close of business on May 1, 2020 (the “Record Time”), and adopted a stockholder rights plan, as set forth in the Stockholder Protection Rights Agreement, dated as of April 22, 2020 (the “Rights Agreement”), between the Company and Computershare Inc., as Rights Agent. The Rights Agreement expired on April 22, 2021 per its terms.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

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

The Company is also involved in a lawsuit filed by a former chief executive officer for benefits withheld in connection with a disputed violation of restrictive covenants within his retirement agreement. The trial was completed in late June and post-trial briefing is being completed. While the Company believes it is not probable that the former executive will succeed in the lawsuit, based upon the executive’s selection of cash as the sole remedy in the third quarter of 2020, the lawsuit could result in a loss up to $40 including pre-trial interest and any other relief, including an estimated offset by retaining previously vested shares. Factors underlying this estimated range of loss may change from time to time, and actual results may vary significantly from this estimate.

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

Customer and Vendor Claims

From time to time the Company receives, or is subject to, customer and vendor claims arising in the ordinary course of business, including, but not limited to, those related to product quality and late delivery. The Company accrues for matters when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, we take into consideration multiple factors including, without limitation, our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of an unfavorable outcome, and the severity of any potential loss. Any accruals deemed necessary are reevaluated at least quarterly and updated as matters progress over time. While the final outcome of these types of matters cannot be predicted with certainty, considering, among other things, the factual and legal defenses available, it is the opinion of the Company that, when finally resolved, no current claims will have a material adverse effect on the Company’s long-term financial position or liquidity. However, it is possible that the Company’s results of operations in a period could be materially affected by one or more of these other matters.

The Company has evaluated and refined management’s original estimate of costs related to rework on the B787 aircraft, including a preliminary assessment related to rework on the forward section of the fuselage, for which the Company identified an additional fit and finish issue in the three month period ended July 1, 2021. The Company continues to coordinate with Boeing to ensure that all necessary rework is performed. The Company cannot reasonably estimate the amount of any potential claims related to this issue at this time due to various reasons, including, among others: (1) that there is uncertainty that any

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

such claim could be received, (2) that there is uncertainty as to the outcome of any such claims, (3) that there may be significant factual and/or commercial issues to be resolved, and (4) that there may be novel legal issues presented.

Guarantees

Outstanding guarantees were $16.7 and $19.6 at July 1, 2021 and December 31, 2020, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $19.5 and $19.5 of restricted cash as of July 1, 2021 and December 31, 2020, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in "Restricted cash" and “Other assets” in the Company’s Condensed Consolidated Balance Sheets.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $8.1 as of July 1, 2021 and December 31, 2020. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however, the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $12.1 as of July 1, 2021 and December 31, 2020.

The following is a roll forward of the service warranty and extraordinary rework balance at July 1, 2021:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

Balance, December 31, 2020	$76.9
Charges to costs and expenses	(0.9)
Payouts	(1.4)
Exchange rate	(0.1)
Balance, July 1, 2021	$74.5

21.  Other (Expense) Income, Net

Other (expense) income, net is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
Kansas Development Finance Authority bond	$0.7	$0.6	$1.6	$1.7
Foreign currency (losses) gains (1)	1.4	(0.6)	(7.5)	4.8
Loss on sale of accounts receivable	(1.4)	(1.6)	(3.0)	(4.7)
Pension income (loss) (2)	26.4	(5.8)	52.5	(65.4)
Other	4.0	1.0	0.3	8.2
Total	$31.1	$(6.4)	$43.9	$(55.4)

(1) Foreign currency gains and losses are due to the impact of movement in foreign currency exchange rates on long-term contractual rights/obligations, as well as cash and both trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.

(2) Pension income for the three and six months ended July 1, 2021 includes $15.7 and $31.1 of income related to Belfast pension plan. Pension expense for the three and six months ended July 2, 2020 includes $14.6 and $83.8 of expense related to the voluntary retirement program.

22.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. Revenue from Boeing represents a substantial portion of the Company's revenues in all segments. The Wing Systems Segment also includes significant revenues from Airbus. Approximately 80% of the Company's net revenues for the three months ended July 1, 2021 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of non-recurring contracts, sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development, and unallocated cost of sales.

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
(US Dollars in millions other than per share amounts)

Fuselage Systems Segment manufactures products at the Company's facilities in Wichita, Kansas; Tulsa and McAlester, Oklahoma; Kinston, North Carolina; Biddeford, Maine; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia. The Fuselage Systems Segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

The Company’s Propulsion Systems Segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services. The Propulsion Systems Segment manufactures products at the Company's facility in Wichita, Kansas; Dallas, Texas; Biddeford, Maine; Belfast, and Northern Ireland.

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

While some working capital accounts are maintained on a segment basis, much of the Company’s assets are not managed or maintained on a segment basis. Property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, prepaid expenses, other assets, and deferred taxes are managed and maintained on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in aerostructures production across all segments. Work-in-process inventory is identifiable by segment, but is managed and evaluated at the program level. As there is no segmentation of the Company’s productive assets, depreciation expense (included in fixed manufacturing costs and selling, general and administrative expenses) and capital expenditures, no allocation of these amounts has been made solely for purposes of segment disclosure requirements.

The following table shows segment revenues and operating income for the three and six months ended July 1, 2021 and July 2, 2020:

	Three Months Ended		Six Months Ended
	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
Segment Revenues
Fuselage Systems	$492.2	$327.1	$929.3	$878.6
Propulsion Systems	241.9	169.6	468.4	394.8
Wing Systems	259.3	122.5	482.9	413.9
All Other	8.7	25.4	22.3	34.6
	$1,002.1	$644.6	$1,902.9	$1,721.9
Segment Operating Income (Loss)
Fuselage Systems(1)	$(31.8)	$(251.5)	$(91.6)	$(337.9)
Propulsion Systems(2)	28.2	(17.3)	44.9	(22.6)
Wing Systems(3)	(16.2)	(42.5)	(35.1)	(28.9)
All Other	1.5	8.0	2.7	9.8
	$(18.3)	$(303.3)	$(79.1)	$(379.6)
SG&A	(66.9)	(49.0)	(124.5)	(126.4)
Research and development	(13.3)	(8.3)	(21.5)	(20.6)
Unallocated cost of sales	0.8	(6.4)	1.5	(7.9)
Total operating loss	$(97.7)	$(367.0)	$(223.6)	$(534.5)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

(1) The three and six months ended July 1, 2021 includes excess capacity production costs of $27.6 and $70.2, respectively, related to the B737 MAX and A220 production schedule changes, abnormal costs of $1.4 and $2.1, respectively, for workforce adjustments as a result of COVID-19 production pause net of U.S. employee retention credit and U.K. government subsidies, and $0.9 and $2.7, respectively, of restructuring costs. The three and six months ended July 2, 2020 includes excess capacity production cost of $50.6 and $101.8, respectively, related to B737 MAX production schedule changes, abnormal costs of $11.2 and $26.5, respectively, for workforce adjustments as a result of COVID-19 production pause, $2.4 and $32.5, respectively, of restructuring costs, and $22.5 from loss on disposition of assets.

(2) The three and six months ended July 1, 2021 includes excess capacity production costs of $7.1 and $14.3, respectively, related to the B737 MAX and A220 production schedule changes, abnormal costs of $0.3 and $0.4, respectively, for workforce adjustments as a result of COVID-19 production pause net of U.S employee retention credit, and $0.0 and $(0.2), respectively, of restructuring costs. The three and six months ended July 2, 2020 includes excess capacity production cost of $17.5 and $33.3, respectively, related to the B737 MAX production schedule changes, abnormal costs of $4.0 and $10.2, respectively, for workforce adjustments as a result of COVID-19 production pause, and $1.6 and $10.4, respectively, of restructuring costs.

(3) The three and six months ended July 1, 2021 includes excess capacity production costs of $12.8 and $30.6, respectively, related to the B737 MAX, A220 and A320 production schedule changes, abnormal costs of $0.7 and $2.0, respectively, for workforce adjustments as a result of COVID-19, net of U.S employee retention credit and U.K government subsidies, and $4.3 and $4.8 of restructuring costs. The three and six months ended July 2, 2020 includes excess capacity production cost of $14.7 and $21.1, respectively, related to the B737 MAX and A320 production schedule changes, abnormal costs of $4.1 and $8.0, respectively, for workforce adjustments as a result of COVID-19, net of U.K. government subsidies, restructuring costs of $2.3 and $6.0, respectively, and $0.4 from loss on the disposition of assets.

23.  Restructuring Costs

The Company's results of operations for both the three and six months ended July 1, 2021 and July 2, 2020 include restructuring costs related to actions the Company has taken to align costs to updated production levels that have been directed by the Company's customers (restructuring activity). Largely beginning in the first quarter of year 2020, the Company's customers, including Boeing and Airbus, significantly reduced their overall production rates as a result of the COVID-19 pandemic and, in the case of Boeing, the B737 MAX grounding. The restructuring activity materially affected the scope of operations and manner in which business is conducted by the Company compared to periods prior to the restructuring activities.
Restructuring costs are presented separately as a component of operating loss on the Condensed Consolidated Statements of Operations. The total restructuring costs of $5.2 and $7.3 for the three and six months ended July 1, 2021, respectively, largely includes cost related to McAlester and San Antonio site closures. For the three and six months ended July 2, 2020, total restructuring costs of $6.3 and $48.9, respectively, were comprised of $4.9 and $36.4, respectively, related to involuntary workforce reductions and $1.4 and $12.5, respectively, related to a VRP.
Of the $7.3 total restructuring cost for the six months ended July 1, 2021, $4.0 was paid during the six-month period ended July 1, 2021 and the remaining $3.3 is recorded in the accrued expenses line item on the balance sheet as of July 1, 2021.
The costs of the restructuring plan are included in segment operating margins. The total amount for the three and six month period ended July 1, 2021 for each segment was $0.9 and $2.7, respectively, for the Fuselage Systems Segment, $0.0 and $(0.2), respectively, for the Propulsion Systems Segment, and $4.3 and $4.8, respectively, for the Wing Systems Segment. The total amount for the three and six month period ended July 2, 2020 for each segment was $2.4 and $32.5, respectively, for the Fuselage Systems Segment, $1.6 and $10.4, respectively, for the Propulsion Systems Segment, and $2.3 and $6.0, respectively, for the Wing Systems Segment.

24.  Acquisitions

Applied Aerodynamics

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

During the three months ended July 1, 2021, the Company acquired the assets of Applied, a composite maintenance, repair and overhaul (MRO) company based in Farmers Branch, Texas, for a purchase price of $29.6, including cash consideration of $21.1. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill. As of July 1, 2021, given the preliminary nature of the purchase price allocation and time constraints, the Company has not yet allocated goodwill to the relevant reporting units and or reportable segments. The purchase price allocation is subject to adjustment as we obtain additional information for our estimates during the measurement period. The preliminary purchase price allocation of the assets acquired and the liabilities assumed was recorded as of the acquisition date, and those assets and liabilities are included in the Consolidated Balance Sheet as of July 1, 2021, including $3.0 of property, plant and equipment, $2.6 of working capital, $6.9 of intangible assets and $17.4 allocated to goodwill, which is expected to be deductible for tax purposes. Operating income from the acquired business is reported within our existing segments, primarily Fuselage Systems and Propulsion Systems, as of the acquisition date.

Acquisition-related expenses were $0.5 and $0.6, respectively, for the three and six month period ended July 1, 2021 and $0.0 and $0.0, respectively, for the three and six month period ended July 2, 2020. Acquisition-related expenses are included in selling, general and administrative costs on the Condensed Consolidated Statement of Operations.

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

The Bombardier Acquired Businesses are global leaders in aerostructures and fabrication, delivering composite and metallic wing components, nacelles, fuselages and tail assemblies, along with high-value mechanical assemblies made out of aluminum, titanium and steel. The backlog of work includes long-term contracts on the Airbus aircraft family, along with Bombardier business and regional jets. The acquisition is in line with the Company’s growth strategy of increasing Airbus content, developing a low-cost country footprint, and growing the Company’s aftermarket business. The Bombardier Acquired Businesses are included within the Fuselage Systems, Propulsion Systems, and Wing Systems reporting segments. Refer to Note 22, Segment Information for additional information about the Company’s segments.

The Company, acting through certain of its subsidiaries, also assumed net pension liabilities of approximately $316. In addition, Spirit assumed financial obligations related to a repayable investment agreement with the Department for Business, Energy and Industrial Strategy of the Government of the United Kingdom. As a result of its obligation to make future payments under this agreement, the Company recorded the assumed obligation from this transaction as a liability on its Consolidated Balance Sheet that will be accounted for using the interest method over the estimated life of the agreement. As a result, the Company imputes interest on the transaction and recorded imputed interest expense at the estimated interest rate. The Company's estimate of the interest rate under the agreement is based on the amount of payments expected to be made over the remaining life of the agreement. The Company utilizes future sales projections and growth rates to further develop this estimate. The projected amount of payments expected to be made involves the use of significant estimates and assumptions with respect to the number of units expected to be sold. The Company periodically assesses the expected payments to be made using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will adjust the amortization of the liability prospectively. The Company determined the fair value of the liability at the acquisition date to be $304 which is included within the liabilities assumed, with a current effective annual imputed interest rate of 6.78%. Cash payments made related to the principal component of the liability will be classified as a financing outflow on the Consolidated Statement of Cash Flows, while payments made related to the interest component will be presented within operating cash flows.

The $275 cash consideration, along with these assumed liabilities, results in a total enterprise value of $895 as of October 30, 2020. The Company agreed to procure payment of a special contribution of £100 million to the Shorts pension scheme on October 30, 2021. In addition, included within the liabilities assumed is approximately $310 in forward loss contracts.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

Acquisition-related expenses were $0.7 and $1.9, respectively, and $1.9 and $2.9, respectively, for the three and six months ended July 1, 2021 and July 2, 2020, respectively, and are included in selling, general and administrative costs on the Condensed Consolidated Statements of Operations.

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

The Company also identified contractual obligations with customers on certain contracts with economic returns that are lower than could be realized in market transactions as of the acquisition date. The Company measured these liabilities under the measurement provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Significant assumptions were used to determine the fair value of the loss contract reserves using the discounted cash flow model including discount rates, forecasted quantities of products to be sold under the long-term contracts and market prices for respective products. These were forward looking assumptions that could be affected by future economic and market conditions. Based on the estimated net cash outflows of the programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, the Company recorded assumed liabilities of approximately $310 in connection with the Bombardier Acquisition. These liabilities are shown within the forward loss provision on the Condensed Consolidated Balance Sheets for the period ended July 1, 2021. These liabilities will be liquidated in accordance with the underlying pattern of obligations, as reflected by the expenses incurred on the contracts, as a reduction to cost of sales. Total consumption of the contractual obligation in 2020 was $7.2. Total consumption of the contractual obligation for the next five years, based upon the assumptions referenced above is expected to be as follows: $24.6 in 2021, $49.0 in 2022, $74.1 in 2023, $86.7 in 2024, and $68.4 in 2025.

The Company will finalize its purchase price allocation by October 30, 2021 after the Company further analyzes and assesses certain factors used in establishing the fair values of assets acquired and liabilities assumed as of the Bombardier Acquisition date including contractual and operational factors underlying the customer-related intangible assets and forward loss provisions, and details surrounding tax matters. Based on additional information obtained during the six month period ended July 1, 2021, the Company recognized the following adjustments to its preliminary purchase price allocation, which are included below: Intangible assets decreased by $1.0, forward loss liability increased by $28.4, other non-current liabilities increased by $4.3, accounts receivable decreased by $2.2 and inventory decreased by $0.4. As a result of these adjustments, as of July 1, 2021, the recognized goodwill was adjusted from $486.8 to $523.1. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation table below.

The preliminary purchase price allocation of the assets acquired and the liabilities assumed at the acquisition date is as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

At October 30, 2020
Cash and cash equivalents	$4.4
Accounts receivable, net	91.9
Inventory	251.6
Other current assets	11.1
Intangible assets, net	187.1
Other non-current assets	11.7
Property and equipment, net	373.6
Right of use asset	27.7
Goodwill	523.1
Total assets acquired	$1,482.2

Accounts payable	$90.4
Accrued payroll and employee benefits	113.8
Forward loss provision, short-term	33.8
Other current liabilities	31.5
Forward loss provision, long-term	276.2
Other non-current liabilities	317.7
Operating lease liabilities, long-term	27.5
Retirement benefits	316.3
Total liabilities assumed	$1,207.2
Net assets acquired	$275.0

The preliminary amounts allocated to the intangible assets identified are as consist of the follows:

	Amount	Amortization Period
		(in years)
Developed Technology	$62.0	15.0
Customer Relationships	$125.1	18.0
Total intangible assets	$187.1

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

The goodwill recognized is attributable primarily to expected synergies and intangible assets that do not qualify for separate recognition, such as the acquired assembled workforce. We expect $24.8 of the goodwill to be deductible for income tax purposes. The Company's preliminary allocation of goodwill to our reportable segments is based on the fair value of projected earnings as of the acquisition date. The goodwill is allocated $137.7 to the Fuselage Systems Segment, $109.7 to the Propulsion Systems Segment, and $275.7 to the Wing Systems Segment.

The results of operations of the Bombardier Acquired Businesses are included in the Company’s Consolidated Statements of Operations for the six months ended July 1, 2021. The following summary, prepared on a pro-forma basis, represents the unaudited consolidated results of operations for the six months July 2, 2020 as if the Bombardier Acquisition had been completed as of January 1, 2020. The pro-forma results include the impact of any post-acquisition adjustments directly attributable to the acquisition and the impact of adjustments such as the recognition of additional depreciation and amortization expense, and the related income tax effects. This pro-forma presentation does not include any impact of transaction synergies. The pro-forma results are not necessarily indicative of what the results of operations would have been had the Bombardier Acquisition occurred during the periods presented, nor does they purport to represent results for any future periods.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

For the Six Months Ended
July 2, 2020
Revenue - as reported	$1,721.9
Revenue - pro-forma	2,089.4
Net (loss) income - as reported	$(418.9)
Net (loss) income - pro-forma	(444.5)
Earnings Per Share - Diluted - as reported	$(4.04)
Earnings Per Share - Diluted - pro-forma	(4.29)
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

Acquisition-related expenses were $0.0 and $0.1 respectively, for the three and six month period ended July 1, 2021 and $6.4 and $17.4, respectively, for the three and six month period ended July 2, 2020. Acquisition-related expenses are included in selling, general and administrative costs on the Condensed Consolidated Statements of Operations.

25.  Subsequent Events

On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired two further defined benefit plans (including the Shorts Pension) for current and former employees at the Belfast location. On July 2, 2021, the Company concluded its consultation with employee and Trade Union representatives on the closure of the largest of these, the Shorts Pension. The outcome of the consultation is that the Shorts Pension is expected to close to the future accrual of benefits for all employees who are members of the plan, effective December 10, 2021. From December 11, 2021, affected employees will build up future retirement savings in a new defined contribution scheme. The impact of the closure of the Shorts Pension is currently being assessed and will be recognized in the third quarter of 2021.

Based on the Company's preliminary assessment of the latest 787 program demand received from Boeing on August 2, 2021, the Company expects to incur an incremental forward loss of approximately $40 to $60 in the third quarter of 2021 due to the impact of reduced production volumes and the corresponding amount of fixed overhead absorption applied to lower deliveries. This preliminary assessment is subject to change if Boeing revises its production and delivery plans.

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
• the outcome of non-conformance, product warranty, defective product, or similar claims and the impact settlement of such claims may have on our accounting assumptions;
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

COVID-19

During the three and six month periods ended July 1, 2021, the COVID-19 pandemic continued to have a significant negative impact on the aviation industry, our customers, and our business globally. Although the aviation industry showed signs of improvement and recovery during the three and six months ended July 1, 2021, the length of the COVID-19 pandemic and its impact on the aviation industry and the Company’s operational and financial performance remains uncertain and outside of the Company’s control. Distribution and administration of vaccines generally progressed during the period, and travel advisories and restrictions generally eased, however, due to the uncertain and rapidly evolving nature of current conditions around the world (including with respect to the Delta variant), we are unable to predict accurately the impact that COVID-19 will have on our business going forward, including for the reasons stated in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K").

Our expectation is that our business operations will not improve until our customers are willing to produce aircraft at sufficient levels, which is dependent upon the public's willingness to use aircraft travel, sufficient OEM orders (without suspension) from airlines, and the financial resources of airlines, other companies, and individuals.

B737 Program

The B737 MAX program is a critical program to the Company. For the twelve months ended December 31, 2018, 2019, and 2020, approximately 56%, 53%, and 19% of our net revenues were generated from sales of components to Boeing for the B737 aircraft, respectively. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Special Business Provisions and the General Terms Agreement (collectively, the “Sustaining Agreement”) between Spirit and Boeing. The Sustaining Agreement is a requirements contract and Boeing can reduce the purchase volume at any time.

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. On November 18, 2020, the FAA issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes that must be made before the aircraft returns to service. Boeing's deliveries of the B737 MAX resumed in the fourth quarter of 2020. Since November 2020, regulators from Brazil, Canada, the EU, U.K., and other countries have taken similar actions to unground the B737 MAX and permit return to service, with China the most significant country remaining to allow the B737 MAX to return to service. During the six month period ended July 1, 2021, Boeing continued to receive orders for the B737 MAX, and several air carriers resumed flights on the aircraft.

In 2021, we expect that ongoing demand challenges from the 737 MAX grounding will continue to be exacerbated by the COVID-19 pandemic because other programs that mitigate the strain of the lower B737 MAX production rate continue to be suspended or producing at lower rates. We expect air travel demand will improve from 2020 levels as COVID-19 vaccinations are administered globally. The overall pace of any recovery of air travel demand will depend on availability, speed and acceptance of vaccinations, the speed of continued COVID-19 mutations, effectiveness of vaccines on new strains of the COVID-19 virus, government travel restrictions and availability and speed of test results. We expect that domestic air travel demand will fully recover in the near term with international air travel demand continuing to lag behind. As a result, we expect that the B737 MAX and other narrowbody production rates will recover to pre-pandemic levels before widebody production rates. For additional information, see the “Risk Factors” section of our 2020 Form 10-K.

B787 Program

In the year ended December 31, 2020, Boeing announced B787 production rate changes from 10 aircraft per month to 5 aircraft per month. This resulted in an incremental forward loss charge of $192.5 million for the year ended December 31, 2020.

During the fourth quarter of 2020, as Boeing was reviewing its B787 Dreamliner production system, we began analyzing our own B787 production system. Our results for the first quarter, ended April 1, 2021, included an initial assessment regarding the rework required and included an associated estimated loss of $29.3 million. This amount was management’s estimate of costs related to engineering changes and rework and constituted the forward loss charge for the B787 program recorded for the quarter ended April 1, 2021 based upon all available information as of such date. During the three month period ended July 1, 2021, we continued to evaluate and refine management’s estimate of costs related to engineering changes and rework based upon additional information received from Boeing, and further refined the areas of the B787 which could require rework in the forward section, including management’s initial assessment of costs. As a result of ongoing engagement with Boeing on the 787 program, we identified an additional fit and finish issue in the forward section of the fuselage that is related to a part that Spirit receives from one of our suppliers. We are working with Boeing and the supplier on a resolution, and continue to coordinate with Boeing to ensure that we have performed all necessary rework. As a result of management's further assessment, we recorded an incremental forward loss charge of $46.4 million for the second quarter ended July 1, 2021. Changes to the scope of quality issues and any associated rework may increase or decrease the total estimated provision as of July 1, 2021. Additionally, production rate changes, changes in cost assessments, or claims could result in additional incremental forward loss charges. See also Note 20, Commitments, Contingencies and Guarantees.

Based on the Company's preliminary assessment of the latest 787 program demand received from Boeing on August 2, 2021, the Company expects to incur an incremental forward loss of approximately $40 to $60 million in the third quarter of 2021 due to the impact of reduced production volumes and the corresponding amount of fixed overhead absorption applied to lower deliveries. This preliminary assessment is subject to change if Boeing revises its production and delivery plans.

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

The uncertainties associated with the duration of the COVID-19 pandemic increase the difficulty in estimating the potential impact of these factors. Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, July 1, 2021. Subsequent to this date, it is reasonably possible that changes to the global economic situation and to public securities markets as a consequence of the COVID-19 pandemic could alter estimates as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment.

At July 1, 2021, the net book value of long-lived assets was $2,445.8 million and the balance of intangible assets was $214.9 million. For the period ended July 1, 2021, there were no events which would require the Company to update its impairment analysis.

As of July 1, 2021, the balance of goodwill was $619.0 million. Goodwill primarily represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the acquisition of Fiber Materials Inc. ("FMI") in the first quarter of 2020 and the completion of the acquisition of the outstanding equity of Short Brothers plc (“Shorts”) and Bombardier Aerospace North Africa SAS ("BANA"), and substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Business”), along with the assumption of certain liabilities of Shorts and BANA (the “Bombardier Acquisition”) in the fourth quarter of 2020. The Company assesses goodwill for impairment annually as of the first day of the fourth quarter, or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended July 1, 2021, there were no events or circumstances which would require the Company to update its goodwill impairment analysis. As discussed above, due to the inherent uncertainties of the current operating environment, we will continue to evaluate our reporting units for events or circumstances that indicate that their fair values may be lower than their carrying values.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Six Months Ended
	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
	($ in millions)		($ in millions)
Revenue	$1,002.1	$644.6	$1,902.9	$1,721.9
Cost of sales	1,014.4	925.1	1,973.2	2,037.6
Gross loss	(12.3)	(280.5)	(70.3)	(315.7)
Selling, general and administrative	66.9	49.0	124.5	126.4
Restructuring costs	5.2	6.3	$7.3	48.9
Research and development	13.3	8.3	21.5	20.6
Loss on disposal of assets	—	22.9	—	22.9
Operating loss	(97.7)	(367.0)	(223.6)	(534.5)
Interest expense and financing fee amortization	(59.1)	(48.6)	(118.9)	(80.8)
Other income (expense), net	31.1	(6.4)	43.9	(55.4)
Loss before income taxes and equity in net loss of affiliate	(125.7)	(422.0)	(298.6)	(670.7)
Income tax (expense) benefit	(9.0)	167.6	(7.3)	254.8
Loss before equity in net loss of affiliate	(134.7)	(254.4)	(305.9)	(415.9)
Equity in net loss of affiliate	(0.6)	(1.5)	(1.0)	(3.0)
Net loss	$(135.3)	$(255.9)	$(306.9)	$(418.9)

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Six Months Ended
Model	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
B737	35	19	64	37
B747	2	1	3	3
B767	9	5	19	11
B777	6	7	11	16
B787	11	22	26	62
Total Boeing	63	54	123	129
A220	15	8	27	23
A320 Family	96	69	226	257
A330	4	5	9	13
A350	11	13	23	39
Total Airbus	126	95	285	332
Total Business and Regional Jets (1)	54	10	104	22
Total	243	159	512	483

(1) Total business/regional jet deliveries include deliveries related to the Bombardier Acquisition beginning in the fourth quarter of 2020.

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

Net revenues by prime customer are as follows:

	Three Months Ended		Six Months Ended
Prime Customer	July 1, 2021	July 2, 2020	July 1, 2021	July 2, 2020
	($ in millions)		($ in millions)
Boeing	$561.8	$370.0	$1,029.7	$1,046.1
Airbus	244.6	128.0	476.2	415.1
Other	195.7	146.6	397.0	260.7
Total net revenues	$1,002.1	$644.6	$1,902.9	$1,721.9

Changes in Estimates

During the second quarter of 2021, we recognized unfavorable changes in estimates of $42.3 million, which included net forward loss charges of $52.2 million, and favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2021 of $9.9 million. The favorable cumulative catch-up adjustment was driven by a change in the estimate of production costs on the B737 program. The forward losses in the second quarter relate primarily to the B787 program, driven by engineering analysis and the estimated cost of rework, including the Company’s initial assessment of costs related to rework of certain elements of the forward section of the fuselage. The quarter also includes additional loss on the A350 program related to changes to the production schedule and to estimated build process quality improvement costs.

During the same period in the prior year, we recognized total unfavorable changes in estimates of $231.8 million, which included net forward loss charges of $194.1 million, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2020 of $37.7 million.

Three Months Ended July 1, 2021 as Compared to Three Months Ended July 2, 2020

Revenue.  Net revenue for the three months ended July 1, 2021 was $1,002.1 million, an increase of $357.5 million, or 55.5%, compared to net revenue of $644.6 million for the same period in the prior year. The increase in revenue was driven by higher production on the B737 program. The revenue increase also includes the impact of greater production in the current period on B767 and A320 programs, and incremental revenue relative to the prior period from our recently acquired A220 wing and Bombardier programs. These revenue increases were partially offset by lower production during the period on the B777 and B787 programs. Approximately 80% and 77% of Spirit’s net revenues for the second quarter of 2021 and 2020, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing increased to 63 shipsets during the second quarter of 2021, compared to 54 shipsets delivered in the same period of the prior year, primarily driven by increases on B737 and B767 programs, partially offset by decreased deliveries on the B787 program. Total deliveries to Airbus increased to 126 shipsets during the second quarter of 2021, compared to 95 shipsets delivered in the same period of the prior year, primarily driven by increased production on the A320 and A220 programs. Deliveries for programs recently acquired in the Bombardier Acquisition (other than the A220) are reflected in the business/regional jet components that increased to 54 shipsets during the second quarter of 2021, compared to 10 shipsets delivered in the same period of the prior year. In total, deliveries increased to 243 shipsets during the second quarter of 2021, compared to 159 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit.  Gross Loss was ($12.3) million for the three months ended July 1, 2021, compared to Gross Loss of ($280.5) million for the same period in the prior year. The decreased loss was primarily driven by forward losses in the current quarter on the B787 and A350 programs that were lower than the forward losses on these programs for the same period of the prior year, and greater profit driven by higher B737 program production rates, including lower excess capacity and abnormal production costs than the same period of the prior year. In the second quarter of 2021, we recognized $47.5 million of excess capacity production costs driven by production schedule changes on B737 MAX and A320 programs and $2.4 million of net workforce adjustments as a result of COVID-19, compared to prior year excess capacity cost of $82.8 million and abnormal costs related to workforce adjustments of $19.3 million. In the second quarter of 2021, we recognized $9.9 million of favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2021, and $52.2 million of net forward loss charges. The forward losses in the second quarter of 2021 relate primarily to the B787 program, driven by engineering analysis and the estimated cost of rework, including the Company’s initial assessment of costs related to rework of certain elements of the forward section of the fuselage. In the second quarter of 2020, we recorded $37.7 million of unfavorable cumulative catch-up adjustments related to periods prior to the second quarter of 2020, and $194.1 million of net forward loss charges related to the B787, B747, A350, and BR725 programs.

SG&A and Research and Development.  SG&A expense was $17.9 million higher for the three months ended July 1, 2021, compared to the same period in the prior year, reflecting lower acquisition related expenses for the period offset by the impact of greater support labor and purchased services activity in the current year period. Research and development expense was $5.0 million higher for the three months ended July 1, 2021, compared to the same period in the prior year.

Restructuring Costs. Restructuring costs for cost-alignment and headcount reductions as a result of B737 MAX grounding and COVID-19 impacts decreased $1.1 million for the three months ended July 1, 2021, compared to the same period in the prior year. The variance reflects the relatively higher cost-alignment and headcount reduction activity seen in the prior year period.

Operating (Loss) Income.  Operating loss for the three months ended July 1, 2021 was ($97.7) million, an improvement of $269.3 million, compared to operating loss of ($367.0) million for the same period in the prior year. The improvement reflects the decreased gross loss on sales and changes to restructuring costs, SG&A costs, and research and development costs mentioned above. Additionally, during the three months ended July 2, 2020, Spirit recognized loss on disposal charges of $22.9 million related to certain long lived assets on the Boeing 787 and Airbus A350 programs.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended July 1, 2021 increased $10.5 million compared to the same period in the prior year. The three months ended July 1, 2021 includes $47.7 million of interest and fees paid or accrued in connection with long-term debt and $2.2 million in amortization of deferred financing costs and original issue discount, compared to $41.1 million of interest and fees paid or accrued in connection with long-term debt and $3.4 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. The remaining variance from the comparable prior period is driven by interest expense recognized on the repayable investment agreement with the Department for Business, Energy and Industrial Strategy of the Government of the United Kingdom ("BEIS"). See also Note 24, Acquisitions.

Other (Expense) Income, net. Other income, net for the three months ended July 1, 2021 was $31.1 million, compared to a net expense of $6.4 million for the same period in the prior year. The increase in other income primarily reflects an increase in net pension income for the three months ended July 1, 2021 compared to the same period of the prior year, including the impact of a pension loss recognized in the prior year period related to a voluntary retirement program.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing asset and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of July 1, 2021. Discrete items impacting the valuation allowance were the enactment of a corporate tax rate increase in the U.K. from 19% to 25% effective April 1, 2023 and state adjustments including a Kansas law change that modified the Kansas net operating loss carryforward rules. The U.K. corporate tax rate change also resulted in the remeasurement of U.K. deferred tax assets. The adjustments related to these items result in a U.K. remeasurement increasing the valuation allowances by $54.9 million and a $12.8 million U.S. adjustment related to law changes and other state impacts. The net valuation allowance was increased by $44.2 million in the U.S. and by $54.4 million in the U.K. for the three months ended July 1, 2021.

The income tax expense for the three months ended July 1, 2021 includes ($13.5) million for federal taxes, $20.0 million for state taxes and $2.5 million for foreign taxes. The income tax provision for the three months ended July 2, 2020 includes ($157.4) million for federal taxes, ($6.7) million for state taxes and ($3.5) million for foreign taxes. The effective tax rate for the three months ended July 1, 2021 is (7.19%) as compared to 39.7% for the same period in 2020. As we are reporting a pre-tax loss for the three months ended July 1, 2021, increases to tax expense result in a decrease to our effective tax rate and decreases to tax expense result in an increase to our effective tax rate.

The decrease from the U.S. statutory tax rate (resulting in incremental tax expense) is attributable primarily to the impact of the valuation allowance recognized on U.S. and U.K. deferred tax assets.

Spirit filed its tentative federal income tax return for the year ended December 31, 2020 and the respective net operating loss carryback claim on March 15, 2021. This filing includes a federal income tax refund claim of approximately $300 million, which is classified as an other current asset.

Segments. The following table shows segment revenues and operating income for the three months ended July 1, 2021 and July 2, 2020:

	Three Months Ended
	July 1, 2021	July 2, 2020
	($ in millions)
Segment Revenues
Fuselage Systems	$492.2	$327.1
Propulsion Systems	241.9	169.6
Wing Systems	259.3	122.5
All Other	8.7	25.4
	$1,002.1	$644.6
Segment Operating (Loss) Income
Fuselage Systems	$(31.8)	$(251.5)
Propulsion Systems	28.2	(17.3)
Wing Systems	(16.2)	(42.5)
All Other	1.5	8.0
	(18.3)	(303.3)
SG&A	(66.9)	(49.0)
Research and development	(13.3)	(8.3)
Unallocated cost of sales (1)	0.8	(6.4)
Total operating (loss) income	$(97.7)	$(367.0)

(1) Includes $0.4 million reversal of warranty expense and $1.6 million warranty expense for the three months ended July 1, 2021 and July 2, 2020, respectively.

Fuselage Systems Segment, Propulsion Systems Segment, Wing System Segment, and All Other represented approximately 49%, 24%, 26% and 1%, respectively, of our net revenues for the three months ended July 1, 2021 and approximately 51%, 26%, 19% and 4% respectively, of our net revenues for the three months ended July 2, 2020.

Fuselage Systems.  Fuselage Systems Segment net revenues for the three months ended July 1, 2021 were $492.2 million, an increase of $165.1 million, or 50%, compared to the same period in the prior year. The increase in revenues was primarily due to an increase from the prior period in B737 MAX program revenue, driven by increased production volume compared to the prior year period, and revenue from our recently acquired Bombardier programs within the segment. Increased production volumes on the B767 program compared to the same period in the prior year also contributed to the increase in revenues, and the increases to prior period revenue were partially offset by lower production revenue on B787, B777, and defense programs.

 Fuselage Systems Segment operating margins were (6%) for the three months ended July 1, 2021, compared to (77%) for the same period in the prior year. The increase in margin, compared to the same period in the prior year, was driven by forward losses in the current quarter on the B787 and A350 programs that were lower than the forward losses on these programs for same period of the prior year, and greater profit driven by higher B737 program production rates, including lower excess capacity and abnormal production costs than the same period of the prior year. For the three months ended July 1, 2021, the Fuselage Systems Segment includes $0.9 million of restructuring costs, $27.6 million of excess capacity production costs related to B737 MAX and A220 production schedule changes, and $1.4 million of net workforce adjustments as a result of COVID-19, compared with excess capacity costs of $50.6 million, workforce reductions of $11.2 million, restructuring costs of $2.4 million, and $22.5 million from loss on disposition of assets for the same period in the prior year. In the second quarter of 2021, the segment recorded favorable cumulative catch-up adjustments of $4.0 million and net forward loss charges of $35.7 million. In comparison, during the second quarter of 2020, the segment recorded unfavorable cumulative catch-up adjustments of $31.1 million and net forward loss charges of $155.1 million.

Propulsion Systems. Propulsion Systems Segment net revenues for the three months ended July 1, 2021 were $241.9 million, an increase of $72.3 million, or 43%, compared to the same period in the prior year. The increase was primarily due to increased production on the B737 MAX program, and also includes increased aftermarket sales and incremental revenue from the recently acquired Bombardier programs, partially offset by lower production volumes on B777 and B787 programs. Propulsion Systems Segment operating margins were 12% for the three months ended July 1, 2021, compared to (10%) for the same period in the prior year, driven largely by increased profit and margins on B737 program sales, lower restructuring costs and excess capacity production costs, and a decrease in the amount of forward loss on the B787 program, as compared to the same period in the prior year. For the three months ended July 1, 2021 the Propulsion Systems Segment includes $0.0 million of restructuring costs, $7.1 million of excess capacity production costs related to B737 MAX and A220 production schedule changes, and $0.3 million of net workforce adjustments as a result of COVID-19, compared with excess capacity costs of $17.5 million, workforce reductions of $4.0 million, and restructuring costs of $1.6 million for the same period in the prior year. The segment recorded favorable cumulative catch-up adjustments of $5.9 million and net forward loss charges of $8.6 million for the three months ended July 1, 2021. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $5.1 million and net forward loss charges of $16.2 million.

Wing Systems.   Wing Systems Segment net revenues for the three months ended July 1, 2021 were $259.3 million, an increase of $136.8 million, or 112%, compared to the same period in the prior year. The increase was primarily due to an increase from the prior period in B737 MAX and A320 program revenues driven by increased production volume compared to the prior year period, and revenue from our recently acquired A220 wing program within the segment. Increased revenue on the A350 program within the segment compared to the same period in the prior year also contributed to the increase, which was partially offset by lower production revenue on the B787 program within the segment. Wing Systems Segment operating margins were (6%) for the three months ended July 1, 2021, compared to (35%) for the same period in the prior year. The increase in margin was primarily driven by a decrease in the amount of forward loss on the B787 program, increased profit on the A320 and A350 programs, and lower excess capacity costs, each as compared to the same period in the prior year. For the three months ended July 1, 2021 the Wing Systems Segment includes $4.3 million of restructuring costs, $12.8 million of excess capacity production costs related to B737 MAX, A220 and A320 production schedule changes , and $0.7 million of net workforce adjustments as a result of COVID-19, compared with excess capacity costs of $14.7 million, workforce reductions of $4.1 million, restructuring costs of $2.3 million, and $0.4 million from loss on the disposition of assets for the same period in the prior year. In the second quarter of 2021, the segment recorded unfavorable cumulative catch-up adjustments of $0.4 million and net forward loss charges of $7.9 million. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $1.6 million and $22.8 million of net forward loss charges.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services and natural gas revenues from the Kansas Industrial Energy Supply Company ("KIESC"). In the three months ended July 1, 2021, all Other segment net revenues were $8.7 million, an decrease of ($16.7) million compared to the same period in the prior year, primarily due to non-recurring revenue recognized in the prior year.

Six Months Ended July 1, 2021 as Compared to Six Months Ended July 2, 2020

Revenue.  Net revenue for the six months ended July 1, 2021 was $1,902.9 million, an increase of $181 million, or 10.5%, compared to net revenue of $1,721.9 million for the same period in the prior year. Revenue in the current period includes the impact of greater production revenues on the B737 and B767 programs and incremental revenue relative to the prior period from our recently acquired A220 wing and Bombardier programs. These revenue increases were partially offset by lower production, as compared to the same period in the prior year, on B777, B787, and A350 programs, and lower aftermarket sales. Approximately 79% and 85% of Spirit’s net revenues for the six months ended July 1, 2021 and July 2, 2020, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing decreased to 123 shipsets during the six months ended July 1, 2021, compared to 129 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the B787 program, partially offset by increased deliveries on the B737 MAX program. Total deliveries to Airbus decreased to 285 shipsets during the six months ended July 1, 2021, compared to 332 shipsets delivered in the same period of the prior year, primarily driven by decreased deliveries on the A320 and A350 programs. Deliveries for programs recently acquired in the Bombardier Acquisition (other than the A220) are reflected in the business/regional jet components that increased to 104 shipsets during the six months ended July 1, 2021, compared to 22 shipsets delivered in the same period of the prior year. In total, deliveries increased to 512 shipsets during the six months ended July 1, 2021, compared to 483 shipsets delivered in the same period of the prior year.
Gross (Loss) Profit.  Gross Loss was ($70.3) million for the six months ended July 1, 2021, compared to Gross Loss of ($315.7) million for the same period in the prior year. The increase was primarily driven by forward losses in the current quarter on the B787 and A350 programs that were lower than the forward losses on these programs for same period of the prior year, and greater profit driven by higher B737 program production rates, including lower excess capacity and abnormal production costs than the same period of the prior year. In the six months ended July 1, 2021, we recognized $115.1 million of excess capacity production costs driven by production schedule changes on B737 MAX and A320 programs, and $4.5 million of net workforce adjustments as a result of COVID-19, compared to prior year excess capacity cost of $156.2 million and abnormal costs related to workforce adjustments of $44.7 million. In the six months ended July 1, 2021, we recognized $0.1 million of favorable cumulative catch-up adjustments related to periods prior to the six months ended July 1, 2021, and $124.6 million of net forward loss charges related to the B787, B747, B767, and A350 programs. In the six months ended July 2,

2020, we recorded $33.5 million of unfavorable cumulative catch-up adjustments related to periods prior to the six months ended July 2, 2020, and $213.8 million of net forward loss charges related to the B787, B747, A350, and BR725 programs.

SG&A and Research and Development.  SG&A expense was $1.9 million lower for the six months ended July 1, 2021, compared to the same period in the prior year, reflecting lower acquisition related expenses partially offset by the impact of greater support labor and other costs in the current year period. Research and development expense was $0.9 million higher for the six months ended July 1, 2021, compared to the same period in the prior year.

Restructuring Costs. Restructuring costs for cost-alignment and headcount reductions as a result of B737 MAX grounding and COVID-19 impacts decreased $41.6 million for the six months ended July 1, 2021, compared to the same period in the prior year. The variance reflects the relatively higher cost-alignment and headcount reduction activity seen in the prior year period.

Operating (Loss) Income.  Operating loss for the six months ended July 1, 2021 was $(223.6) million, an improvement of $310.9 million, compared to operating loss of ($534.5) million for the same period in the prior year. The improvement reflects the decreased gross loss on sales and reductions to restructuring and SG&A costs mentioned above. Additionally, during the six months ended July 2, 2020, Spirit recognized loss on disposal charges of $22.9 million related to certain long lived assets on the B787 and A350 programs.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the six months ended July 1, 2021 increased $38.1 million compared to the same period in the prior year. The six months ended July 1, 2021 includes $96.3 million of interest and fees paid or accrued in connection with long-term debt and $4.6 million in amortization of deferred financing costs and original issue discount, compared to $67.8 million of interest and fees paid or accrued in connection with long-term debt and $5.4 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. The remaining variance from the comparable prior period is driven by interest expense recognized on the repayable investment agreement with BEIS. See also Note 24, Acquisitions.

Other (Expense) Income, net. Other income, net for the six months ended July 1, 2021 was $43.9 million, compared to a net expense of $55.4 million for the same period in the prior year. The increase in other income primarily reflects a net pension loss recognized in the prior year period related to a voluntary retirement program. This increase related to net pension income in the current year period was partially offset by foreign exchange losses and lower interest income as compared to the prior year period.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing asset and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of July 1, 2021. The net valuation allowance was increased by $84.4 million in the U.S. and by $60.6 million in the U.K. for the six months ended July 1, 2021.

The income tax expense for the six months ended July 1, 2021 includes ($12.3) million for federal taxes, $18.7 million for state taxes and $0.9 million for foreign taxes. The income tax provision for the six months ended July 2, 2020 includes ($204.4) million for federal taxes, ($50.6) million for state taxes and $0.2 million for foreign taxes. The effective tax rate for the six months ended July 1, 2021 is (2.44%) as compared to 38% for the same period in 2020. As we are reporting a pre-tax loss for the six months ended July 1, 2021, increases to tax expense result in a decrease to our effective tax rate and decreases to tax expense result in an increase to our effective tax rate.

The decrease from the U.S. statutory tax rate (resulting in incremental tax expense) is attributable primarily to the impact of the valuation allowance recognized on U.S. and U.K. deferred tax assets.

Spirit filed its tentative federal income tax return for the year ended December 31, 2020 and the respective net operating loss carryback claim on March 15, 2021. This filing includes a federal income tax refund claim of approximately $300 million, which is classified as an other current asset.

Segments.  The following table shows segment revenues and operating income for the six months ended July 1, 2021 and July 2, 2020:

	Six Months Ended
	July 1, 2021	July 2, 2020
	($ in millions)
Segment Revenues
Fuselage Systems	$929.3	$878.6
Propulsion Systems	468.4	394.8
Wing Systems	482.9	413.9
All Other	22.3	34.6
	$1,902.9	$1,721.9
Segment Operating (Loss) Income
Fuselage Systems	$(91.6)	$(337.9)
Propulsion Systems	44.9	(22.6)
Wing Systems	(35.1)	(28.9)
All Other	2.7	9.8
	(79.1)	(379.6)
SG&A	(124.5)	(126.4)
Research and development	(21.5)	(20.6)
Unallocated cost of sales (1)	1.5	(7.9)
Total operating (loss) income	$(223.6)	$(534.5)

(1) Includes $0.7 million reversal of warranty expense and $2.9 million warranty expense for the six months ended July 1, 2021 and July 2, 2020, respectively.

Fuselage Systems Segment, Propulsion Systems Segment, Wing System Segment, and All Other represented approximately 49%, 25%, 25% and 1%, respectively, of our net revenues for the six months ended July 1, 2021 and approximately 51%, 23%, 24% and 2% respectively, of our net revenues for the six months ended July 2, 2020.

Fuselage Systems. Fuselage Systems Segment net revenues for the six months ended July 1, 2021 were $929.3 million, an increase of $50.7 million, or 6%, compared to the same period in the prior year. The increase in revenues was primarily due to an increase from the prior period in B737 MAX program revenue, driven by increased production volume compared to the prior year period, and revenue from our recently acquired Bombardier programs within the segment. These increases to prior period revenue were partially offset by lower production revenue on B787 and A350 programs and a decrease in aftermarket revenue within the segment from the prior year period. Fuselage Systems Segment operating margins were (10%) for the six months ended July 1, 2021, compared to (38%) for the same period in the prior year. The increase in margin, compared to the same period in the prior year, was driven by forward losses in the current period on the B787 and A350 programs that were lower than the forward losses on these programs for same period of the prior year, and greater profit driven by higher B737 program production rates, including lower excess capacity and abnormal production costs than the same period of the prior year. For the six months ended July 1, 2021, the Fuselage Systems Segment includes $2.7 million of restructuring costs, $70.2 million of excess capacity production costs related to B737 MAX and A220 production schedule changes, and $2.1 million of net workforce adjustments as a result of COVID-19, compared with excess capacity costs of $101.8 million, workforce reductions of $26.5 million, restructuring costs of $32.5 million, and $22.5 from loss on disposition of assets for the same period in the prior year. For the six months ended July 1, 2021, the segment recorded favorable cumulative catch-up adjustments of $4.6 million and net forward loss charges of $90.8 million. In comparison, for the six months ended July 2, 2020, the segment recorded unfavorable cumulative catch-up adjustments of $24.6 million and net forward loss charges of $168.3 million.

Propulsion Systems.   Propulsion Systems Segment net revenues for the six months ended July 1, 2021 were $468.4 million, an increase of $73.6 million, or 19%, compared to the same period in the prior year. The increase was primarily due to increased production volume on the B737 MAX program, greater aftermarket sales, and incremental revenue from our recently acquired Bombardier programs, partially offset by the impact of lower production volumes on B777 and B787 programs. Propulsion Systems Segment operating margins were 10% for the six months ended July 1, 2021, compared to (6%) for the same period in the prior year. The increase in operating income for the segment is driven by increased profit on B737 MAX program and aftermarket revenue, and lower restructuring costs and excess capacity production costs, as compared to the same period in the prior year. For the six months ended July 1, 2021, the Propulsion Systems Segment includes ($0.2) million of restructuring costs, $14.3 million of excess capacity production costs related to B737 MAX and A220 production schedule changes, and $0.4 million of net workforce adjustments as a result of COVID-19, compared with excess capacity costs of $33.3 million, workforce reductions of $10.2 million, and restructuring costs of $10.4 million for the same period in the prior year. The segment recorded unfavorable cumulative catch-up adjustments of $0.5 million and net forward loss charges of $13.3 million for the six months ended July 1, 2021. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $5.6 million and net forward loss charges of $19.3 million.

Wing Systems. Wing Systems Segment net revenues for the six months ended July 1, 2021 were $482.9 million, an increase of $69 million, or 17%, compared to the same period in the prior year. The increase was primarily due to incremental revenue from our recently acquired A220 wing program, partially offset by lower production revenue recognized on the B787 and A350 programs, and lower aftermarket revenue as compared to the same period in the prior year. Wing Systems Segment operating margins were (7%) for the six months ended July 1, 2021, compared to (7%) for the same period in the prior year. The flat operating margin from prior year includes the impact of a decrease in the amount of forward loss on the B787 program from the same period in the prior year, offset by an increase in the amount of forward loss within the segment on the A350 program, lower margins on aftermarket sales, and greater excess capacity production costs for the current period. For the six months ended July 1, 2021 the Wing Systems Segment includes $4.8 million of restructuring costs, $30.6 million of excess capacity production costs related to B737 MAX, A220 and A320 production schedule changes, and $2.0 of net workforce adjustments as a result of COVID-19, compared with excess capacity costs of $21.1 million, workforce reductions of $8.0 million net of U.K. government subsidies, restructuring costs of $6.0 million, and $0.4 from loss on the disposition of assets for the same period in the prior year. For the six months ended July 1, 2021, the segment recorded unfavorable cumulative catch-up adjustments of $4.2 million and net forward loss charges of $20.5 million. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $3.3 million and $26.2 million of net forward loss charges.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services and natural gas revenues from KIESC. In the six months ended July 1, 2021, all Other segment net revenues were $22.3 million, a decrease of $12.3 million compared to the same period in the prior year, primarily due to non-recurring revenue recognized in the prior year period.

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

As of July 1, 2021, our debt balance was $3,600.6 million. As of July 1, 2021, we had $1,269.3 million of cash and cash equivalents on the balance sheet, which reflects a decrease of $604.0 million from the cash and cash equivalents balance of $1,873.3 million as of December 31, 2020.

We believe our cash on hand and cash flows generated from operations coupled with our ability to vary our cost structure quickly, will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs, including M&A integration activities, capital expenditures, debt service, and working capital, although we could experience significant fluctuations in our cash flows from period to period during the crisis. As of July 1, 2021, we were in compliance with all applicable covenants in the agreements governing our indebtedness.

As of July 1, 2021, the Other current asset line item on our Condensed Consolidated Balance Sheet includes $307.5 million income tax receivable related to a tax refund anticipated to be received in year 2021. The value of the income tax receivable was $315.3 million as of December 31, 2020.

The Company has two agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing and Airbus to third party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing or Airbus due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues due to the failure of such arrangements, which could have an adverse impact upon our operating results, financial condition and cash flows. For the six months ended July 1, 2021, $920.8 million of accounts receivable were sold via these arrangements.

Spirit filed its tentative federal income tax return for the year ended December 31, 2020 and the respective net operating loss carryback claim on March 15, 2021. This filing includes a federal income tax refund claim of approximately $300 million, which is classified as an other current asset.

During the quarter ended July 1, 2021, the Company filed a grant claim under the Aviation Manufacturing Jobs Protection Program, a component of the American Rescue Plan Act of 2021. The Company’s claim was $75.5 million, however, the process to validate eligibility and the amount of grant provided to the Company has not yet been completed by the Department of Transportation and the amount the Company ultimately receives under this program could be materially lower than the amount requested.

Cash Flows

The following table provides a summary of our cash flows for the six months ended July 1, 2021 and July 2, 2020:

	For the Six Months Ended
	July 1, 2021	July 2, 2020
	($ in millions)
Net cash used in operating activities	$(197.7)	$(559.7)
Net cash used in investing activities	(72.2)	(166.4)
Net cash (used in) provided by financing activities	(332.0)	333.5
Effect of exchange rate change on cash and cash equivalents	(2.1)	(7.7)
Net decrease in cash, cash equivalents and restricted cash for the period	(604.0)	(400.3)
Cash, cash equivalents, and restricted cash beginning of period	1,893.1	2,367.2
Cash, cash equivalents, and restricted cash, end of period	$1,289.1	$1,966.9

 Six Months Ended July 1, 2021 as Compared to Six Months Ended July 2, 2020

Operating Activities. For the six months ended July 1, 2021, we had a net cash outflow of $197.7 million from operating activities, a decrease in net outflow of $362 million compared to a net cash outflow of $559.7 million for the same period in the prior year. The decrease in net cash outflow primarily represents improved cash flows from working capital driven by increased production in the current period, coupled with the negative impact of the timing of the prior year B737 MAX production suspension on working capital cash flows.

Investing Activities. For the six months ended July 1, 2021, we had a net cash outflow of $72.2 million for investing activities, a decrease in outflow of $94.2 million compared to a net cash outflow of $166.4 million for the same period in the prior year. The decrease primarily relates to lower cash outflows for acquisitions in the current period, as compared to the same period from the prior year.

Financing Activities. For the six months ended July 1, 2021, we had a net cash outflow of $332.0 million for financing activities, an increase in outflow of $665.5 million, compared to a net cash inflow of $333.5 million for the same period in the prior year. The increased cash outflow was primarily driven by redemption of the $300 million principal amount of the $300.0 aggregate principal amount of Senior Floating Rate Notes due 2021 within the current period, and $1,200 million proceeds from the issuance of $1,200.0 aggregate principal amount of 7.500% Senior Secured Second Lien Notes due 2025 in the prior year period, which was partially offset by a $800 million payment on the then current revolving credit facility and debt issuance costs of $24.5 million in the prior year period. There was also a reduction in the amount of cash dividends paid compared to the prior period. During the six months ended July 1, 2021, we paid a dividend of $2.2 million to our stockholders of record, compared to a dividend of $13.4 million paid in the same period in the prior year. There were no repurchases of Common Stock under our share repurchase program during either the six months ended July 1, 2021 or July 2, 2020.

Pension and Other Post-Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at July 1, 2021, and we anticipate non-cash pension income for 2021 to remain at or near the same level as 2020. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16, Pension and Other Post-Retirement Benefits, for more information on the Company’s pension plans.

The Company expects to contribute $0.0 million dollars to the U.S. qualified pension plan and a combined total of approximately $10.2 million for the U.S. Supplemental Executive Retirement Plan (“SERP”) and U.S. post-retirement medical plans in 2021. The Company’s projected contributions to the U.K. pension plan for 2021 are $1.9 million. Shorts expects to contribute a combined total of $183.0 million for the Shorts’ Pension Scheme, the Shorts’ Executive Benefits Scheme, and the Shorts’ Postretirement Medical Plan in 2021. The amount contributed can vary based on exchange rate fluctuations. The Shorts’ Pension is in a deficit position and there is a risk that additional contributions will be required to fund the deficit from the trustees or the U.K. Pension Regulator as described under Part II, Item 1A. "Risk Factors" of our 2020 Form 10-K.

Derivatives Accounted for as Hedges

Cash Flow Hedges - Interest Rate Swaps

During the third quarter of 2019, the Company entered into two interest rate swap agreements, designated as cash flow hedges by the Company, with a combined notional value of $450.0 million. On February 24, 2021, the company terminated its remaining swap agreement with a notional value of $150 million. As of July 1, 2021, the Company has no swaps outstanding.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") and recorded in earnings in the period in which the hedged transaction occurs. No gain or loss was recognized in AOCI for the six months ended July 1, 2021. For the six months ended July 1, 2021 a loss of $0.4 million was reclassified from AOCI to earnings, and included in the interest expense line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statements of Cash Flows. For the six months ended July 1, 2021 a loss of $0.7 million was reclassified from AOCI to earnings resulting from the termination of a swap agreement, and included in the other income line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges – Foreign Currency Hedge

On February 3, 2021, the Company entered into a foreign currency forward contract, designated as a cash flow hedge, to purchase £100.0 million for $137.1 million on October 28, 2021, for purposes of hedging exposure to foreign currency risk on a contribution of £100.0 million to the Shorts' Pension Fund.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The gain recognized in AOCI was $(0.5) million and $0.7 million for the three and six months ended July 1, 2021, respectively. Within the next 12 months, Shorts expects to recognize a gain of $0.7 million in earnings related to the foreign currency forward contracts. As of July 1, 2021, the maximum term of the hedged forecasted transaction was 4 months.

Debt and Other Financing Arrangements

As of July 1, 2021, the outstanding balance of the senior secured term loan credit agreement (the "Credit Agreement") was $398.0 million and the carrying value was $388.9 million.

As of July 1, 2021, the outstanding balance of the 3.950% Senior Notes due 2023 (the “2023 Notes”) and 4.600% Senior Notes due 2028 (the "2028 Notes") was $300.0 million and $700.0 million, respectively, and the carrying value was $299.0 million and $694.9 million, respectively. On February 24, 2021, Spirit redeemed in full the outstanding $300.0 million principal amount of the Floating Rate Notes. As of July 1, 2021, the outstanding balance of the Floating Rate Notes was $0.

As of July 1, 2021, the outstanding balance of its 7.500% Senior Secured Second Lien Notes due 2025 (“Second Lien 2025 Notes”), 5.500% Senior Secured First Lien Notes due 2025 (“First Lien 2025 Notes”), and 3.850% Senior Notes due June 15, 2026 (“2026 Notes”) was $1,200.0 million, $500.0 million, and $300.0 million, respectively, and the carrying value was $1,185.8 million, $494.6 million, and $298.3 million.

See Note 15, Debt, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Information Regarding Guarantors of Spirit’s Notes Registered Under the Securities Act of 1933

Spirit’s 2026 Notes are guaranteed by Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”) and Spirit Holdings, and Spirit’s 2023 Notes and 2028 Notes are guaranteed by Spirit Holdings. None of Spirit’s notes are guaranteed by Spirit’s or Spirit Holdings' other domestic subsidiaries or any foreign subsidiaries (together, the “non-guarantor subsidiaries”). Spirit Holdings consolidates each of Spirit and Spirit NC in its consolidated financial statements. Spirit and Spirit NC are both 100 percent-owned and controlled by Spirit Holdings. Spirit Holdings' guarantees of Spirit’s indebtedness are full and unconditional, except that the guarantees may be automatically released and relieved upon satisfaction of the requirements for legal defeasance or covenant defeasance under the applicable indenture being met. Spirit Holdings' guarantees are also subject to a standard limitation which provides that the maximum amount guaranteed by the Company will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.

The guarantees of Spirit Holdings and Spirit NC with respect to Spirit’s 2026 Notes are made on a joint and several basis. The guarantee of Spirit NC is not full and unconditional because Spirit NC can be automatically released and relieved of its obligations under certain circumstances, including if it no longer guarantees Spirit’s credit facility. Like Spirit Holdings' guarantees, the guarantee of Spirit NC is subject to a standard limitation which provides that the maximum amount guaranteed by Spirit NC will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.

All of the existing guarantees by Spirit Holdings and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of Spirit Holdings and Spirit NC (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of July 1, 2021, indebtedness of our non-guarantor subsidiaries included $85.2 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $11.0 million of finance leases of our non-guarantor subsidiaries.

Based on our understanding of Rule 3-10 of Regulation S-X (“Rule 3-10”), we believe that the Spirit Holdings' guarantees of Spirit’s indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for Spirit Holdings, Spirit and Spirit NC, which is a consolidated guarantor subsidiary, in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes information regarding the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented.

The following tables include summarized financial information of Spirit, Holdings, and Spirit NC (together, the “obligor group”). Investments in and equity in the earnings of Spirit Holdings' other subsidiaries (the “Non-Guarantor Subsidiaries”), which are not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis for Spirit and Spirit Holdings, and separately for Spirit NC, with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented in separate line items, if they are material. There are no non-controlling interest in any of the obligor group entities.

Summarized Statements of Income	Six Months Ended July 1, 2021
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$1,370.9	$—
Net Sales to Non-Guarantor Subsidiaries	3.2	14.4
Gross loss on sales to unrelated parties	(72.5)	(0.4)
Gross (loss) profit on sales to Non-Guarantor Subsidiaries	(2.1)	3.4
(Loss) Income from continuing operations	(262.8)	2.6
Net (loss) income	$(262.8)	$2.6

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	July 1, 2021	December 31, 2020	July 1, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,097.9	$1,664.5	$—	$—
Receivables due from Non-Guarantor Subsidiaries	46.6	43.8	20.7	25.0
Receivables due from unrelated parties	253.3	230.8	—	—
Contract Assets	311.0	319.8	—	—
Inventory, Net	750.0	828.4	134.6	156.8
Other current assets	333.6	318.7	—	—
Total current assets	$2,792.4	$3,406.0	$155.3	$181.8
Loan receivable from Non-Guarantor Subsidiaries	85.2	85.2	—	—
Property, plant and equipment, net	1,617.2	1,666.7	246.6	264.3
Pension assets, net	449.0	428.6	—	—
Other non-current assets	298.1	233.0	6.6	6.9
Total non-current assets	$2,449.5	$2,413.5	$253.2	$271.2
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$84.1	$78.8	$17.6	$11.0
Accounts payable to unrelated parties	398.9	392.3	16.0	17.7
Accrued expenses	225.5	233.7	1.2	0.4
Current portion of long-term debt	44.0	337.7	1.0	0.2
Other current liabilities	441.0	368.8	0.6	0.6
Total current liabilities	$1,193.5	$1,411.3	$36.4	$29.9
Long-term debt	3,538.5	3,522.6	6.1	0.6
Contract liabilities, long-term	300.3	370.9	—	—
Forward loss provision, long-term	250.8	299.1	—	—
Other non-current liabilities	560.4	620.2	5.9	6.3
Total non-current liabilities	$4,650.0	$4,812.8	$12.0	$6.9

Supply Chain Financing Applicable to Suppliers

The Company has provided its suppliers with access to a supply chain financing program through a facility with a third party financing institution. This program was primarily entered into as a result of the Company and its subsidiaries seeking payment term extensions with suppliers and the program allows suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition. While our suppliers’ access to this supply chain financing program could be curtailed if our credit ratings are downgraded, we do not believe that changes in the availability of supply chain financing to our suppliers will have a significant impact on our liquidity.

The balance of payables to suppliers who elected to participate in supply chain financing program that is included in our accounts payable balance as of July 1, 2021 was $55.5 million. The balance as of July 2, 2020 was $50.4 million. Payables to suppliers who elected to participate in the supply chain financing program did not significantly increase or decrease over the six month period ended July 1, 2021. The payables to suppliers who elected to participate in the supply chain financing program decreased by $86.9 million for the six month period ended July 2, 2020, primarily due to decreases in purchases from suppliers related to reduced production during the applicable period in relation to the immediately preceding period and not due to any changes in the availability of supply chain financing.

Advance Payments

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, Spirit and Boeing entered into a memorandum of agreement on April 12, 2019 (the "2019 MOA"), which provided for an advance payment to be made from Boeing to Spirit in the amount of $123 million, which was received during the third quarter of 2019. The parties entered into another memorandum of agreement on February 6, 2020 (the "2020 MOA"), which extended the repayment date of the $123 million advance received by Spirit under the 2019 MOA to 2022. The 2020 MOA also required Boeing to pay $225 million to Spirit in the first quarter of 2020, consisting of (i) $70 million in support of Spirit’s inventory and production stabilization, of which $10 million will be repaid by Spirit in 2021, and (ii) $155 million as an incremental pre-payment for costs and shipset deliveries over the next two years. On February 9, 2021, the Company signed a letter of agreement for Boeing to pay $38.5 million to Spirit in the first quarter of 2021, which consisted of (i) $68.5 million as additional pre-payment for the costs and shipset deliveries less the (ii) ($30) million credit owed to Boeing for rate-based pricing premium. As of July 1, 2021, the amount of advance payments received from Boeing and not yet repaid was $128.0 million.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of July 1, 2021, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $212.1 million.

Advances on the Irkut Program. Irkut made an advance payment of $150 million to Shorts at the inception of the program in 2012 for the design and development of the Nacelle for the MC-21 aircraft. The remainder of $0.5 million was released in second quarter of 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K which could materially affect our business, financial condition and/or results of operations. With the exception of the updates regarding market risk discussed under Risk Factors in Part II, Item 1A, there have been no material changes in the Company’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s 2020 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2021 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 1, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of our Common Stock that is registered pursuant to Section 12 of the Exchange Act during the three months ended July 1, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

April 2 , 2021 - May 6, 2021	19,314	$49.24	—	$925.0
May 7, 2021 - June 3, 2021	1,307	$44.25	—	$925.0
June 4, 2021 - July 1, 2021	7,218	$50.01	—	$925.0
Total	27,839	$49.23	—	$925.0

(1) 27,839 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the 2014 Omnibus Incentive Plan. No purchases were made under our Board-approved share repurchase program.

(2) The total authorization amount remaining under the Board-approved share repurchase program is $925.0 million. Share repurchases are currently on hold due to the impacts of the B737 MAX grounding and the COVID-19 pandemic. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

Item 6.  Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents

10.1†	Non-Employee Director Compensation Overview Effective with 2021-2022 Term	*

10.2††	Amendment No. 34 to Special Business Provisions (SBP) BCA-MS-65530-0019, dated June 30, 2021, by and between Spirit AeroSystems, Inc. and The Boeing Company	*

10.3	737 Recalculated Pre-Payment Letter Agreement, dated February 5, 2021, by and between Spirit AeroSystems, Inc. and The Boeing Company	*

10.4†	Director Stock Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective April 28, 2021	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.1

10.5†	Form of Non-Employee Director Award Agreement	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.4

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensation plan or arrangement.

††	Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission.

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	August 4, 2021
Mark J. Suchinski	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon Ward	Vice President, Corporate Controller	August 4, 2021
Damon Ward	(Principal Accounting Officer)