Form 10-Q
period 2021-09-30
Spirit AeroSystems Holdings, Inc.
filed 2021-11-03
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer.” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging Growth Company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 20, 2021, the registrant had 105,047,298 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
	($ in millions, except per share data)
Revenue	$980.0	$806.3	$2,882.9	$2,528.2
Operating costs and expenses
Cost of sales	1,036.2	903.4	3,009.4	2,941.0
Selling, general and administrative	86.8	52.8	211.3	179.2
Restructuring costs	0.8	19.5	8.1	68.4
Research and development	12.8	7.5	34.3	28.1
Loss on disposal of assets	—	—	—	22.9
Total operating costs and expenses	1,136.6	983.2	3,263.1	3,239.6
Operating loss	(156.6)	(176.9)	(380.2)	(711.4)
Interest expense and financing fee amortization	(58.8)	(53.0)	(177.7)	(133.8)
Other income (expense), net	94.8	(10.0)	138.7	(65.4)
Loss before income taxes and equity in net loss of affiliate	(120.6)	(239.9)	(419.2)	(910.6)
Income tax benefit	7.9	85.2	0.6	340.0
Loss before equity in net loss of affiliate	(112.7)	(154.7)	(418.6)	(570.6)
Equity in net loss of affiliate	(0.9)	(0.8)	(1.9)	(3.8)
Net loss	$(113.6)	$(155.5)	$(420.5)	$(574.4)
Loss per share
Basic	$(1.09)	$(1.50)	$(4.04)	$(5.53)
Diluted	$(1.09)	$(1.50)	$(4.04)	$(5.53)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
	($ in millions)
Net loss	$(113.6)	$(155.5)	$(420.5)	$(574.4)
Changes in other comprehensive gain (loss), net of tax:
Pension, SERP, and retiree medical adjustments, net of tax effect of $0.1 and ($7.4) for the three months ended, respectively, and $0.4 and $0.9 for the nine months ended, respectively	7.6	23.8	3.8	(3.0)
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax effect of $0.3 and ($0.4) for the three months ended, respectively, and $0.2 and $0.4 for the nine months ended, respectively	(0.9)	1.4	(0.6)	(1.2)
Unrealized loss on foreign currency hedges, net of tax effect of $0.0 and $0.0 for the three months ended, respectively, and $0.0 and $0.0 for the nine months ended, respectively	(6.2)	—	(5.5)	—
Unrealized loss on interest rate swaps, net of tax effect of $0.0 and $0.0 for the three months ended, respectively, and $0.0 and ($3.3) for the nine months ended, respectively	—	—	—	(10.9)
Reclassification of gain on foreign currency hedges to earnings, net of tax effect of $0.0 and $0.0 for the three months ended, respectively, and $0.0 and $0.0 for the nine months ended, respectively	(0.1)	—	(0.1)	—
Reclassification of loss on interest rate swaps to earnings, net of tax effect of $0.0 and ($2.8) for the three months ended, respectively, and ($0.3) and ($3.1) for the nine months ended, respectively	—	9.2	0.9	10.3
Foreign currency translation adjustments	(11.6)	17.3	(7.7)	(15.6)
Total other comprehensive (loss) gain	(11.2)	51.7	(9.2)	(20.4)
Total comprehensive loss	$(124.8)	$(103.8)	$(429.7)	$(594.8)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2021	December 31, 2020
	($ in millions)
Assets
Cash and cash equivalents	$1,430.6	$1,873.3
Restricted cash	0.3	0.3
Accounts receivable, net	527.6	484.4
Contract assets, short-term	411.0	368.4
Inventory, net	1,325.7	1,422.3
Other current assets	121.1	336.3
Total current assets	3,816.3	4,485.0
Property, plant and equipment, net	2,406.9	2,503.8
Right of use assets	87.2	70.6
Contract assets, long-term	—	4.4
Pension assets	487.2	455.9
Deferred income taxes	—	0.1
Goodwill	623.6	565.3
Intangible assets, net	216.2	215.2
Other assets	103.4	83.6
Total assets	$7,740.8	$8,383.9
Liabilities
Accounts payable	$644.8	$558.9
Accrued expenses	415.6	365.6
Profit sharing	39.8	57.0
Current portion of long-term debt	47.8	340.7
Operating lease liabilities, short-term	8.3	5.5
Advance payments, short-term	116.0	18.9
Contract liabilities, short-term	109.9	97.6
Forward loss provision, short-term	284.0	184.6
Deferred revenue and other deferred credits, short-term	95.9	22.2
Other current liabilities	88.4	58.4
Total current liabilities	1,850.5	1,709.4
Long-term debt	3,546.7	3,532.9
Operating lease liabilities, long-term	80.5	66.6
Advance payments, long-term	221.7	327.4
Pension/OPEB obligation	335.6	440.2
Contract liabilities, long-term	279.7	372.0
Forward loss provision, long-term	491.6	561.4
Deferred revenue and other deferred credits, long-term	34.8	38.9
Deferred grant income liability - non-current	26.7	28.1
Deferred income taxes	26.0	13.0
Other non-current liabilities	422.2	437.0
Stockholders’ Equity
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 105,048,226 and 105,542,162 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,140.4	1,139.8
Accumulated other comprehensive loss	(163.3)	(154.1)
Retained earnings	1,902.8	2,326.4
Treasury stock, at cost (41,523,470 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders' equity	424.3	856.5
Noncontrolling interest	0.5	0.5
Total equity	424.8	857.0
Total liabilities and equity	$7,740.8	$8,383.9
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2020	105,542,162	$1.1	$1,139.8	$(2,456.7)	$(154.1)	$2,326.4	$856.5
Net loss	—	—	—	—	—	(306.9)	(306.9)
Dividends declared(a)	—	—	—	—	—	(2.2)	(2.2)
Employee equity awards	59,538	—	13.3	—	—	—	13.3
Stock forfeitures	(105,320)	—	—	—	—	—	—
Net shares settled	(105,238)	—	(4.4)	—	—	—	(4.4)
ESPP shares issued	29,500	—	1.4	—	—	—	1.4
SERP shares issued	9,198	—	—	—	—	—	—
Other		—		—	—	0.1	0.1
Other comprehensive gain	—	—	—	—	2.0	—	2.0
Balance — July 1, 2021	105,429,840	$1.1	$1,150.1	$(2,456.7)	$(152.1)	$2,017.4	$559.8
Net loss	—	—	—	—	—	(113.6)	(113.6)
Dividends declared(a)	—	—	—	—	—	(1.0)	(1.0)
Employee equity awards	—	—	6.3	—	—	—	6.3
Stock forfeitures	(8,898)	—	—	—	—	—	—
Net shares settled	(2,923)	—	(0.5)	—	—	—	(0.5)
ESPP shares issued	37,023	—	1.6	—	—	—	1.6
Other	(406,816)	—	(17.1)	—	—	—	(17.1)
Other comprehensive loss	—	—	—	—	(11.2)	—	(11.2)
Balance — September 30, 2021	105,048,226	$1.1	$1,140.4	$(2,456.7)	$(163.3)	$1,902.8	$424.3

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2019	104,882,379	$1.1	$1,125.0	$(2,456.8)	$(109.2)	$3,201.3	$1,761.4
Net loss	—	—	—	—	—	(418.9)	(418.9)
Dividends declared(a)	—	—	—	—	—	(2.4)	(2.4)
Employee equity awards	972,614	—	13.3	—	—	—	13.3
Stock forfeitures	(87,903)	—	—	—	—	—	—
Net shares settled	(197,918)	—	(13.7)	—	—	—	(13.7)
ESPP shares issued	55,656	—	1.3	—	—	—	1.3
Treasury shares	—	—	—	0.1	—	—	0.1
Other comprehensive loss	—	—	—	—	(72.1)	—	(72.1)
Balance — July 2, 2020	105,624,828	$1.1	$1,125.9	$(2,456.7)	$(181.3)	$2,780.0	$1,269.0
Net loss	—	—	—	—	—	(155.5)	(155.5)
Dividends declared(a)	—	—	—	—	—	(1.0)	(1.0)
Employee equity awards	7,657	—	6.3	—	—	—	6.3
Stock forfeitures	(30,906)	—	—	—	—	—	—
Net shares settled	(9,507)	—	(0.3)	—	—	—	(0.3)
ESPP shares issued	68,810	—	1.3	—	—	—	1.3
Other comprehensive gain	—	—	—	—	51.7	—	51.7
Balance — October 1, 2020	105,660,882	$1.1	$1,133.2	$(2,456.7)	$(129.6)	$2,623.5	$1,171.5

(a) Cash dividends declared per common share were $0.01 for the three months ended September 30, 2021 and October 1, 2020, respectively. Cash dividends declared per common share were $0.03 for the nine months ended September 30, 2021 and October 1, 2020, respectively.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30, 2021	October 1, 2020
Operating activities	($ in millions)
Net loss	$(420.5)	$(574.4)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	241.9	202.5
Amortization of deferred financing fees	6.4	12.6
Accretion of customer supply agreement	1.6	1.6
Employee stock compensation expense	19.6	17.1
Gain from derivative instruments	(0.1)	—
Gain from foreign currency transactions	(7.3)	(1.1)
Loss on disposition of assets	2.3	24.9
Deferred taxes	13.5	(34.3)
Pension and other post-retirement benefits, net	(104.5)	57.2
Grant liability amortization	(1.2)	(3.2)
Equity in net loss of affiliate	1.9	3.8
Forward loss provision	(1.1)	226.3
Changes in assets and liabilities
Accounts receivable, net	(4.7)	169.3
Inventory, net	83.4	(66.1)
Contract assets	(38.8)	200.4
Accounts payable and accrued liabilities	99.4	(530.6)
Profit sharing/deferred compensation	(17.7)	(46.2)
Advance payments	(1.2)	(19.9)
Income taxes receivable/payable	227.2	(252.6)
Contract liabilities	(79.8)	(44.1)
Other	(7.0)	44.0
Net cash provided by (used in) operating activities	13.3	(612.8)
Investing activities
Purchase of property, plant and equipment	(90.0)	(70.4)
Acquisition, net of cash acquired	(21.1)	(117.9)
Other	4.7	4.9
Net cash used in investing activities	(106.4)	(183.4)
Financing activities
Proceeds from issuance of debt	—	1,200.0
Customer financing	(7.5)	10.0
Principal payments of debt	(30.1)	(22.7)
Payments on term loans	(3.0)	(439.7)
Payments on revolving credit facility	—	(800.0)
Payments on floating rate notes	(300.0)	—
Taxes paid related to net share settlement awards	(5.0)	(14.0)
Proceeds from issuance of ESPP stock	3.0	2.6
Debt issuance and financing costs	—	(27.6)
Purchase of treasury stock	—	0.1
Dividends paid	(3.2)	(14.4)
Other	—	0.1
Net cash used in financing activities	(345.8)	(105.6)
Effect of exchange rate changes on cash and cash equivalents	(3.8)	(3.3)
Net decrease in cash, cash equivalents, and restricted cash for the period	(442.7)	(905.1)
Cash, cash equivalents, and restricted cash, beginning of period	1,893.1	2,367.2
Cash, cash equivalents, and restricted cash, end of period	$1,450.4	$1,462.1

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Nine Months Ended
	September 30, 2021	October 1, 2020
Cash and cash equivalents, beginning of the period	$1,873.3	$2,350.5
Restricted cash, short-term, beginning of the period	0.3	0.3
Restricted cash, long-term, beginning of the period	19.5	16.4
Cash, cash equivalents, and restricted cash, beginning of the period	$1,893.1	$2,367.2

Cash and cash equivalents, end of the period	$1,430.6	$1,441.3
Restricted cash, short-term, end of the period	0.3	1.3
Restricted cash, long-term, end of the period	19.5	19.5
Cash, cash equivalents, and restricted cash, end of the period	$1,450.4	$1,462.1
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

1.  Organization, Basis of Interim Presentation and Recent Developments

Unless the context otherwise indicates or requires, as used in this Quarterly Report on Form 10-Q ("Quarterly Report"), references to “we,” “us,” “our,” and the “Company” refer to Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries. References to “Spirit” refer only to our subsidiary, Spirit AeroSystems, Inc., and references to “Spirit Holdings” or “Holdings” refer only to Spirit AeroSystems Holdings, Inc.

The Company provides manufacturing and design expertise in a wide range of fuselage, propulsion, and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through its subsidiaries including Spirit. The Company's headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; Saint-Nazaire, France; Biddeford, Maine; Casablanca, Morocco; Belfast, Northern Ireland; and Dallas, Texas. The Company previously announced site consolidation activities, including the McAlester, Oklahoma and San Antonio, Texas sites. The work transfer and closure activities for the San Antonio site are complete as of September 30, 2021. The work transfer activity for the McAlester site is complete, with remaining closure activities in process as of September 30, 2021.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

COVID-19
During the three and nine months ended September 30, 2021, the COVID-19 pandemic continued to have a significant negative effect on the aviation industry, the Company's customers, and the Company's business globally. Although the aviation industry has shown signs of improvement and recovery during the three and nine months ended September 30, 2021, the length of the COVID-19 pandemic and its effect on the aviation industry and the Company’s operational and financial performance remains uncertain and outside of the Company’s control. The Company expects the pandemic and its effects to continue to have a significant negative impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period of time.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

On September 9, 2021, President Biden announced new vaccination requirements applicable to federal workers and contractors, large employers and healthcare workers. Subject to limited exceptions, U.S. employees of federal contractors are required to be fully vaccinated against COVID-19 by December 8, 2021. As a federal contactor, the Company is subject to the executive order and has implemented mandatory vaccination rules for all U.S. employees to satisfy the requirements by December 8, 2021.
B737 MAX
The Boeing Company’s (“Boeing”) deliveries of the B737 MAX resumed in the fourth quarter of 2020 when the Federal Aviation Administration (“FAA”) rescinded the emergency order that grounded B737 MAX aircraft in the United States and issued official requirements to enable U.S. airlines to return the B737 MAX to service. Since November 2020, regulators from Brazil, Canada, the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service, with China remaining as the most significant country not to allow the B737 MAX to return to service. During the nine month period ended September 30, 2021, Boeing continued to receive orders for the B737 MAX, and several additional air carriers resumed flights on the aircraft.

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

3.  New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022, and an entity may elect to apply ASU 2020-04 for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

The full extent to which the effects of the COVID-19 pandemic will impact the Company's business, operations, results of operations and financial condition depends on future developments that are inherently uncertain. The Company has made reasonable estimates and judgments of the COVID-19 pandemic’s impact within its financial statements that the Company believes are reasonable, and there may be changes to those estimates in future periods related to changes in potential production volumes or timing of those production volumes. See also Note 20, Commitments, Contingencies and Guarantees.

During the third quarter ended September 30, 2021, the Company recognized unfavorable changes in estimates of $73.2, which included net forward loss charges of $70.4, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2021 of $2.8. The forward losses in the third quarter relate primarily to the B787 program, driven by the Company's assessment of the latest B787 program demand received from Boeing through September 2021, including the impact of reduced production volumes and the corresponding amount of fixed overhead absorption applied to lower deliveries. The loss in the current period also includes an additional loss on the A350 program related to changes in the production schedule, and a loss on the Bell V-280 OTA program, the contract for which was recently awarded to the Company. The unfavorable cumulative catch-up adjustment was driven by the impact of production schedule changes on the estimate of production costs for the B737 program, and also includes increased costs estimated on non-recurring programs.

Changes in estimates are summarized below:

	For the Three Months Ended		For the Nine Months Ended
Changes in Estimates	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	$(1.6)	$8.8	$4.9	$(18.9)
Propulsion	1.6	(4.6)	(2.0)	(8.6)
Wing	(2.9)	0.4	(5.6)	(3.1)
Other	0.1	—	0.2	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(2.8)	$4.6	$(2.5)	$(30.6)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Fuselage	$(49.9)	$(92.0)	$(140.7)	$(260.3)
Propulsion	(5.9)	(14.9)	(19.2)	(34.2)
Wing	(14.6)	(21.5)	(35.1)	(47.7)
Total Changes in Estimates (Forward Loss) on Loss Programs	$(70.4)	$(128.4)	$(195.0)	$(342.2)

Total Changes in Estimates	$(73.2)	$(123.8)	$(197.5)	$(372.8)
EPS Impact (diluted per share based upon 2021 forecasted effective tax rate)	$(0.69)	$(0.77)	$(1.86)	$(2.33)

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

Accounts receivable, net consists of the following:

	September 30, 2021	December 31, 2020
Trade receivables	$475.0	$458.9
Other	59.2	31.1
Less: allowance for credit losses	(6.6)	(5.6)
Accounts receivable, net	$527.6	$484.4

Other receivables as of September 30, 2021 in the table above includes an amount related to the Department of Transportation’s approval of the Company’s grant claim filed under the Aviation Manufacturing Jobs Protection Program, a component of the American Rescue Plan Act of 2021. As of September 30, 2021, the Company has received payment for $37.8 of the total amount approved of $75.5. The remaining $37.7, recorded in Other receivables above, is to be received through the term of the agreement, which expires in March of 2022. The full amount of the award, less an insignificant amount amortized against Cost of sales on the Condensed Consolidated Statements of Operations in the three and nine-month period ended September 30, 2021, is recorded on the Condensed Consolidated Balance Sheets line item Deferred revenue and other deferred credits, short-term.

The Company has agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances, predominantly with Boeing, Airbus Group SE and its affiliates (collectively, “Airbus”), and Rolls-Royce PLC and its affiliates (collectively, 'Rolls-Royce") to third-party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s financial condition. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being derecognized from the Company's balance sheet. For the nine months ended September 30, 2021, $1,487.7 of accounts receivable from Boeing, Airbus, and Rolls-Royce were sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables is $4.8 for the nine months ended September 30, 2021 and is included in other income (expense), net on the Condensed Consolidated Statements of Operations. See Note 21, Other (Expense) Income, Net.

Allowance for Credit Losses

During the nine months ended September 30, 2021, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended September 30, 2021 or the period ended October 1, 2020. See also Note 5, Accounts Receivable and Allowance for Credit Losses.

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

	September 30, 2021	December 31, 2020	Change
Contract assets	$411.0	$372.8	$38.2
Contract liabilities	(389.6)	(469.6)	80.0
Net contract assets (liabilities)	$21.4	$(96.8)	$118.2

For the period ended September 30, 2021, the increase in contract assets reflects the net impact of more over time revenue recognition in relation to billed revenues during the period. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $156.1 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following tables show disaggregated revenues for the periods ended September 30, 2021 and October 1, 2020:

	For the Three Months Ended		For the Nine Months Ended
Revenue	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
Contracts with performance obligations satisfied over time	$774.9	$510.6	$2,187.3	$1,511.9
Contracts with performance obligations satisfied at a point in time	205.1	295.7	695.6	1,016.3
Total Revenue	$980.0	$806.3	$2,882.9	$2,528.2

The following table disaggregates revenue by major customer:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

	For the Three Months Ended		For the Nine Months Ended
Customer	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
Boeing	$566.1	$493.8	$1,595.8	$1,539.9
Airbus	211.6	160.1	687.8	575.3
Other	202.3	152.4	599.3	413.0
Total Revenue	$980.0	$806.3	$2,882.9	$2,528.2

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

	For the Three Months Ended		For the Nine Months Ended
Location	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
United States	$715.5	$642.0	$2,048.1	$1,936.4
International
United Kingdom	142.5	103.6	419.8	358.2
Other	122.0	60.7	415.0	233.6
Total International	264.5	164.3	834.8	591.8
Total Revenue	$980.0	$806.3	$2,882.9	$2,528.2

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2021	2022	2023	2024 and After
Unsatisfied performance obligations	$887.7	$3,396.8	$4,146.5	$3,353.3

8.  Inventory

Inventory consists of raw materials used in the production process, work-in-process, which is direct material, direct labor, overhead and purchases, and capitalized pre-production costs. Raw materials are stated at lower of cost (principally on an actual or average cost basis) or net realizable value. Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically amortized over a period that is consistent with the satisfaction of the underlying performance obligations to which these relate.

	September 30, 2021	December 31, 2020
Raw materials	$306.8	$337.3
Work-in-process(1)	937.6	1,000.6
Finished goods	54.4	58.1
Product inventory	1,298.8	1,396.0
Capitalized pre-production	26.9	26.3
Total inventory, net	$1,325.7	$1,422.3

(1)Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been assigned to a production unit on contracts for which revenue is recognized using the cost to cost input method. For the periods ended September 30, 2021 and

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

December 31, 2020, work-in-process inventory includes $364.5 and $351.2, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the periods.

Product inventory, summarized in the table above, is shown net of valuation reserves of $52.2 and $56.8 as of September 30, 2021 and December 31, 2020, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for three and nine months ended September 30, 2021 includes period expense of $57.1 and $172.2, respectively for excess capacity production costs related to B737 MAX, A220 and A320 production schedule changes. Cost of sales also includes abnormal costs related to workforce adjustments as a result of COVID-19 production pause, net of the U.S. employee retention credit and U.K. government subsidies for the three and nine months ended September 30, 2021 of $2.6 and $7.1, respectively. Cost of sales for the three and nine month periods ended October 1, 2020 includes period expense of $72.6 and $228.8, respectively, of excess capacity production costs related to temporary B737 MAX and A320 production schedule changes, and abnormal costs related to temporary workforce adjustments as a result of COVID-19 production pause, net of the U.S. employee retention credit and U.K. government subsidies of ($10.9) and $33.8, respectively.

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Land	$30.7	$30.8
Buildings (including improvements)	1,210.7	1,166.7
Machinery and equipment	2,214.1	2,120.5
Tooling	1,047.8	1,036.1
Capitalized software	292.0	282.5
Construction-in-progress	185.6	220.0
Total	4,980.9	4,856.6
Less: accumulated depreciation	(2,574.0)	(2,352.8)
Property, plant and equipment, net	$2,406.9	$2,503.8

Capitalized interest was $1.4 and $1.3 for the three months ended September 30, 2021 and October 1, 2020, respectively, and $4.5 and $3.8 for the nine months ended September 30, 2021 and October 1, 2020, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $36.1 and $25.7 for the three months ended September 30, 2021 and October 1, 2020, respectively, and $102.7 and $82.7 for the nine months ended September 30, 2021 and October 1, 2020, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $3.8 and $4.1 for the three months ended September 30, 2021 and October 1, 2020, respectively, and $11.4 and $12.6 for the nine months ended September 30, 2021 and October 1, 2020, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the period ended September 30, 2021, there were no events which would require the Company to update its impairment analysis.

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

Components of lease expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
Operating lease cost	$3.3	$2.2	$8.3	$6.6
Finance lease cost:
Amortization of assets	7.2	5.7	19.6	16.0
Interest on lease liabilities	1.8	1.6	5.3	4.7
Total net lease cost	$12.3	$9.5	$33.2	$27.3

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.2	$2.1	$7.9	$6.5
Operating cash flows from finance leases	$1.8	$1.6	$5.3	$4.7
Financing cash flows from finance leases	$11.3	$7.7	$30.1	$21.4

ROU assets obtained in exchange for lease obligations:
Operating leases	$5.0	$0.1	$21.8	$0.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

Supplemental balance sheet information related to leases:

	September 30, 2021	December 31, 2020
Finance leases:
Property and equipment, gross	$247.2	$214.2
Accumulated amortization	(63.7)	(45.1)
Property and equipment, net	$183.5	$169.1

The weighted average remaining lease term as of September 30, 2021 for operating and finance leases was 35.7 years and 5.1 years, respectively. The weighted average discount rate as of September 30, 2021 for operating and finance leases was 5.6% and 4.5%, respectively. The weighted average remaining lease term as of December 31, 2020 for operating and finance leases was 42.3 years and 5.5 years, respectively. The weighted average discount rate as of December 31, 2020 for operating and finance leases was 5.5% and 4.3%, respectively. See Note 15, Debt, for current and non-current finance lease obligations. There has not been a significant impact on terms, costs, cash flows, or balance sheet value of leases, including any impairment of lease assets, as a result of the COVID-19 pandemic.

As of September 30, 2021, remaining maturities of lease liabilities were as follows:

	2021	2022	2023	2024	2025	2026 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$3.1	$12.5	$11.7	$11.2	$10.7	$176.8	$226.0	$(137.2)	$88.8
Financing Leases	$13.2	$47.8	$42.4	$34.3	$22.4	$36.6	$196.7	$(21.3)	$175.4

As of September 30, 2021, the Company had additional financing lease commitments that have not yet commenced of approximately $20.6 for manufacturing equipment, software, and facilities that are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 15 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

11.  Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	September 30, 2021	December 31, 2020
Prepaid expenses	$28.0	$16.3
Income tax receivable	88.0	315.3
Other assets - short-term	5.1	4.7
Total other current assets	$121.1	$336.3

Other assets are summarized as follows:

	September 30, 2021	December 31, 2020
Deferred financing
Deferred financing costs	$0.9	$0.9
Less: Accumulated amortization - deferred financing costs	(0.6)	(0.5)
Deferred financing costs, net	$0.3	$0.4
Other
Supply agreements (1)	$9.7	$11.4
Equity in net assets of affiliates	1.7	3.1
Restricted cash - collateral requirements	19.5	19.5
Other	72.2	49.2
Total other long-term assets	$103.4	$83.6

(1)    Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Goodwill is summarized as follows:

			Changes in Goodwill Balance
	Balance at							Balance at
Segment	December 31, 2020		Acquisitions		Adjustments/Other		Currency Exchange	September 30, 2021
Fuselage Systems	$42.9		$—		$134.9		$—	$177.8
Propulsion Systems	$33.1		$—		$382.0		$—	$415.1
Wing Systems	$2.5		$—		$10.1		$—	$12.6
All Other	$—		$—		$—		$—	$—
Not Allocated	$486.8	(1)	$18.1	(2)	$(486.8)	(1)	$—	$18.1
	$565.3		$18.1		$40.2	(3)	$—	$623.6

(1) The Bombardier Acquisition (as defined below in Note 24, Acquisitions) on October 30, 2020 resulted in the establishment of $486.8 of goodwill that was included in the balance reported at December 31, 2020, which, given the preliminary nature of the Bombardier Acquisition purchase price allocation, had not yet been allocated to the relevant reportable segments. The amount was subsequently allocated and is included in the segments noted above. See also Note 24, Acquisitions.

(2) Goodwill related to the acquisition of the assets of Applied Aerodynamics, Inc. ("Applied") during the three months ended July 1, 2021 resulted in the establishment of $17.4 of goodwill that was included in the balance reported at July 2, 2021. As a result of certain purchase price allocation adjustments recorded during the purchase price accounting measurement period based on additional information obtained, the goodwill resulting from the Applied acquisition was

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

adjusted by $0.7 to $18.1 as of September 30, 2021. See Note 24, Acquisitions. As of September 30, 2021, given the preliminary nature of the purchase price allocation, the Company has not yet allocated goodwill for the acquisition to the relevant reportable segments.

(3)    As a result of certain purchase price allocation adjustments recorded during the purchase price accounting measurement period based on additional information obtained, the goodwill resulting from the Bombardier Acquisition was adjusted by $40.2, from $486.8 that was reported at December 31, 2020, to $527.0 as of September 30, 2021. See also Note 24, Acquisitions.

The total goodwill value includes no accumulated impairment loss in any of the periods presented. The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended September 30, 2021, there were no events or circumstances which would require the Company to update its goodwill impairment analysis.

Intangible assets are summarized as follows:

	September 30, 2021	December 31, 2020
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	2.8	2.8
Developed technology asset(1)	92.0	94.0
Customer relationships intangible asset(2)	137.2	124.1
Total intangible assets	$234.0	$222.9
Less: Accumulated amortization - patents	(2.0)	(2.0)
Accumulated amortization - favorable leasehold interest	(1.9)	(1.8)
Accumulated amortization - developed technology asset	(7.3)	(2.6)
Accumulated amortization - customer relationship	(6.6)	(1.3)
Intangible assets, net	$216.2	$215.2

(1) The acquisition of Fiber Materials Inc. on January 10, 2020 resulted in the establishment of a $30.0 intangible asset for developed technology. The Bombardier Acquisition resulted in the establishment of a $64.0 intangible asset for developed technology reported at December 31, 2020, which was subsequently adjusted to $62.0 related to the goodwill adjustment described above.

(2) The Bombardier Acquisition resulted in the establishment of a $124.1 intangible asset for customer relationships, which has been adjusted to $131.0 related to the goodwill adjustment described above. The acquisition of Applied on April 26, 2021 resulted in the establishment of a $6.9 intangible asset for customer relationships which has been adjusted to $6.2 related to the goodwill adjustment described above. See also Note 24, Acquisitions.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Condensed Consolidated Balance Sheets and the weighted average amortization is estimated to be the following as of September 30, 2021:

Year	Customer relationships	Favorable leasehold interest	Developed Technology	Total
remaining in 2021	$2.3	$—	$1.5	$3.8
2022	8.1	0.1	6.1	14.3
2023	8.1	0.1	6.1	14.3
2024	8.1	0.1	6.1	14.3
2025	8.1	0.1	6.1	14.3
2026	8.1	0.1	6.1	14.3

Weighted average amortization period	16.7 years	7.9 years	13.8 years	15.5 years

12.  Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to the Company under the B787 Special Business Provisions and General Terms Agreement (collectively, the “B787 Supply Agreement”) that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were initially scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments that otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1,001 through 1,120. On December 21, 2018, the Company signed a memorandum of agreement with Boeing that again suspended the advance repayments beginning with line unit 818. The advance repayments will resume at a lower rate of $0.45 per shipset at line number 1135 and continue through line number 1605.

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of September 30, 2021, the amount of advance payments received from Boeing under the B787 Supply Agreement and not yet repaid was approximately $212.1.

Advances on the B737 Program. In an effort to minimize the disruption to the Company's operations and its supply chain, the Company and Boeing entered into a Memorandum of Agreement on April 12, 2019 (the "2019 MOA"), which included the terms and conditions for an advance payment to be made from Boeing to the Company in the amount of $123, which was received during the third quarter of 2019. The parties entered into another memorandum of agreement on February 6, 2020 (the "2020 MOA"), which extended the repayment date of the $123 advance received by the Company under the 2019 MOA to 2022. The 2020 MOA also required Boeing to pay $225 to the Company in the first quarter of 2020, consisting of (i) $70 in support of the Company's inventory and production stabilization, of which $10 will be repaid by the Company in 2021, and (ii) $155 as an incremental pre-payment for costs and shipset deliveries over the next two years. On February 9, 2021, the Company signed a letter of agreement under which Boeing paid $38.5 to the Company in the first quarter of 2021, consisting of (i) $68.5 as additional pre-payment for the costs and shipset deliveries less (ii) the ($30) credit owed to Boeing for rate-based pricing premium. As of September 30, 2021, the amount of advance payments received from Boeing and not yet repaid was $125.6.

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

At September 30, 2021, the Company’s long-term debt includes a senior secured term loan and senior notes described further under Note 15, Debt. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	September 30, 2021			December 31, 2020
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	$388.5	$389.5	(2)	$389.6	$395.0	(2)
Floating rate notes	—	—	(1)	299.7	297.5	(1)
Senior notes due 2023	299.2	304.5	(1)	298.8	293.8	(1)
Senior secured first lien notes due 2025	494.9	524.4	(1)	493.9	521.2	(1)
Senior secured second lien notes due 2025	1,186.6	1,257.6	(1)	1,184.2	1,279.1	(1)
Senior notes due 2026	298.4	318.8	(1)	298.1	313.9	(1)
Senior notes due 2028	695.1	691.9	(1)	694.6	689.2	(1)
Total	$3,362.7	$3,486.7		$3,658.9	$3,789.7

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

See also Note 14, Derivative and Hedging Activities.

14.  Derivative and Hedging Activities

Derivatives Accounted for as Hedges

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

Cash Flow Hedges - Interest Rate Swaps

The Company has traditionally entered into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. As of December 31, 2020, the Company had one interest rate swap agreement, designated as cash flow hedge, with a notional value of $150. On February 24, 2021, the Company terminated the swap agreement. As of September 30, 2021, the Company had no swaps outstanding.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") and recorded in earnings in the period in which the hedged transaction occurs. No gain or loss was recognized in AOCI for the three or nine months ended September 30, 2021. For the three and nine months ended September 30, 2021 a loss of $0.0 and $0.4, respectively, was reclassified from AOCI to earnings, and included in the interest expense line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statements of Cash Flows. For the three and nine months ended September 30, 2021 a loss of $0.0 and $0.7, respectively, was reclassified from AOCI to earnings resulting from the termination of a swap agreement, and included in the other income line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges – Foreign Currency Hedge

The Company has entered into currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British Pound Sterling. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through June 2022.

The following table summarizes the notional amounts (representing the gross contract/notional amount of the derivatives outstanding) and fair values of the derivative instruments in the Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020. The foreign currency exchange contracts are measured within Level 1 of the Fair Value hierarchy. See Note 13, Fair Value Measurements.

	Notional amount		Other assets		Other liabilities
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$280.3	$—	$—	$—	$5.6	$—
Total derivatives at fair value			$—	$—	$5.6	$—

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain (loss) recognized in AOCI associated with our hedging transactions is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
Recognized in total other comprehensive loss:
Foreign currency exchange contracts	$(6.2)	$—	$(5.5)	$—

The following table summarizes the gains/(losses) associated with our hedging transactions reclassified from AOCI to earnings:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
Foreign currency exchange contracts:
Other income (expense)	$0.1	$—	$0.1	$—

Within the next 12 months, the Company expects to recognize a loss of $5.6 in earnings related to the foreign currency forward contracts. As of September 30, 2021, the maximum term of the hedged forecasted transaction was 9 months. Generally, the Company has agreements with its counterparties that contain a provision whereby if the Company defaults on its existing credit facilities and payment of the loans extended under such facilities is accelerated, the Company could be declared in default under its agreements, which may result in the early termination of the outstanding derivatives governed by such agreements and the payment of an early termination amount.

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	September 30, 2021		December 31, 2020
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	$3.9	$384.6	$3.9	$385.7
Floating rate notes	—	—	299.7	—
Senior notes due 2023	—	299.2	—	298.8
Senior secured first lien notes due 2025	—	494.9	—	493.9
Senior secured second lien notes due 2025	—	1,186.6	—	1,184.2
Senior notes due 2026	—	298.4	—	298.1
Senior notes due 2028	—	695.1	—	694.6
Present value of finance lease obligations	42.6	132.8	35.3	121.5
Other	1.3	55.1	1.8	56.1
Total	$47.8	$3,546.7	$340.7	$3,532.9

Credit Agreement

On October 5, 2020, Spirit entered into a term loan credit agreement (the “Credit Agreement”) providing for a $400.0 senior secured term loan B credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. On October 5, 2020, Spirit borrowed the full $400.0 of initial term loans available under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by Holdings and Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”, and together with Holdings, the "Guarantors"), and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of Spirit, subject to certain customary exceptions. The obligations are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

As of September 30, 2021, the outstanding balance of the Credit Agreement was $397.0 and the carrying value was $388.5.

As of September 30, 2021, the Company was in compliance with all covenants in the Credit Agreement.

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

As of September 30, 2021, the outstanding balance of the First Lien 2025 Notes was $500.0 and the carrying value was $494.9.

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

As of September 30, 2021, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $298.4.

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

As of September 30, 2021, the outstanding balance of the Second Lien 2025 Notes was $1,200.0 and the carrying value was $1,186.6.

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

On February 24, 2021, Spirit redeemed the outstanding $300.0 principal amount of the Floating Rate Notes. As of September 30, 2021, the outstanding balance of the Floating Rate Notes was $0.

As of September 30, 2021, the outstanding balance of the 2023 Notes and the 2028 Notes was $300.0 and $700.0, respectively, and the carrying value was $299.2 and $695.1, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

As of September 30, 2021, the Company was in compliance with all covenants contained in the indentures governing the First Lien 2025 Notes, 2026 Notes, Second Lien 2025 Notes, 2023 Notes and 2028 Notes.

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended				For the Nine Months Ended
Components of Net Periodic Pension Expense (Income)	September 30, 2021		October 1, 2020		September 30, 2021		October 1, 2020
Service cost	$11.2		$0.2		$32.9		$0.7
Interest cost	15.8		5.4		43.3		20.1
Expected return on plan assets	(40.0)		(16.6)		(119.0)		(49.5)
Amortization of net loss	—		—		—		0.2
Curtailment loss (gain)	(61.0)	(1)	—	(2)	(61.0)	(1)	33.9	(2)
Settlement loss	—		4.2	(3)	(0.1)		9.3	(3)
Special termination benefits	—		(1.6)	(4)	—		31.4	(4)
Net periodic pension expense (income)	$(74.0)		$(8.4)		$(103.9)		$46.1

	Other Benefits
	For the Three Months Ended		For the Nine Months Ended
Components of Other Benefit Expense (Income)	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
Service cost	$0.3	$0.1	$0.7	$0.5
Interest cost	0.1	0.2	0.3	0.7
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of net gain	(0.2)	(0.4)	(1.0)	(1.3)
Curtailment gain	—	—	—	(0.2)
Special termination benefits	—	—	—	12.0
Net periodic other benefit expense (income)	$—	$(0.3)	$(0.6)	$11.1

(1) As of July 15, 2021, the Company concluded its consultation and communication with employee and Trade Union representatives on the closure of the largest of the defined benefit plans acquired as part of the Bombardier Acquisition, the Shorts Pension (as defined below). The outcome is that the Shorts Pension was amended and will close to the future accrual of benefits for all employees who are members of the plan, effective December 10, 2021. From December 11, 2021, affected employees will build up future retirement savings in a new defined contribution scheme. For the three and nine months ended September 30, 2021, the impact of the closure of the Shorts Pension resulted in a curtailment gain of $61.0.

(2) For the three and nine months ended October 1, 2020, the Company's Voluntary Retirement Program ("VRP") resulted in an estimated 16% and 12% reduction in future working lifetime for the pension value plan and postretirement medical plan resulting in a curtailment accounting charge of $0.0 and $33.7, respectively. The charges are included in other income (expense) in the Company's Condensed Consolidated Statements of Operations.

(3)    For the three months and nine months ended October 1, 2020, settlement accounting under ASC Topic 715 was triggered, as the lump sums paid to date as part of the VRP exceeded the estimated service cost and interest cost. The Company recognized a settlement loss of $4.2 and $9.3 for the three months and nine months ended October 1, 2020.

(4) Special termination benefits for the three and nine months ended October 1, 2020 is a combination of pension value plan and postretirement medical plan changes offset by a reduction in the Company's net benefit obligation. For the three months and nine months ended October 1, 2020 special termination benefits, curtailment accounting, and the remeasurement of the pension assets and obligations resulted in a ($31.9) and $0.4 impact to other comprehensive income ("OCI"), respectively. For the three months and nine months ended October 1, 2020, retiree medical resulted in a $0.0 and

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

$2.3 impact to OCI, respectively. This impact is included in the Company’s Condensed Consolidated Statements of Comprehensive (Loss) Income.

The components of net periodic pension expense (income) and other benefit expense, other than the service cost component, are included in other income (expense) in the Company's Condensed Consolidated Statements of Operations.

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $10.2 for the U.S. Supplemental Executive Retirement Plan (“SERP”) and U.S. post-retirement medical plans in 2021. The Company’s projected contributions to the U.K. pension plan for 2021 are $1.9. Additionally, the Company expects to contribute a combined total of $182.6 for the Shorts Pension, the Shorts Executive Benefits Scheme, and the Shorts Postretirement Medical Plan. The amount contributed can vary based on exchange rate fluctuations.

17.  Stock Compensation

Holdings has established the stockholder-approved 2014 Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to grant cash and equity awards of Holdings' Class A Common Stock, par value $0.01 per share (the “Common Stock”), to certain individuals. Holdings has established the Long-Term Incentive Plan (the “LTIP”) under the Omnibus Plan to grant equity awards to certain employees of the Company.

The Company recognized a net total of $6.2 and $6.2 of stock compensation expense for the three months ended September 30, 2021 and October 1, 2020, respectively, and a net total of $19.6 and $17.1 of stock compensation expense for the nine months ended September 30, 2021 and October 1, 2020, respectively.

During the nine months ended September 30, 2021, 557,851 time or service-based restricted stock units ("RSUs") and 30,024 time or service-based restricted stock awards ("RSAs") were granted with aggregate date fair values of $26.4 under the Company's LTIP. Awards generally vest over a three-year period, beginning on the date of grant. Values for these awards are based on the value of Common Stock on the grant date.

During the nine months ended September 30, 2021, 161,954 performance-based restricted stock units ("PBRSUs") were granted with aggregate grant date fair value of $9.8 under the Company’s LTIP. These awards are earned based on Holdings’ total shareholder return relative to its peer group over a three-year performance period. Values for these awards are initially measured on the grant date using the estimated payout levels derived from a Monte Carlo valuation model.

During the nine months ended September 30, 2021, 29,514 shares of restricted Common Stock and 6,055 non-employee director restricted stock units (“DRSUs”) were granted to the Board of Directors of the Company (the "Board") with an aggregate grant date fair value of $1.6. Both types of awards vest if the non-employee director remains continuously in service for the entire one year term to which the grant relates. If the non-employee director incurs a termination for any reason before the end of the term (before the annual meeting of stockholders following the grant), the awards are forfeited. Upon vesting, shares relating to restricted Common Stock awards are delivered to the director free of restriction; however, vested shares of Common Stock underlying DRSUs are not delivered to the director until the date that the director leaves the Board. Values for these awards are based on the value of Common Stock on the grant date.

During the nine months ended September 30, 2021, 270,343 shares of Common Stock with an aggregate grant date value of $18.8 vested under the Company's LTIP. Additionally, 53,617 shares of Common Stock previously granted to the Board vested with an aggregate grant date fair value of $1.0, and 11,133 DRSUs previously awarded to the Board vested with an aggregate grant date fair value of $0.2.

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding our prior earnings history including the forward losses previously recognized in the U.S., the Company recorded an incremental valuation allowance of $122.5 for the nine months ended September 30, 2021. The change from December 31, 2020 is an additional valuation allowance of $104.6 recognized on the deferred tax assets generated from the 2021 activity and a $17.9 adjustment related to law changes, return to provision and other state impacts. The total valuation allowance, including the increase of $122.5 recorded for the nine-month period ended September 30, 2021, was $272.5. This results in a net U.S. deferred tax liability after valuation allowance of $13.7.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon cumulative losses generated in the U.K. The Company recorded an incremental valuation allowance of $70.7 against deferred tax assets for the nine-month period ended September 30, 2021 which is comprised of $13.5 for opening balance sheet adjustments related to the Bombardier Acquisition, $0.1 related to OCI, ($0.7) from discrete items including return to provision, ($3.6) from continuing operations and a discrete tax expense of $61.4 for the change in enacted corporate tax rates from 19% to 25% effective April 1, 2023. The total valuation allowance, including the nine-month period ended September 30, 2021 increase of $70.7, was $261.5. This results in a net U.K. deferred tax liability after valuation allowance of $10.9.

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
The 0.15% effective tax rate for the nine months ended September 30, 2021 differs from the 37.3% effective tax rate for the same period of 2020 primarily due to the valuation allowance recorded in 2021. As the Company is currently reporting a pre-tax loss for the nine months ended September 30, 2021, increases to tax expense result in a decrease to the effective tax rate and decreases to tax expense result in an increase to the effective tax rate.

As of September 30, 2021, the Company had deferred $16.5 of employer payroll taxes, as allowed by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is required to be deposited by December 2022. As of September 30, 2021, the Company has recorded an estimated pre-tax employee retention credit of approximately $18.8 related to calendar year 2020. The Company is evaluating its eligibility to continue with the pre-tax employee retention credit. In addition, as of September 30, 2021, the Company had recorded a deferral of $15.5 of Value Added Tax payments that has the option to pay in smaller payments through the end of March 31, 2022 interest free under the United Kingdom deferral scheme. Payments under this deferral program started in June 2021.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

The Company's federal audit for the 2020 tax year is substantially complete under the Internal Revenue Service Compliance Assurance Program ("CAP"). The Company will continue to participate in the CAP program for the 2021 and 2022 tax years. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  The Company has an open tax audit in the Kingdom of Morocco for the tax years ended prior to the Company's ownership of the Moroccan legal entity. The Company has open audits in France for tax years 2018 and 2019 and Malaysia for tax years 2014 to 2019.

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

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of September 30, 2021, no treasury shares have been reissued or retired.

The total authorization amount remaining under the current share repurchase program is approximately $925.0. During the nine month period ended September 30, 2021, the Company did not repurchase any shares of its Common Stock under this share repurchase program. Share repurchases are currently on hold pending the outcome of the COVID-19 pandemic. Additionally, the Credit Agreement imposes restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	September 30, 2021			October 1, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(113.6)	104.3	$(1.09)	$(155.5)	103.9	$(1.50)
Income allocated to participating securities	—	—		—	—
Net loss	$(113.6)			$(155.5)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(113.6)	104.3	$(1.09)	$(155.5)	103.9	$(1.50)

	For the Nine Months Ended
	September 30, 2021			October 1, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(420.5)	104.2	$(4.04)	$(574.4)	103.8	$(5.53)
Income allocated to participating securities	—	—		—	—
Net loss	$(420.5)			$(574.4)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(420.5)	104.2	$(4.04)	$(574.4)	103.8	$(5.53)

Included in the outstanding Common Stock were 0.7 million and 1.6 million of issued but unvested shares at September 30, 2021 and October 1, 2020, respectively, which are excluded from the basic Earnings Per Share ("EPS") calculation.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

Common shares of 0.4 million and 0.5 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three and nine months ended September 30, 2021, as the effect would have been antidilutive. Additionally, diluted EPS for the three and nine months ended September 30, 2021 excludes 0.3 million and 0.3 million shares, respectively, that may be dilutive common shares in the future, but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Common shares of 0.9 million and 0.7 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three and nine months ended October 1, 2020, as the effect would have been antidilutive. Additionally, diluted EPS for the three and nine months ended October 1, 2020 excludes 0.3 million and 0.3 million shares, respectively, that may be dilutive common shares in the future, but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	September 30, 2021	December 31, 2020
Pension	$(107.0)	$(112.0)
Interest swaps	—	(0.9)
SERP/Retiree medical	13.2	14.5
Derivatives - foreign currency hedge	(5.6)	—
Foreign currency impact on long-term intercompany loan	(12.4)	(11.8)
Currency translation adjustment	(51.5)	(43.9)
Total accumulated other comprehensive loss	$(163.3)	$(154.1)

Amortization or curtailment cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the Condensed Consolidated Statements of Operations was $0.4 and $0.7 for the three months ended September 30, 2021 and October 1, 2020, respectively, and $1.6 and $2.0 for the nine months ended September 30, 2021 and October 1, 2020, respectively.
.

20.  Commitments, Contingencies and Guarantees

Litigation

On February 10, 2020, February 24, 2020, and March 24, 2020, three separate private securities class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of Oklahoma, its Chief Executive Officer, Tom Gentile III, former Chief Financial Officer, Jose Garcia, and former Controller (principal accounting officer), John Gilson. On April 20, 2020, the Class Actions were consolidated by the court (the “Consolidated Class Action”), and on July 20, 2020, the plaintiffs filed a Consolidated Class Action Complaint which added Shawn Campbell, the Company’s former Vice President for the 737NG and B737 Max program, as a defendant. Allegations in the Consolidated Class Action include (i) violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against the Company and Messrs. Gentile, Garcia and Gilson, (ii) violations of Section 20(a) of the Exchange Act against the individual defendants, and (iii) violations of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder against all defendants.

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

The facts underlying the Consolidated Class Action and Derivative Actions relate to the accounting process compliance independent review (the “Accounting Review”) discussed in the Company’s January 30, 2020 press release and described under Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Review in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2019, and its resulting conclusions. The Company voluntarily reported to the SEC the determination that, with respect to the third quarter of 2019, the Company did not comply with its established accounting processes related to potential third quarter contingent liabilities received after the quarter-end. On March 24, 2020, the Staff of the SEC Enforcement Division informed the Company that it had determined to close its inquiry without recommending any enforcement action against the Company. In addition, the facts underlying the Consolidated Class Action and Derivative Actions relate to the Company’s disclosures regarding the B737 MAX grounding and Spirit’s production rate (and related matters) after the grounding. On September 18, 2020, the Company and individual defendants filed a motion to dismiss the Consolidated Class Action. That motion is pending. The Derivative Actions have been stayed pending a decision on the Consolidated Class Action. The Company and the individual defendants deny the allegations in the Consolidated Class Action and the Derivative Actions.

On October 19, 2021, the U.S. District Court for the District of Kansas ruled in favor of the Company’s former Chief Executive Officer and awarded him $44.7 for benefits withheld in connection with a disputed violation of restrictive covenants in his retirement agreement. The Company continues to evaluate the decision and future action, including an appeal. A liability for the full amount of the award has been recognized in the Condensed Consolidated Balance Sheets as of September 30, 2021. Based upon the former Chief Executive Officer's selection of cash as the sole remedy, 406,816 shares of Common Stock are no longer included in issued and outstanding shares as of September 30, 2021. These shares were recorded in prior periods to Selling, general, and administrative expense on the Condensed Consolidated Statements of Operations as stock compensation expense of $17.1, the amount of which is now included in the liability that has been recognized in the Condensed Consolidated Balance Sheets as of September 30, 2021 for the full amount of the award from the ruling, as described above, resulting in a net charge of $26.6 for the three-month and nine-month periods ended September 30, 2021, which was recorded to Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.

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

The Company has evaluated and refined management’s original estimate of costs related to rework on the B787 aircraft, including a preliminary assessment related to rework on the forward section of the fuselage, for which the Company identified an additional fit and finish issue in the three month period ended July 1, 2021. The Company continues to coordinate with Boeing to ensure that all necessary rework is performed. The Company cannot reasonably estimate the amount of any potential claims related to this issue at this time due to various reasons, including, among others: (i) that there is uncertainty that any such claim could be received, (ii) that there is uncertainty as to the outcome of any such claims, (iii) that there may be significant factual and/or commercial issues to be resolved, and (iv) that there may be novel legal issues presented.

Guarantees

Outstanding guarantees were $16.4 and $19.6 at September 30, 2021 and December 31, 2020, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $19.5 and $19.5 of restricted cash as of September 30, 2021 and December 31, 2020, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in "Restricted cash" and “Other assets” in the Company’s Condensed Consolidated Balance Sheets.

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

Service and Product Warranties and Extraordinary Rework

Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are evaluated on a quarterly basis. These costs are accrued and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, the Company considers other factors including the experience of other entities in the same business and management judgment, among others. Service warranty and extraordinary rework is reported in Current liabilities and Other liabilities on the Company's Condensed Consolidated Balance Sheets.

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims; however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $2.3 as of September 30, 2021 and $8.1 as of December 31, 2020. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however, the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $3.4 as of September 30, 2021 and $12.1 as of December 31, 2020.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

The following is a roll forward of the service warranty and extraordinary rework balance at September 30, 2021:

Balance, December 31, 2020	$76.9
Charges to costs and expenses	10.1
Payouts	(13.1)
Exchange rate	(0.2)
Balance, September 30, 2021	$73.7

21.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
Kansas Development Finance Authority bond	$0.6	$0.6	$2.2	$2.3
Foreign currency (losses) gains (1)	11.3	(3.4)	3.8	1.4
Loss on foreign currency contract and interest rate swaps	—	(10.6)	—	(10.5)
Loss on sale of accounts receivable	(1.8)	(2.0)	(4.8)	(6.7)
Pension income (loss) (2)	84.8	9.0	137.3	(56.4)
Other	(0.1)	(3.6)	0.2	4.5
Total	$94.8	$(10.0)	$138.7	$(65.4)

(1) Foreign currency gains and losses are due to the impact of movement in foreign currency exchange rates on long-term contractual rights/obligations, as well as cash and both trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.

(2) Pension income for the three and nine months ended September 30, 2021 includes $74.2 and $105.3 of income related to pension plans for current and former employees at the Belfast location, including the impact of the closure of the Shorts Pension which resulted in a curtailment gain of $61.0 for the three and nine months ended September 30, 2021. Pension expense for the three and nine months ended October 1, 2020 includes $2.6 and $86.4 of expense related to the voluntary retirement program.

22.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. Revenue from Boeing represents a substantial portion of the Company's revenues in all segments. The Wing Systems Segment also includes significant revenues from Airbus. Approximately 79% of the Company's net revenues for the three months ended September 30, 2021 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of non-recurring contracts, sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development, and unallocated cost of sales.

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

The Company’s Fuselage Systems Segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer). The Fuselage Systems Segment manufactures products at the Company's facilities in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Biddeford, Maine; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia. The Fuselage Systems Segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

The Company’s Propulsion Systems Segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and maintenance, repair and overhaul ("MRO") services. The Propulsion Systems Segment manufactures products at the Company's facilities in Wichita, Kansas; Dallas, Texas; Biddeford, Maine; and Belfast, Northern Ireland.

The Company’s Wing Systems Segment includes development, production and marketing of wings and wing components (including flight control surfaces) as well as other miscellaneous structural parts primarily to aircraft OEMs. These activities take place at the Company’s facilities in Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Belfast, Northern Ireland; Casablanca, Morocco; and Subang, Malaysia.

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

The following table shows segment revenues and operating income for the three and nine months ended September 30, 2021 and October 1, 2020:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
Segment Revenues
Fuselage Systems	$481.2	$421.1	$1,410.5	$1,299.7
Propulsion Systems	247.8	170.8	716.2	565.6
Wing Systems	243.0	168.3	725.9	582.2
All Other	8.0	46.1	30.3	80.7
	$980.0	$806.3	$2,882.9	$2,528.2
Segment Operating Income (Loss)
Fuselage Systems(1)	$(53.9)	$(96.7)	$(145.5)	$(434.6)
Propulsion Systems(2)	21.9	(15.6)	66.8	(38.2)
Wing Systems(3)	(15.8)	(23.2)	(50.9)	(52.1)
All Other	2.4	19.1	5.1	28.9
	$(45.4)	$(116.4)	$(124.5)	$(496.0)
SG&A	(86.8)	(52.8)	(211.3)	(179.2)
Research and development	(12.8)	(7.5)	(34.3)	(28.1)
Unallocated cost of sales	(11.6)	(0.2)	(10.1)	(8.1)
Total operating loss	$(156.6)	$(176.9)	$(380.2)	$(711.4)

(1) The three and nine months ended September 30, 2021 includes excess capacity production costs of $36.2 and $106.4, respectively, related to the B737 MAX and A220 production schedule changes, abnormal costs of $1.4 and $3.5, respectively, for workforce adjustments as a result of COVID-19 production pause, net of U.S. employee retention credit and U.K. government subsidies, and $0.2 and $2.9, respectively, of restructuring costs. The three and nine months ended October 1, 2020 includes excess capacity production cost of $42.0 and $143.8, respectively, related to B737 MAX production schedule changes, abnormal costs of ($7.4) and $19.1, respectively, for workforce adjustments as a result of COVID-19 production pause, $6.6 and $39.1, respectively, of restructuring costs, and $0 and $22.5, respectively, from loss on disposition of assets.

(2) The three and nine months ended September 30, 2021 includes excess capacity production costs of $10.8 and $25.1, respectively, related to the B737 MAX and A220 production schedule changes, abnormal costs of $0.3 and $0.7, respectively, for workforce adjustments as a result of COVID-19 production pause, net of U.S. employee retention credit, and $0.0 and ($0.2), respectively, of restructuring costs. The three and nine months ended October 1, 2020 includes excess capacity production cost of $17.5 and $50.8, respectively, related to the B737 MAX production schedule changes, abnormal costs of ($2.9) and $7.3, respectively, for workforce adjustments as a result of COVID-19 production pause, and $3.8 and $14.2, respectively, of restructuring costs.

(3) The three and nine months ended September 30, 2021 includes excess capacity production costs of $10.1 and $40.7, respectively, related to the B737 MAX, A220 and A320 production schedule changes, abnormal costs of $0.9 and $2.9, respectively, for workforce adjustments as a result of COVID-19, net of U.S. employee retention credit and U.K. government subsidies, and $0.6 and $5.4 of restructuring costs. The three and nine months ended October 1, 2020 includes excess capacity production cost of $13.1 and $34.2, respectively, related to the B737 MAX and A320 production schedule changes, abnormal costs of ($0.6) and $7.4, respectively, for workforce adjustments as a result of COVID-19, net of U.K. government subsidies, restructuring costs of $9.1 and $15.1, respectively, and $0 and $0.4, respectively, from loss on the disposition of assets.

23.  Restructuring Costs

The Company's results of operations for both the three and nine months ended September 30, 2021 and October 1, 2020 include restructuring costs related to actions the Company has taken to align costs to updated production levels that have been

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

directed by the Company's customers (restructuring activity). Largely beginning in the first quarter of 2020, the Company's customers, including Boeing and Airbus, significantly reduced their overall production rates as a result of the COVID-19 pandemic and, in the case of Boeing, the B737 MAX grounding. The restructuring activity materially affected the scope of operations and manner in which business is conducted by the Company compared to periods prior to the restructuring activities.
Restructuring costs are presented separately as a component of operating loss on the Condensed Consolidated Statements of Operations. The total restructuring costs of $0.8 and $8.1 for the three and nine months ended September 30, 2021, respectively, largely includes cost related to McAlester and San Antonio site closures. For the three and nine months ended October 1, 2020, total restructuring costs of $19.5 and $68.4, respectively, were comprised of $11.1 and $47.5, respectively, related to involuntary workforce reductions and $8.4 and $20.9, respectively, related to a VRP.
Of the $8.1 total restructuring cost for the nine months ended September 30, 2021, $8.1 was paid during the nine month period ended September 30, 2021.
The costs of the restructuring plan are included in segment operating margins. The total amount for the three and nine months ended September 30, 2021 for each segment was $0.2 and $2.9, respectively, for the Fuselage Systems Segment, $0.0 and ($0.2), respectively, for the Propulsion Systems Segment, and $0.6 and $5.4, respectively, for the Wing Systems Segment. The total amount for the three and nine months ended October 1, 2020 for each segment was $6.6 and $39.1, respectively, for the Fuselage Systems Segment, $3.8 and $14.2, respectively, for the Propulsion Systems Segment, and $9.1 and $15.1, respectively, for the Wing Systems Segment.

24.  Acquisitions

Applied Aerodynamics

During the three months ended July 1, 2021, the Company acquired the assets of Applied, a MRO company based in Farmers Branch, Texas, for a purchase price of $29.6, including cash consideration of $21.1. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill. As of September 30, 2021, given the preliminary nature of the purchase price allocation and time constraints, the Company has not yet allocated goodwill to the relevant reporting units and or reportable segments. The purchase price allocation is subject to adjustment as we obtain additional information for our estimates during the measurement period. The preliminary purchase price allocation of the assets acquired and the liabilities assumed was recorded as of the acquisition date, and those assets and liabilities are included in the Consolidated Balance Sheet as of September 30, 2021, including $3.0 of property, plant and equipment, $2.3 of working capital, $6.2 of intangible assets and $18.1 allocated to goodwill, which is expected to be deductible for tax purposes. Based on additional information obtained during the three- month period ended September 30, 2021, the Company recognized an adjustment to decrease intangible assets and increase goodwill, respectively, by $0.7 each. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. Operating income from the acquired business is reported within our existing segments, primarily Fuselage Systems and Propulsion Systems, as of the acquisition date.

Acquisition-related expenses were $0.0 and $0.6, respectively, for the three and nine month period ended September 30, 2021 and $0.0 and $0.0, respectively, for the three and nine month period ended October 1, 2020. Acquisition-related expenses are included in selling, general and administrative costs on the Condensed Consolidated Statements of Operations.

Bombardier

On October 30, 2020, Spirit and Spirit AeroSystems Global Holdings Limited, wholly owned subsidiaries of the Company, completed their previously announced acquisition of the outstanding equity of Shorts and Bombardier Aerospace North Africa SAS ("BANA"), and substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Businesses”), along with the assumption of certain liabilities of Shorts and BANA (the “Bombardier Acquisition”).

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

The Company, acting through certain of its subsidiaries, also assumed net pension liabilities of approximately $316. In addition, Spirit assumed financial obligations related to a repayable investment agreement with the Department for Business, Energy and Industrial Strategy of the Government of the United Kingdom. As a result of its obligation to make future payments under this agreement, the Company recorded the assumed obligation from this transaction as a liability on its Consolidated Balance Sheet that will be accounted for using the interest method over the estimated life of the agreement. As a result, the Company imputes interest on the transaction and recorded imputed interest expense at the estimated interest rate. The Company's estimate of the interest rate under the agreement is based on the amount of payments expected to be made over the remaining life of the agreement. The Company utilizes future sales projections and growth rates to further develop this estimate. The projected amount of payments expected to be made involves the use of significant estimates and assumptions with respect to the number of units expected to be sold. The Company periodically assesses the expected payments to be made using a combination of historical results and forecasts from market data sources. To the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will adjust the amortization of the liability prospectively. The Company determined the fair value of the liability at the acquisition date to be $304 which is included within the liabilities assumed, with a current effective annual imputed interest rate of 6.78%. Cash payments made related to the principal component of the liability will be classified as a financing outflow on the Consolidated Statements of Cash Flows, while payments made related to the interest component will be presented within operating cash flows.

The $275 cash consideration, along with these assumed liabilities, results in a total enterprise value of $895 as of October 30, 2020. The Company agreed to procure payment of a special contribution of £100 million to the Shorts pension scheme (the "Shorts Pension") on October 30, 2021. In addition, included within the liabilities assumed is approximately $320 in forward loss contracts.

Acquisition-related expenses were $0.0 and $1.9, respectively, and $3.3 and $6.2, respectively, for the three and nine months ended September 30, 2021 and October 1, 2020, respectively, and are included in selling, general and administrative costs on the Condensed Consolidated Statements of Operations.

The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. In some cases, the Company used discounted cash flow analyses, which were based on the Company's best estimate of future sales, earnings and cash flows after considering such factors as general market conditions, customer budgets, existing firm and future orders, changes in working capital, long-term business plans and recent operating performance. Use of different estimates and judgments could yield materially different results.

The Company also identified contractual obligations with customers on certain contracts with economic returns that are lower than could be realized in market transactions as of the acquisition date. The Company measured these liabilities under the measurement provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Significant assumptions were used to determine the fair value of the loss contract reserves using the discounted cash flow model including discount rates, forecasted quantities of products to be sold under the long-term contracts and market prices for respective products. These were forward looking assumptions that could be affected by future economic and market conditions. Based on the estimated net cash outflows of the programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, the Company recorded assumed liabilities of approximately $320.1 in connection with the Bombardier Acquisition. These liabilities are shown within the forward loss provision on the Condensed Consolidated Balance Sheets for the period ended September 30, 2021. These liabilities will be liquidated in accordance with the underlying pattern of obligations, as reflected by the expenses incurred on the contracts, as a reduction to cost of sales. Total consumption of the contractual obligation in 2020 was $7.2. Total consumption of the contractual obligation for the next five years, based upon the assumptions referenced above is expected to be as follows: $26.6 in 2021, $53.9 in 2022, $77.2 in 2023, $86.8 in 2024, and $68.4 in 2025.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

As of September 30, 2021 the Company has concluded its assessment and purchase price allocation of the Bombardier Acquisition. Based on additional information obtained during the nine month period ended September 30, 2021, the Company recognized the following adjustments to its preliminary purchase price allocation, which are included in the final purchase price allocation below: intangible assets increased by $4.9, forward loss liability increased by $38.5, other non-current liabilities increased by $4.3, working capital decreased by $2.3. As a result of these adjustments, as of September 30, 2021, the recognized goodwill was adjusted from $486.8 to $527.0. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

The purchase price allocation of the assets acquired and the liabilities assumed at the acquisition date is as follows:

At October 30, 2020
Cash and cash equivalents	$4.4
Accounts receivable, net	91.9
Inventory	251.6
Other current assets	11.4
Intangible assets, net	193.0
Other non-current assets	11.7
Property and equipment, net	373.6
Right of use asset	27.7
Goodwill	527.0
Total assets acquired	$1,492.3

Accounts payable	$90.4
Accrued payroll and employee benefits	113.8
Forward loss provision, short-term	33.8
Other current liabilities	31.5
Forward loss provision, long-term	286.3
Other non-current liabilities	317.7
Operating lease liabilities, long-term	27.5
Retirement benefits	316.3
Total liabilities assumed	$1,217.3
Net assets acquired	$275.0

The amounts allocated to the intangible assets identified are as consist of the follows:

	Amount	Amortization Period
		(in years)
Developed Technology	$62.0	15.0
Customer Relationships	$131.0	18.0
Total intangible assets	$193.0

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

The goodwill recognized is attributable primarily to expected synergies and intangible assets that do not qualify for separate recognition, such as the acquired assembled workforce. We expect $24.8 of the goodwill to be deductible for income tax purposes. The Company's allocation of goodwill to our reportable segments is based on the fair value of projected earnings as of the acquisition date. The goodwill is allocated $134.9 to the Fuselage Systems Segment, $382.0 to the Propulsion Systems Segment, and $10.1 to the Wing Systems Segment.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

The results of operations of the Bombardier Acquired Businesses are included in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2021. The following summary, prepared on a pro-forma basis, represents the unaudited consolidated results of operations for the nine months ended October 1, 2020 as if the Bombardier Acquisition had been completed as of January 1, 2020. The pro-forma results include the impact of any post-acquisition adjustments directly attributable to the acquisition and the impact of adjustments such as the recognition of additional depreciation and amortization expense, and the related income tax effects. This pro-forma presentation does not include any impact of transaction synergies. The pro-forma results are not necessarily indicative of what the results of operations would have been had the Bombardier Acquisition occurred during the periods presented, nor does they purport to represent results for any future periods.

For the Nine Months Ended
October 1, 2020
Revenue - as reported	$2,528.2
Revenue - pro-forma	3,041.3
Net (loss) income - as reported	$(574.4)
Net (loss) income - pro-forma	(632.7)
Earnings Per Share - Diluted - as reported	$(5.53)
Earnings Per Share - Diluted - pro-forma	(6.10)
Asco

On May 1, 2018, the Company and its wholly-owned subsidiary Spirit AeroSystems Belgium Holdings BVBA (“Spirit Belgium”) entered into a definitive agreement (as amended, the “Asco Purchase Agreement”) with certain private sellers providing for the purchase by Spirit Belgium of all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco Industries N.V. (“Asco”), subject to certain customary closing adjustments, including foreign currency adjustments (the “Asco Acquisition”). On September 25, 2020, the Company, Spirit Belgium and the private sellers entered into an amendment to the Asco Purchase Agreement (the “Termination Agreement”) pursuant to which the parties agreed to terminate the Asco Purchase Agreement, including all schedules and annexes thereto (other than certain confidentiality agreements) (collectively with the Asco Purchase Agreement, the “Transaction Documents”), effective as of September 25, 2020. Under the Termination Agreement, the parties also agreed to release each other from any and all claims, rights of action, howsoever arising, of every kind and nature, in connection with, arising out of, based upon or related to, directly or indirectly, the Transaction Documents, including any breach, non-performance, action or failure to act under the Transaction Documents.

Acquisition-related expenses were $0.0 and $0.1 respectively, for the three and nine month period ended September 30, 2021 and ($0.1) and $17.3, respectively, for the three and nine month period ended October 1, 2020. Acquisition-related expenses are included in Selling, general and administrative costs on the Condensed Consolidated Statements of Operations.

25.  Subsequent Events

On September 30, 2021, the Company announced a new organizational structure to focus on growth in the key markets it serves. Under the new segment reporting structure, the Company will have three primary business divisions: Commercial, Defense & Space, and Aftermarket. The new organizational structure and leadership changes to support the new structure became effective October 1, 2021. The Company intends to report its financial performance based on the three reporting segments beginning with the 2021 fiscal year-end results.

On October 19, 2021, the U.S. District Court for the District of Kansas ruled in favor of the Company’s former Chief Executive Officer and awarded him $44.7 for benefits withheld in connection with a disputed violation of restrictive covenants within his retirement agreement. The Company continues to evaluate the decision and future action, including an appeal. A liability for the amount of the award has been recognized in the Condensed Consolidated Balance Sheets as of September 30, 2021. See also Note 20, Commitments, Contingencies and Guarantees.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(US Dollars in millions other than per share amounts)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates or requires, as used in this Quarterly Report on Form 10-Q ("Quarterly Report"), references to “we,” “us,” “our,” and the “Company” refer to Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries. References to “Spirit” refer only to our subsidiary, Spirit AeroSystems, Inc., and references to “Spirit Holdings” or “Holdings” refer only to Spirit AeroSystems Holdings, Inc.

COVID-19

The COVID-19 pandemic has had and is expected to continue to have a significant negative effect on aviation demand, our business and our industry. Our financial results and prospects are largely connected to global aviation demand and the resulting production rates of our customers. In response to COVID-19 impacts, our customers, including Boeing and Airbus, decreased production rates across many programs and may further adjust production rates in the future. During the three and nine month periods ended September 30, 2021, the COVID-19 pandemic continued to have a significant negative effect on the aviation industry, our customers, our suppliers, and our business globally. During the quarter ended September 30, 2021, the Department of Transportation approved our grant claim of $75.5 million filed under the Aviation Manufacturing Jobs Protection Program, a component of the American Rescue Plan Act of 2021. As of September 30, 2021, we have received $37.8 million of the total amount requested with the remainder to be received through the period of the agreement, which expires in March of 2022.

Although the aviation industry showed signs of improvement and recovery during the three and nine months ended September 30, 2021, the length of the COVID-19 pandemic and its effect on the aviation industry and our operational and financial performance remains uncertain and outside of our control. Distribution and administration of vaccines generally continued to progress during the period, and travel advisories and restrictions generally eased; however, due to the uncertain and rapidly evolving nature of current conditions around the world (including with respect to the Delta variant), we are unable to predict accurately the impact that COVID-19 will have on our business going forward, including for the reasons stated in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K").

Our expectation is that our business operations will not improve until our customers are willing to produce aircraft at sufficient levels, which is dependent upon the public's willingness to use aircraft travel, sufficient OEM orders (without suspension) from airlines, and the financial resources of airlines, other companies, and individuals.

On September 9, 2021, President Biden announced new vaccination requirements applicable to federal workers and contractors, large employers and healthcare workers. Subject to limited exceptions, U.S. employees of federal contractors are required to be fully vaccinated against COVID-19 by December 8, 2021. As a federal contactor, we are subject to the executive order and have implemented mandatory vaccination rules for all U.S. employees to satisfy the requirements by December 8, 2021. Our implementation of these rules may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. On November 18, 2020, the FAA issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes that must be made before the aircraft returns to service. Boeing's deliveries of the B737 MAX resumed in the fourth quarter of 2020. Since November 2020, regulators from Brazil, Canada, the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service, with China the most significant country remaining to allow the B737 MAX to return to service. During the nine month period ended September 30, 2021, Boeing continued to receive orders for the B737 MAX, and several additional air carriers resumed flights on the aircraft.

For the remainder of 2021, we expect that ongoing demand challenges from the B737 MAX grounding will continue to be exacerbated by the COVID-19 pandemic because other programs that mitigate the strain of the lower B737 MAX production rate continue to be suspended or are producing at lower rates. We expect air travel demand will improve from 2020 levels as COVID-19 vaccinations are administered globally. The overall pace of any recovery of air travel demand will depend on availability, speed and acceptance of vaccinations, the speed of continued COVID-19 mutations, effectiveness of vaccines on new strains of the COVID-19 virus, government travel restrictions and availability and speed of test results. We expect that domestic air travel demand will improve in the near term with international air travel demand continuing to lag behind. As a result, we expect that the B737 MAX and other narrowbody production rates will recover to pre-pandemic levels before widebody production rates. For additional information, see the “Risk Factors” section of our 2020 Form 10-K.

B787 Program

In the year ended December 31, 2020, Boeing announced B787 production rate changes from 10 aircraft per month to 5 aircraft per month. This resulted in an incremental forward loss charge of $192.5 million for the year ended December 31, 2020.

During the fourth quarter of 2020, as Boeing was reviewing its B787 Dreamliner production system, we began analyzing our own B787 production system. Our results for the first quarter of 2021 included an initial assessment regarding the rework required and included an associated estimated loss of $29.3 million. During the second quarter of 2021, we continued to evaluate and refine our estimate of costs related to engineering changes and rework based upon additional information received from Boeing, and further refined the areas of the B787 which could require rework in the forward section, including our assessment of costs. As a result of our further assessment, we recorded an incremental forward loss charge of $46.4 million for the second quarter of 2021. Based on our assessment of the latest B787 program demand received from Boeing in September 2021, we incurred an incremental forward loss of $45.5 million for the third quarter of 2021, principally driven by the impact of reduced production volumes and the corresponding amount of fixed overhead absorption applied to lower deliveries.

Changes to the scope of quality issues and any associated rework may increase or decrease the total estimated provision as of September 30, 2021. Additionally, production rate changes, changes in cost assessments, or claims could result in additional incremental forward loss charges. See also Note 20, Commitments, Contingencies and Guarantees.

Recoverability and Impairment Tests of Current and Noncurrent Assets

Our operations require management to make estimates, which involve a significant amount of judgment when completing recoverability and impairment tests of current and noncurrent assets. Factors that management estimates include, but are not limited to, program delivery schedules, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts, any outstanding contractual matters, the economic lives of the assets, foreign currency exchange rates, tax rates, capital spending, and customers’ financial condition. The ability for us to fully assess these factors is challenging and presents many risks and opportunities, as more fully described in Note 4, Changes in Estimates, to our condensed consolidated financial statements included in Part I of this Quarterly Report.

The uncertainties associated with the duration of the COVID-19 pandemic increase the difficulty in estimating the potential impact of these factors. Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the condensed consolidated financial statements, September 30, 2021. Subsequent to this date, it is reasonably possible that changes to the global economic situation and to public securities markets as a consequence of the COVID-19 pandemic could alter estimates as a result of the financial circumstances of the markets in which we operate, the price of our publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the our reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment.

At September 30, 2021, the net book value of long-lived assets was $2,406.9 million and the balance of intangible assets was $216.2 million. For the period ended September 30, 2021, there were no events which would require the Company to update its impairment analysis.

As of September 30, 2021, the balance of goodwill was $623.6 million. Goodwill primarily represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the acquisition of Fiber Materials Inc. ("FMI") in the first quarter of 2020 and the completion of the acquisition of the outstanding equity of Short Brothers plc (“Shorts”) and Bombardier Aerospace North Africa SAS ("BANA"), and substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Businesses”), along with the assumption of certain liabilities of Shorts and BANA (the “Bombardier Acquisition”) in the fourth quarter of 2020 and the acquisition of the assets of Applied Aerodynamics, Inc. ("Applied") during the three months ended July 1, 2021. We assess goodwill for impairment annually as of the first day of the fourth quarter, or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended September 30, 2021, there were no events or circumstances which would require us to update our goodwill impairment analysis. As discussed above, due to the inherent uncertainties of the current operating environment, we will continue to evaluate our reporting units for events or circumstances that indicate that their fair values may be lower than their carrying values.

Change to Organizational Structure

On September 30, 2021, we announced a new organizational structure to focus on growth in the key markets that we serve. Under the new segment reporting structure, we will have three primary business divisions: Commercial, Defense & Space, and Aftermarket. The new organizational structure and leadership changes to support the new structure became effective October 1, 2021. We intend to report our financial performance based on the three reporting segments beginning with the 2021 fiscal year-end results.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Nine Months Ended
	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
	($ in millions)		($ in millions)
Revenue	$980.0	$806.3	$2,882.9	$2,528.2
Cost of sales	1,036.2	903.4	3,009.4	2,941.0
Gross loss	(56.2)	(97.1)	(126.5)	(412.8)
Selling, general and administrative	86.8	52.8	211.3	179.2
Restructuring costs	0.8	19.5	8.1	68.4
Research and development	12.8	7.5	34.3	28.1
Loss on disposal of assets	—	—	—	22.9
Operating loss	(156.6)	(176.9)	(380.2)	(711.4)
Interest expense and financing fee amortization	(58.8)	(53.0)	(177.7)	(133.8)
Other income (expense), net	94.8	(10.0)	138.7	(65.4)
Loss before income taxes and equity in net loss of affiliate	(120.6)	(239.9)	(419.2)	(910.6)
Income tax benefit	7.9	85.2	0.6	340.0
Loss before equity in net loss of affiliate	(112.7)	(154.7)	(418.6)	(570.6)
Equity in net loss of affiliate	(0.9)	(0.8)	(1.9)	(3.8)
Net loss	$(113.6)	$(155.5)	$(420.5)	$(574.4)

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Nine Months Ended
Model	September 30, 2021	October 1, 2020	September 30, 2021		October 1, 2020
B737	47	15	111		52
B747	1	1	4		4
B767	8	9	27		20
B777	7	14	18		30
B787	5	30	31		92
Total Boeing	68	69	191		198
A220	12	9	39		32
A320 Family	105	108	331		365
A330	6	4	15		17
A350	9	12	32		51
Total Airbus	132	133	417		465
Total Business and Regional Jets (1)	50	4	139	(2)	26
Total	250	206	747		689

(1) Total business/regional jet deliveries include deliveries related to the Bombardier Acquisition beginning in the fourth quarter of 2020.

(2) Incorporates changes resulting from alignment of shipset reporting from acquired sites. Q1 and Q2 2021 QTD deliveries are 43 and 46, respectively.

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

Net revenues by prime customer are as follows:

	Three Months Ended		Nine Months Ended
Prime Customer	September 30, 2021	October 1, 2020	September 30, 2021	October 1, 2020
	($ in millions)		($ in millions)
Boeing	$566.1	$493.8	$1,595.8	$1,539.9
Airbus	211.6	160.1	687.8	575.3
Other	202.3	152.4	599.3	413.0
Total net revenues	$980.0	$806.3	$2,882.9	$2,528.2

Changes in Estimates

During the third quarter of 2021, we recognized unfavorable changes in estimates of $73.2 million, which included net forward loss charges of $70.4 million, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2021 of $2.8 million. The forward losses in the third quarter relate primarily to the B787 program, driven by our assessment of the latest B787 program demand received from Boeing through September 2021, including the impact of reduced production volumes and the corresponding amount of fixed overhead absorption applied to lower deliveries. The loss in the current period also includes an additional loss on the A350 program related to changes in the production schedule, and a loss on the Bell V-280 OTA program, the contract for which was recently awarded to us. The unfavorable cumulative catch-up adjustment was driven by the impact of production schedule changes on the estimate of production costs for the B737 program, and also includes increased costs estimated on non-recurring programs.

During the same period in the prior year, we recognized total unfavorable changes in estimates of $123.8 million, which included net forward loss charges of $128.4 million, and favorable cumulative catch-up adjustments related to periods prior to the third quarter of 2020 of $4.6 million.

Three Months Ended September 30, 2021 as Compared to Three Months Ended October 1, 2020

Revenue.  Net revenue for the three months ended September 30, 2021 was $980.0 million, an increase of $173.7 million, or 21.5%, compared to net revenue of $806.3 million for the same period in the prior year. The increase in revenue was driven by higher production on the B737 program and incremental revenue relative to the prior period from A220 wing and Bombardier programs that were acquired in the Bombardier Acquisition subsequent to the prior year period. These revenue increases were partially offset by the impact of lower production during the period that is reflective of differences in demand from our customers between the two periods, primarily on the B787 and B777 programs. Approximately 79% and 81% of Spirit’s net revenues for the third quarter of 2021 and 2020, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing decreased to 68 shipsets during the third quarter of 2021, compared to 69 shipsets delivered in the same period of the prior year, primarily driven by decreased deliveries on the B787 and B777 programs, partially offset by increased deliveries on the B737 program. Total deliveries to Airbus remained approximately flat at 132 shipsets during the third quarter of 2021, compared to 133 shipsets delivered in the same period of the prior year, primarily driven by decreases on the A320 and A350 programs, partially offset by increased A220 and A330 deliveries as compared to the prior period. Deliveries for programs recently acquired in the Bombardier Acquisition (other than the A220) are reflected in the business/regional jet components that increased to 50 shipsets during the third quarter of 2021, compared to 4 shipsets delivered in the same period of the prior year. In total, deliveries increased to 250 shipsets during the third quarter of 2021, compared to 206 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit.  Gross Loss was ($56.2) million for the three months ended September 30, 2021, compared to Gross Loss of ($97.1) million for the same period in the prior year. The decreased loss was primarily driven by forward losses in the prior period on the B787 and A350 programs that were greater than the forward losses on these programs for the current quarter, and greater profit in the current quarter driven by higher B737 program production rates. These increases in profit were partially offset by $11.0 million of warranty expense recorded in the current period, versus $0.2 million in the same period of the prior year, as well as the profit impact of the lower B777 revenue mentioned above and lower profit on non-recurring work in the current quarter. In the third quarter of 2021, we recognized $57.1 million of excess capacity production costs driven by production schedule changes on B737 MAX, A220 and A320 programs and $2.6 million of net workforce adjustments as a result of COVID-19, compared to prior year excess capacity cost of $72.6 million and abnormal costs related to workforce adjustments, net of the U.S. employee retention credit and U.K. government subsidies, of ($10.9) million. In the third quarter of 2021, we recognized $2.8 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2021, and $70.4 million of net forward loss charges. The forward losses in the third quarter of 2021 relate primarily to the B787 program, driven by our assessment of the latest B787 program demand received from Boeing in September 2021, including the impact of reduced production volumes and the corresponding amount of fixed overhead absorption applied to lower deliveries, and a loss on the A350 program related to changes in the production schedule. In the third quarter of 2020, we recorded $4.6 million of favorable cumulative catch-up adjustments related to periods prior to the third quarter of 2020, and $128.4 million of net forward loss charges related to the B787, B747, B767, A350, and BR725 programs.

SG&A and Research and Development.  SG&A expense was $34.0 million higher for the three months ended September 30, 2021, compared to the same period in the prior year, and research and development expense was $5.3 million higher for the three months ended September 30, 2021, compared to the same period in the prior year. The variances are indicative of a charge to SG&A in the current period related to the ruling in favor of the Company’s former Chief Executive Officer (see Note 20, Commitments, Contingencies and Guarantees) and incremental expenses from our recently acquired Belfast site, which was acquired subsequent to the prior year period.

Restructuring Costs. Restructuring costs for cost-alignment and headcount reductions as a result of B737 MAX grounding and COVID-19 decreased $18.7 million for the three months ended September 30, 2021, compared to the same period in the prior year. The variance reflects the higher cost-alignment and headcount reduction activity seen in the prior year period. The total restructuring costs of $0.8 million for the three months ended September 30, 2021 largely includes cost related to McAlester site closure. For the three months ended October 1, 2020, total restructuring costs of $19.5 million was comprised of $11.1 million related to involuntary workforce reductions and $8.4 million related to a VRP.

Operating (Loss) Income.  Operating loss for the three months ended September 30, 2021 was ($156.6) million, an improvement of $20.3 million, compared to operating loss of ($176.9) million for the same period in the prior year. The improvement reflects the decreased gross loss on sales and changes to restructuring costs, SG&A costs, and research and development costs mentioned above.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended September 30, 2021 increased $5.8 million compared to the same period in the prior year. The three months ended September 30, 2021 includes $47.6 million of interest and fees paid or accrued in connection with long-term debt and $2.2 million in amortization of deferred financing costs and original issue discount, compared to $41.0 million of interest and fees paid or accrued in connection with long-term debt and $4.4 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. The remaining variance from the comparable prior period is driven by interest expense recognized on the repayable investment agreement with the Department for Business, Energy and Industrial Strategy of the Government of the United Kingdom ("BEIS"). See also Note 15, Debt and Note 24, Acquisitions.

Other (Expense) Income, net. Other income, net for the three months ended September 30, 2021 was $94.8 million, compared to a net expense of $10.0 million for the same period in the prior year. The increase in other income primarily reflects an increase in net pension income for the three months ended September 30, 2021 compared to the same period of the prior year, primarily driven by the impact of a current period curtailment gain recognized related to the closure of the Shorts Pension to future benefit accrual for current and former employees at the Belfast location. Additionally, differences in foreign currency activity and rate fluctuation between the current and prior periods led to increased foreign currency gains in the current period.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing asset and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of September 30, 2021. The net valuation allowance was increased by $38.1 million in the U.S. and by $10.1 million in the U.K. for the three months ended September 30, 2021.

The income tax expense for the three months ended September 30, 2021 includes ($6.4) million for federal taxes, ($0.9) million for state taxes and ($0.6) million for foreign taxes. The income tax provision for the three months ended October 1, 2020 includes ($78.3) million for federal taxes, ($5.3) million for state taxes and ($1.6) million for foreign taxes. The effective tax rate for the three months ended September 30, 2021 is 6.6% as compared to 35.5% for the same period in 2020. As we are reporting a pre-tax loss for the three months ended September 30, 2021, increases to tax expense result in a decrease to our effective tax rate and decreases to tax expense result in an increase to our effective tax rate.

The decrease from the U.S. statutory tax rate (resulting in incremental tax expense) is attributable primarily to the impact of the valuation allowance recognized on U.S. and U.K. deferred tax assets.

Spirit filed its tentative federal income tax return for the year ended December 31, 2020 and the respective net operating loss carryback claim on March 15, 2021. This filing included a federal income tax refund claim of approximately $300 million, which was classified as an Other current asset. In September 2021, $227.9 million of this income tax refund was received.

Segments. The following table shows segment revenues and operating income for the three months ended September 30, 2021 and October 1, 2020:

	Three Months Ended
	September 30, 2021	October 1, 2020
	($ in millions)
Segment Revenues
Fuselage Systems	$481.2	$421.1
Propulsion Systems	247.8	170.8
Wing Systems	243.0	168.3
All Other	8.0	46.1
	$980.0	$806.3
Segment Operating (Loss) Income
Fuselage Systems	$(53.9)	$(96.7)
Propulsion Systems	21.9	(15.6)
Wing Systems	(15.8)	(23.2)
All Other	2.4	19.1
	(45.4)	(116.4)
SG&A	(86.8)	(52.8)
Research and development	(12.8)	(7.5)
Unallocated cost of sales (1)	(11.6)	(0.2)
Total operating loss	$(156.6)	$(176.9)

(1) Includes $11.0 million and $0.2 million warranty expense for the three months ended September 30, 2021 and October 1, 2020, respectively.

Fuselage Systems Segment, Propulsion Systems Segment, Wing System Segment, and All Other represented approximately 49%, 25%, 25% and 1%, respectively, of our net revenues for the three months ended September 30, 2021 and approximately 52%, 21%, 21% and 6%, respectively, of our net revenues for the three months ended October 1, 2020.

Fuselage Systems.  Fuselage Systems Segment net revenues for the three months ended September 30, 2021 were $481.2 million, an increase of $60.1 million, or 14%, compared to the same period in the prior year. The increase in revenues was primarily due to an increase from the prior period in B737 MAX program revenue, driven by increased production volume compared to the prior year period, and revenue from our recently acquired Bombardier programs within the segment. Increased aftermarket sales compared to the same period in the prior year also contributed to the increase in revenues, which was partially offset by lower production revenue on B787, B777, and lower non-recurring revenue, primarily on the A350 program.

 Fuselage Systems Segment operating margins were (11%) for the three months ended September 30, 2021, compared to (23%) for the same period in the prior year. The increase in margin, compared to the same period in the prior year, was driven by forward losses in the current quarter on the B787 and A350 programs that were lower than the forward losses on these programs for same period of the prior year, and a prior year forward loss on the B767 program. The increases in margin driven by lower losses in the current period was partially offset by less non-recurring profit in the segment and lower profitability adjustments in the quarter on Fuselage segment programs, including on the B737 program. In the third quarter of 2021, the segment recorded unfavorable cumulative catch-up adjustments of $1.6 million and net forward loss charges of $49.9 million. In comparison, during the third quarter of 2020, the segment recorded favorable cumulative catch-up adjustments of $8.8 million and net forward loss charges of $92.0 million. For the three months ended September 30, 2021, the Fuselage Systems Segment includes $0.2 million of restructuring costs, $36.2 million of excess capacity production costs related to B737 MAX and A220 production schedule changes, and $1.4 million of net workforce adjustments as a result of COVID-19, compared with excess capacity costs of $42.0 million, net workforce reductions of ($7.4) million, and restructuring costs of $6.6 million for the same period in the prior year.

Propulsion Systems. Propulsion Systems Segment net revenues for the three months ended September 30, 2021 were $247.8 million, an increase of $77 million, or 45%, compared to the same period in the prior year. The increase was primarily due to increased production on the B737 MAX program, and also includes increased aftermarket sales and business jet program sales compared with the prior period, driven by the Bombardier Acquisition which occurred subsequent to the prior year period. These increases were partially offset by lower production volumes on B777 and B787 programs.

Propulsion Systems Segment operating margins were 9% for the three months ended September 30, 2021, compared to (9%) for the same period in the prior year, driven largely by increased profit and margins on the increased volume of B737 program sales, lower excess capacity production costs, and a decrease in the amount of forward loss on the B787 and BR725 programs as compared to the same period in the prior year. For the three months ended September 30, 2021 the Propulsion Systems Segment includes $0.0 million of restructuring costs, $10.8 million of excess capacity production costs related to B737 MAX and A220 production schedule changes, and $0.3 million of net workforce adjustments as a result of COVID-19, compared with excess capacity costs of $17.5 million, workforce reductions of ($2.9) million, and restructuring costs of $3.8 million for the same period in the prior year. The segment recorded favorable cumulative catch-up adjustments of $1.6 million and net forward loss charges of $5.9 million for the three months ended September 30, 2021. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $4.6 million and net forward loss charges of $14.9 million.

Wing Systems.   Wing Systems Segment net revenues for the three months ended September 30, 2021 were $243.0 million, an increase of $74.7 million, or 44%, compared to the same period in the prior year. The increase was primarily due to greater B737 MAX program revenues driven by increased production volume compared to the prior year period, and incremental revenue from the A220 wing program, which was acquired subsequent to the prior period. The increase was partially offset by lower production revenue on the B787 and B777 programs within the segment. Wing Systems Segment operating margins were (7%) for the three months ended September 30, 2021, compared to (14%) for the same period in the prior year. The increase in margin was primarily driven by a decrease in the amount of forward loss on the B787 and A350 programs, increased profit on the B737 program, and lower restructuring costs, each as compared to the same period in the prior year. For the three months ended September 30, 2021 the Wing Systems Segment includes $0.6 million of restructuring costs, $10.1 million of excess capacity production costs related to B737 MAX, A220 and A320 production schedule changes, and $0.9 million of net workforce adjustments as a result of COVID-19, compared with excess capacity costs of $13.1 million, workforce reductions of ($0.6) million, and restructuring costs of $9.1 million for the same period in the prior year. In the third quarter of 2021, the segment recorded unfavorable cumulative catch-up adjustments of $2.9 million and net forward loss charges of $14.6 million. In comparison, during the same period of the prior year, the segment recorded favorable cumulative catch-up adjustments of $0.4 million and $21.5 million of net forward loss charges.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services and natural gas revenues from the Kansas Industrial Energy Supply Company ("KIESC"). In the three months ended September 30, 2021, all Other segment net revenues were $8.0 million, a decrease of $38.1 million compared to the same period in the prior year, primarily due to non-recurring revenue recognized in the prior year.

Nine Months Ended September 30, 2021 as Compared to Nine Months Ended October 1, 2020

Revenue.  Net revenue for the nine months ended September 30, 2021 was $2,882.9 million, an increase of $354.7 million, or 14.0%, compared to net revenue of $2,528.2 million for the same period in the prior year. The increase in revenue was driven by higher production on the B737 program and incremental revenue relative to the prior period from A220 wing, Bombardier, and other business jet programs that were acquired in the Bombardier Acquisition subsequent to the prior year period. The increase also includes greater revenue on the B767 program and aftermarket revenue that was higher than the prior period. These revenue increases were partially offset by the impact of lower production during the period on the B787, B777 and A350 programs that reflects differences in demand from our customers between the two periods. Approximately 79% and 84% of Spirit’s net revenues for the nine months ended September 30, 2021 and October 1, 2020, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing decreased to 191 shipsets during the nine months ended September 30, 2021, compared to 198 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the B787 and B777 programs, partially offset by increased deliveries on the B737 MAX program. Total deliveries to Airbus decreased to 417 shipsets during the nine months ended September 30, 2021, compared to 465 shipsets delivered in the same period of the prior year, primarily driven by decreased deliveries on the A320 and A350 programs. Deliveries for programs recently acquired in the Bombardier Acquisition (other than the A220) are reflected in the business/regional jet components that increased to 139 shipsets during the nine months ended September 30, 2021, compared to 26 shipsets delivered in the same period of the prior year. In total, deliveries increased to 747 shipsets during the nine months ended September 30, 2021, compared to 689 shipsets delivered in the same period of the prior year.
Gross (Loss) Profit.  Gross Loss was ($126.5) million for the nine months ended September 30, 2021, compared to Gross Loss of ($412.8) million for the same period in the prior year. The reduced loss primarily reflects greater profit driven by higher B737 program production rates, and forward losses on the B787 and A350 programs that were lower than the forward losses on these programs for same period of the prior year. The reduced loss relative to prior year also includes lower excess capacity and abnormal production costs. In the nine months ended September 30, 2021, we recognized $172.2 million of excess capacity production costs driven by production schedule changes on B737 MAX, A220 and A320 programs, and $7.1 million of net workforce adjustments as a result of COVID-19, compared to prior year excess capacity cost of $228.8 million and abnormal costs related to workforce adjustments of $33.8 million. In the nine months ended September 30, 2021, we recognized $2.5 million of unfavorable cumulative catch-up adjustments related to periods prior to the nine months ended September 30, 2021, and $195.0 million of net forward loss charges related to the B787, B747, B767, A350, and Bell V-280 OTA programs. In the nine months ended October 1, 2020, we recorded $30.6 million of unfavorable cumulative catch-up adjustments related to periods prior to the nine months ended October 1, 2020, and $342.2 million of net forward loss charges related to the B787, B747, A350, and BR725 programs. Warranty expense for the nine months ended September 30, 2021 and the nine months ended October 1, 2020 was $10.3 million and $2.7 million, respectively.

SG&A and Research and Development.  SG&A expense was $32.1 million higher for the nine months ended September 30, 2021, compared to the same period in the prior year. The variance was primarily driven by a charge to SG&A in the current period related to the ruling in favor of the Company’s former Chief Executive Officer (see Note 20, Commitments, Contingencies and Guarantees). The remaining variance includes incremental support labor and other costs from the Belfast site, which was acquired subsequently to the prior period, partially offset by lower acquisition related expenses in the current period. Research and development expense was $6.2 million higher for the nine months ended September 30, 2021, compared to the same period in the prior year.

Restructuring Costs. Restructuring costs for cost-alignment and headcount reductions as a result of B737 MAX grounding and COVID-19 impacts decreased $60.3 million for the nine months ended September 30, 2021, compared to the same period in the prior year. The variance reflects the relatively higher cost-alignment and headcount reduction activity seen in the prior year period. The total restructuring costs of $8.1 million for the nine months ended September 30, 2021 largely includes cost related to McAlester and San Antonio site closures. For the nine months ended October 1, 2020, total restructuring costs of $68.4 million were comprised of $47.5 million related to involuntary workforce reductions and $20.9 million related to a VRP.

Operating (Loss) Income. Operating loss for the nine months ended September 30, 2021 was ($380.2) million, an improvement of $331.2 million, compared to operating loss of ($711.4) million for the same period in the prior year. The improvement reflects the decreased gross loss on sales and reductions to restructuring costs mentioned above. Additionally, during the nine months ended October 1, 2020, Spirit recognized loss on disposal charges of ($22.9) million related to certain long lived assets on the B787 and A350 programs.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the nine months ended September 30, 2021 increased $43.9 million compared to the same period in the prior year. The nine months ended September 30, 2021 includes $143.9 million of interest and fees paid or accrued in connection with long-term debt and $6.8 million in amortization of deferred financing costs and original issue discount, compared to $108.8 million of interest and fees paid or accrued in connection with long-term debt and $9.8 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. The remaining variance from the comparable prior period is driven by interest expense recognized on the repayable investment agreement with BEIS. See also Note 15, Debt and Note 24, Acquisitions.

Other (Expense) Income, net. Other income, net for the nine months ended September 30, 2021 was $138.7 million, compared to a net expense of $65.4 million for the same period in the prior year. The increase in other income primarily reflects a net pension loss recognized in the prior year period related to a voluntary retirement program, whereas the current year period includes net pension income, including a current period curtailment gain recognized related to the closure of the Shorts Pension to future benefit accrual for current and former employees at the Belfast location.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing asset and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of September 30, 2021. The net valuation allowance was increased by $122.5 million in the U.S. and by $70.7 million in the U.K. for the nine months ended September 30, 2021.

The income tax expense for the nine months ended September 30, 2021 includes ($18.7) million for federal taxes, $17.9 million for state taxes and $0.2 million for foreign taxes. The income tax provision for the nine months ended October 1, 2020 includes ($282.7) million for federal taxes, ($55.9) million for state taxes and ($1.4) million for foreign taxes. The effective tax rate for the nine months ended September 30, 2021 is 0.15% as compared to 37.3% for the same period in 2020. As we are reporting a pre-tax loss for the nine months ended September 30, 2021, increases to tax expense result in a decrease to our effective tax rate and decreases to tax expense result in an increase to our effective tax rate.

The decrease from the U.S. statutory tax rate (resulting in incremental tax expense) is attributable primarily to the impact of the valuation allowance recognized on U.S. and U.K. deferred tax assets.

Spirit filed its tentative federal income tax return for the year ended December 31, 2020 and the respective net operating loss carryback claim on March 15, 2021. This filing includes a federal income tax refund claim of approximately $300 million. In September 2021, $227.9 million of this income tax refund was received. The remainder is classified as an Other current asset on our Condensed Consolidated Balance Sheets.

Segments.  The following table shows segment revenues and operating income for the nine months ended September 30, 2021 and October 1, 2020:

	Nine Months Ended
	September 30, 2021	October 1, 2020
	($ in millions)
Segment Revenues
Fuselage Systems	$1,410.5	$1,299.7
Propulsion Systems	716.2	565.6
Wing Systems	725.9	582.2
All Other	30.3	80.7
	$2,882.9	$2,528.2
Segment Operating (Loss) Income
Fuselage Systems	$(145.5)	$(434.6)
Propulsion Systems	66.8	(38.2)
Wing Systems	(50.9)	(52.1)
All Other	5.1	28.9
	(124.5)	(496.0)
SG&A	(211.3)	(179.2)
Research and development	(34.3)	(28.1)
Unallocated cost of sales (1)	(10.1)	(8.1)
Total operating loss	$(380.2)	$(711.4)

(1) Includes $10.3 million and $2.7 million warranty expense for the nine months ended September 30, 2021 and October 1, 2020, respectively.

Fuselage Systems Segment, Propulsion Systems Segment, Wing System Segment, and All Other represented approximately 49%, 25%, 25% and 1%, respectively, of our net revenues for the nine months ended September 30, 2021 and approximately 52%, 22%, 23% and 3%, respectively, of our net revenues for the nine months ended October 1, 2020.

Fuselage Systems. Fuselage Systems Segment net revenues for the nine months ended September 30, 2021 were $1,410.5 million, an increase of $110.8 million, or 9%, compared to the same period in the prior year. The increase in revenues was primarily due to an increase from the prior period in B737 MAX program revenue, driven by increased production volume compared to the prior year period, and revenue from our recently acquired Bombardier programs within the segment. These increases to prior period revenue were partially offset by lower production revenue on B787, A350, and B777 programs in the current year period. Fuselage Systems Segment operating margins were (10%) for the nine months ended September 30, 2021, compared to (33%) for the same period in the prior year. The increase in margin, compared to the same period in the prior year, was driven by forward losses in the current period on the B787 and A350 programs that were lower than the forward losses on these programs for same period of the prior year, and greater profit driven by higher B737 program production rates, including lower excess capacity and abnormal production costs than the same period of the prior year. For the nine months ended September 30, 2021, the Fuselage Systems Segment includes $2.9 million of restructuring costs, $106.4 million of excess capacity production costs related to B737 MAX and A220 production schedule changes, and $3.5 million of net workforce adjustments as a result of COVID-19, compared with excess capacity costs of $143.8 million, workforce reductions of $19.1 million, restructuring costs of $39.1 million, and $22.5 million from loss on disposition of assets for the same period in the prior year. For the nine months ended September 30, 2021, the segment recorded favorable cumulative catch-up adjustments of $4.9 million and net forward loss charges of $140.7 million. In comparison, for the nine months ended October 1, 2020, the segment recorded unfavorable cumulative catch-up adjustments of $18.9 million and net forward loss charges of $260.3 million.

Propulsion Systems.  Propulsion Systems Segment net revenues for the nine months ended September 30, 2021 were $716.2 million, an increase of $150.6 million, or 27%, compared to the same period in the prior year. The increase reflects increased production volume on the B737 MAX program, greater aftermarket sales, and incremental revenue from our recently acquired Bombardier programs, partially offset by the impact of lower production volumes on B777 and B787 programs. Propulsion Systems Segment operating margins were 9% for the nine months ended September 30, 2021, compared to (7%) for the same period in the prior year. The increase in operating income for the segment is driven by increased profit on B737 MAX program. The variance also includes lower forward losses on the B787 and BR725 programs and lower restructuring costs and excess capacity production costs, as compared to the same period in the prior year. For the nine months ended September 30, 2021, the Propulsion Systems Segment includes ($0.2) million of restructuring costs, $25.1 million of excess capacity production costs related to B737 MAX and A220 production schedule changes, and $0.7 million of net workforce adjustments as a result of COVID-19, compared with excess capacity costs of $50.8 million, workforce reductions of $7.3 million, and restructuring costs of $14.2 million for the same period in the prior year. The segment recorded unfavorable cumulative catch-up adjustments of $2.0 million and net forward loss charges of $19.2 million for the nine months ended September 30, 2021. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $8.6 million and net forward loss charges of $34.2 million.

Wing Systems. Wing Systems Segment net revenues for the nine months ended September 30, 2021 were $725.9 million, an increase of $143.7 million, or 25%, compared to the same period in the prior year. The increase was primarily due to incremental revenue from our recently acquired A220 wing program and increased production on the B737 MAX program within the segment, partially offset by lower production revenue recognized on the B787 and A350 programs as compared to the same period in the prior year. Wing Systems Segment operating margins were (7%) for the nine months ended September 30, 2021, compared to (9%) for the same period in the prior year. The relatively flat operating margin from prior year includes the impact of a decrease in the amount of forward loss on the B787 program and an increase in the profit and margin on the B737 MAX program from the same period in the prior year, partially offset by an increase in the amount of forward loss within the segment on the A350 program, lower margins on aftermarket sales, and greater excess capacity production costs for the current period. For the nine months ended September 30, 2021, the Wing Systems Segment includes $5.4 million of restructuring costs, $40.7 million of excess capacity production costs related to B737 MAX, A220 and A320 production schedule changes, and $2.9 million of net workforce adjustments as a result of COVID-19, compared with excess capacity costs of $34.2 million, workforce reductions of $7.4 million net of U.K. government subsidies, restructuring costs of $15.1 million, and $0.4 million from loss on the disposition of assets for the same period in the prior year. For the nine months ended September 30, 2021, the segment recorded unfavorable cumulative catch-up adjustments of $5.6 million and net forward loss charges of $35.1 million. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $3.1 million and $47.7 million of net forward loss charges.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services and natural gas revenues from KIESC. In the nine months ended September 30, 2021, all Other segment net revenues were $30.3 million, a decrease of $50.4 million compared to the same period in the prior year, primarily due to non-recurring revenue recognized in the prior year period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows from continuing operations. Our operating cash flows from continuing operations have been adversely affected by the B737 MAX grounding and the COVID-19 pandemic (and resulting production rate changes associated with both events), and we expect that adverse impact to continue for the remainder of 2021 and beyond. For purposes of assessing our liquidity needs, we have assumed that Boeing would not further reduce the B737 MAX production rate and that other customers generally would not further reduce their production rates. Much uncertainty remains about the time it will take for aviation demand to recover, and we continue to assess immediate and near-term liquidity needs. We cannot predict when the effects of the COVID-19 pandemic will end nor can we predict future B737 MAX production rates.

As of September 30, 2021, our debt balance was $3,594.5 million. As of September 30, 2021, we had $1,430.6 million of cash and cash equivalents on the balance sheet, which reflects a decrease of $442.7 million from the cash and cash equivalents balance of $1,873.3 million as of December 31, 2020.

Based on current operating trends, we believe our cash on hand and cash flows generated from operations, together with other potential sources of liquidity and our ability to vary our cost structure quickly, will provide sufficient liquidity for the next twelve months and for the foreseeable future beyond the next twelve months. Nevertheless, we could experience significant fluctuations in our cash flows from period to period, particularly during the current aviation industry crisis. We use our cash for many activities, including operations, M&A integration activities, capital expenditures, debt service, and working capital. While we may be able to modify, defer or eliminate some of these uses to manage our cash consumption, other uses are relatively fixed and are difficult to modify in the short-term. As of September 30, 2021, we were in compliance with all applicable covenants in the agreements governing our indebtedness.

Spirit filed its preliminary federal income tax return for the year ended December 31, 2020 and the respective net operating loss carryback claim on March 15, 2021. The filing included a federal income tax refund claim of approximately $300 million, of which $227.9 million was received in the three months ended September 30, 2021. The remainder is classified as an Other current asset on our Condensed Consolidated Balance Sheets. As of September 30, 2021, the Other current assets line item on our Condensed Consolidated Balance Sheets includes $88.0 million income tax receivable related to a tax refund, of which $70.5 million is anticipated to be received in year 2021. The value of the income tax receivable was $315.3 million as of December 31, 2020.

We have agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third-party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with us, and they continue to allow us to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s, Airbus’s, and Rolls-Royce's financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing, Airbus, or Rolls-Royce due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues, which could have an adverse impact upon our operating results, financial condition and cash flows. For the nine months ended September 30, 2021, $1,487.7 million of accounts receivable were sold via these arrangements.

During the quarter ended September 30, 2021, the Department of Transportation approved our grant claim of $75.5 million filed under the Aviation Manufacturing Jobs Protection Program, a component of the American Rescue Plan Act of 2021. As of September 30, 2021, we have received $37.8 million of the total amount requested with the remainder to be received through the term of the agreement, which expires in March of 2022.

Cash Flows

The following table provides a summary of our cash flows for the nine months ended September 30, 2021 and October 1, 2020:

	For the Nine Months Ended
	September 30, 2021	October 1, 2020
	($ in millions)
Net cash provided by (used in) operating activities	$13.3	$(612.8)
Net cash used in investing activities	(106.4)	(183.4)
Net cash used in financing activities	(345.8)	(105.6)
Effect of exchange rate change on cash and cash equivalents	(3.8)	(3.3)
Net decrease in cash, cash equivalents and restricted cash for the period	(442.7)	(905.1)
Cash, cash equivalents, and restricted cash beginning of period	1,893.1	2,367.2
Cash, cash equivalents, and restricted cash, end of period	$1,450.4	$1,462.1

 Nine Months Ended September 30, 2021 as Compared to Nine Months Ended October 1, 2020

Operating Activities. For the nine months ended September 30, 2021, we had a net cash inflow of $13.3 million from operating activities, an increase in net inflow of $626.1 million compared to a net cash outflow of $612.8 million for the same period in the prior year. The increase in net cash inflow primarily represents improved cash flows from operating income and working capital driven by increased production in the current period, coupled with the negative impact of the timing of the prior year B737 MAX production suspension on working capital cash flows, and the income tax refund received in the current period.

Investing Activities. For the nine months ended September 30, 2021, we had a net cash outflow of $106.4 million for investing activities, a decrease in outflow of $77.0 million compared to a net cash outflow of $183.4 million for the same period in the prior year. The decrease primarily relates to lower cash outflows for acquisitions in the current period, as compared to the same period from the prior year.

Financing Activities. For the nine months ended September 30, 2021, we had a net cash outflow of $345.8 million for financing activities, an increase in outflow of $240.2 million, compared to a net cash outflow of $105.6 million for the same period in the prior year. The increased cash outflow was primarily driven by redemption of the $300 million aggregate principal amount of Senior Floating Rate Notes due 2021 within the current period, and $1,200 million proceeds from the issuance of $1,200.0 million aggregate principal amount of 7.500% Senior Secured Second Lien Notes due 2025 in the prior year period, which was offset by an $800 million payment on the then current revolving credit facility, $439.7 million payments on term loans, and debt issuance costs of $27.6 million in the prior year period. During the nine months ended September 30, 2021, we paid a dividend of $3.2 million to our stockholders of record, compared to a dividend of $14.4 million paid in the same period in the prior year. There were no repurchases of Common Stock under our share repurchase program during either the nine months ended September 30, 2021 or October 1, 2020.

Pension and Other Post-Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at September 30, 2021, and we anticipate non-cash pension income for 2021 to remain at or near the same level as 2020. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16, Pension and Other Post-Retirement Benefits, for more information on our pension plans.

As of July 15, 2021, we concluded consultation and communication with employee and Trade Union representatives on the closure of the largest of the defined benefit plans acquired as part of the Bombardier Acquisition, the Shorts Pension. The outcome is that the Shorts Pension was amended and will close to the future accrual of benefits for all employees who are members of the plan, effective December 10, 2021. From December 11, 2021, affected employees will build up future retirement savings in a new defined contribution scheme. For the three and nine months ended September 30, 2021, the impact of the closure of the Shorts Pension resulted in a curtailment gain of $61.0 million.

We expect to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $10.2 million for the U.S. Supplemental Executive Retirement Plan (“SERP”) and U.S. post-retirement medical plans in 2021. Our projected contributions to the U.K. pension plan for 2021 are $1.9 million. Shorts expects to contribute a combined total of $182.6 million for the Shorts Pension Scheme, the Shorts Executive Benefits Scheme, and the Shorts Postretirement Medical Plan in 2021. The amount contributed can vary based on exchange rate fluctuations. The Shorts Pension is in a deficit position and there is a risk that additional contributions will be required to fund the deficit from the trustees or the U.K. Pension Regulator as described under Part II, Item 1A. "Risk Factors" of our 2020 Form 10-K.

Derivatives Accounted for as Hedges

Cash Flow Hedges - Interest Rate Swaps

As of December 31, 2020, we had one interest rate swap agreement, designated as cash flow hedge, with a notional value of $150 million. On February 24, 2021, the swap agreement was terminated. As of September 30, 2021, we had no swaps outstanding.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") and recorded in earnings in the period in which the hedged transaction occurs. No gain or loss was recognized in AOCI for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, a loss of $0.4 million was reclassified from AOCI to earnings, and included in the interest expense line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2021 a loss of $0.7 million was reclassified from AOCI to earnings resulting from the termination of the swap agreement, and included in the other income line item on the Condensed Consolidated Statements of Operations, and in operating activities on the Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges – Foreign Currency Hedge

On February 3, 2021, we entered into a foreign currency forward contract, designated as a cash flow hedge, to purchase £100.0 million for $137.1 million on October 28, 2021, for purposes of hedging exposure to foreign currency risk on a contribution of £100.0 million to be made to the Shorts Pension on the first anniversary of the Bombardier Acquisition closing. In the three months ended September 30, 2021, we entered into a series of foreign currency forward contracts, each designated as a cash flow hedge, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in British Pound Sterling. These foreign currency forward contracts hedge forecasted transactions through June 2022.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The loss recognized in AOCI was $6.2 million and $5.5 million for the three and nine months ended September 30, 2021, respectively. Within the next 12 months, we expect to recognize a loss of $5.6 million in earnings related to the foreign currency forward contracts. As of September 30, 2021, the maximum term of the hedged forecasted transaction was 9 months.

See Note 14, Derivative and Hedging Activities, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Debt and Other Financing Arrangements

As of September 30, 2021, the outstanding balance of the senior secured term loan credit agreement (the "Credit Agreement") was $397.0 million and the carrying value was $388.5 million.

As of September 30, 2021, the outstanding balance of the 3.950% Senior Notes due 2023 (the “2023 Notes”) and 4.600% Senior Notes due 2028 (the "2028 Notes") was $300.0 million and $700.0 million, respectively, and the carrying value was $299.2 million and $695.1 million, respectively. On February 24, 2021, Spirit redeemed in full the outstanding $300.0 million principal amount of the Floating Rate Notes.

As of September 30, 2021, the outstanding balance of its 7.500% Senior Secured Second Lien Notes due 2025 (“Second Lien 2025 Notes”), 5.500% Senior Secured First Lien Notes due 2025 (“First Lien 2025 Notes”), and 3.850% Senior Notes due June 15, 2026 (“2026 Notes”) was $1,200.0 million, $500.0 million, and $300.0 million, respectively, and the carrying value was $1,186.6 million, $494.9 million, and $298.4 million.

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

The guarantees of Spirit Holdings and Spirit NC with respect to Spirit’s 2026 Notes are made on a joint and several basis. The guarantee of Spirit NC is not full and unconditional because Spirit NC can be automatically released and relieved of its obligations under certain circumstances, including if it no longer guarantees Spirit’s Credit Agreement. Like Spirit Holdings' guarantees, the guarantee of Spirit NC is subject to a standard limitation which provides that the maximum amount guaranteed by Spirit NC will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.

All of the existing guarantees by Spirit Holdings and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of Spirit Holdings and Spirit NC (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of September 30, 2021, indebtedness of our non-guarantor subsidiaries included $85.2 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $23.0 million of finance leases of our non-guarantor subsidiaries.

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

The following tables include summarized financial information of Spirit, Holdings, and Spirit NC (together, the “obligor group”). Investments in and equity in the earnings of Spirit Holdings' Non-Guarantor Subsidiaries, which are not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis for Spirit and Spirit Holdings, and separately for Spirit NC, with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented in separate line items, if they are material. There are no non-controlling interest in any of the obligor group entities.

Summarized Statements of Income	Nine Months Ended September 30, 2021
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$2,097.1	$—
Net Sales to Non-Guarantor Subsidiaries	5.3	21.1
Gross loss on sales to unrelated parties	(107.4)	—
Gross loss on sales to Non-Guarantor Subsidiaries	(3.7)	(1.5)
(Loss) Income from continuing operations	(451.9)	4.2
Net (loss) income	$(451.9)	$4.2

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,300.1	$1,664.5	$—	$—
Receivables due from Non-Guarantor Subsidiaries	46.8	43.8	18.7	25.0
Receivables due from unrelated parties	277.4	230.8	—	—
Contract assets	368.6	319.8	—	—
Inventory, net	765.4	828.4	137.4	156.8
Other current assets	80.0	318.7	—	—
Total current assets	$2,838.3	$3,406.0	$156.1	$181.8
Loan receivable from Non-Guarantor Subsidiaries	97.2	85.2	—	—
Property, plant and equipment, net	1,595.7	1,666.7	245.5	264.3
Pension assets, net	459.3	428.6	—	—
Other non-current assets	313.9	233.0	6.4	6.9
Total non-current assets	$2,466.1	$2,413.5	$251.9	$271.2
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$84.3	$78.8	$16.5	$11.0
Accounts payable to unrelated parties	449.4	392.3	18.3	17.7
Accrued expenses	291.6	233.7	1.7	0.4
Current portion of long-term debt	41.6	337.7	1.0	0.2
Other current liabilities	532.9	368.8	0.6	0.6
Total current liabilities	$1,399.8	$1,411.3	$38.1	$29.9
Long-term debt	3,523.0	3,522.6	5.8	0.6
Contract liabilities, long-term	279.7	370.9	—	—
Forward loss provision, long-term	245.9	299.1	—	—
Other non-current liabilities	589.0	620.2	5.8	6.3
Total non-current liabilities	$4,637.6	$4,812.8	$11.6	$6.9

Supply Chain Financing Applicable to Suppliers

We have provided our suppliers with access to a supply chain financing program through a facility with a third-party financing institution. This program was primarily entered into as a result of seeking payment term extensions with suppliers, and the program allows suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition. While our suppliers’ access to this supply chain financing program could be curtailed if our credit ratings are downgraded, we do not expect that changes in the availability of supply chain financing to our suppliers will have a significant impact on our liquidity.

The balance of payables to suppliers who elected to participate in the supply chain financing program included in our accounts payable balance as of September 30, 2021 was $58.9 million. The balance as of October 1, 2020 was $41.4 million. Payables to suppliers who elected to participate in the supply chain financing program did not significantly increase or decrease over the nine month period ended September 30, 2021. The payables to suppliers who elected to participate in the supply chain financing program decreased by $95.9 million for the nine month period ended October 1, 2020, primarily due to decreases in purchases from suppliers related to reduced production during the applicable period in relation to the immediately preceding period and not due to any changes in the availability of supply chain financing.

Advance Payments

Advances on the B737 Program. In an effort to minimize the disruption to our operations and supply chain, we entered into a memorandum of agreement with Boeing on April 12, 2019 (the "2019 MOA"), which provided for an advance payment to be made from Boeing in the amount of $123 million, which was received during the third quarter of 2019. The parties entered into another memorandum of agreement on February 6, 2020 (the "2020 MOA"), which extended the repayment date of the $123 million advance received by us under the 2019 MOA to 2022. The 2020 MOA also required Boeing to pay $225 million in the first quarter of 2020, consisting of (i) $70 million in support of inventory and production stabilization, of which $10 million will be repaid by us in 2021, and (ii) $155 million as an incremental pre-payment for costs and shipset deliveries over the next two years. On February 9, 2021, we signed a letter of agreement under which Boeing paid $38.5 million to us in the first quarter of 2021, consisting of (i) $68.5 million as additional pre-payment for the costs and shipset deliveries less (ii) the ($30) million credit owed to Boeing for rate-based pricing premium. As of September 30, 2021, the amount of advance payments received from Boeing and not yet repaid was $125.6 million.

Advances on the B787 Program.  Boeing has made advance payments to us under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of September 30, 2021, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $212.1 million.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
You should read the discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. The section may include “forward-looking statements.” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•On September 9, 2021, President Biden issued executive orders establishing new vaccination requirements applicable to federal workers and contractors, large employers and healthcare workers. Our implementation of these rules may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.
•any negative developments related to the COVID-19 pandemic, including, for example, with respect to (i) the duration, spread, severity, or any recurrence of the COVID-19 pandemic; (ii) any new variant strains of the underlying virus; (iii) the effectiveness, availability, and usage of vaccines; (iv) the duration and scope of governmental orders and restrictions related to COVID-19 on trade and transport restrictions; (v) the extent of the impact of COVID-19 on the global aerospace supply chain and the overall demand for our and our customers’ products and services; (vi) the impact of COVID-19 on our ability to retain the skilled work force necessary for production and development, including from governmental policies related thereto such as the mandatory vaccination executive order applicable to federal contractors; and (vii) the impact of COVID-19 on our access to capital;
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
• legislative or regulatory actions, both domestic and foreign, impacting our plans, strategies, financial results, and operations, including the effect of changes in tax laws and rates and our ability to accurately calculate and estimate the effect of such changes;
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
• adequacy of our insurance coverage;
• our ability to continue selling certain receivables through our supplier financing programs; and
• the risks of doing business internationally, including fluctuations in foreign currency exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws, and domestic and foreign government policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K which could materially affect our business, financial condition and/or results of operations. With the exception of the update to foreign currency risk noted below, there have been no material changes in the Company’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s 2020 Form 10-K.

As noted in Part II, Item 7A of the Company’s 2020 Form 10-K, we are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers for our operations located in Belfast, Northern Ireland. The functional currency for our operations located in Belfast, Northern Ireland is the U.S. Dollar. While sales and procurement costs from this site are largely denominated in the respective functional currency, there are also sales and procurement costs denominated in currencies outside of the respective functional currency, mostly British Pound Sterling (the "British Pound"). As a consequence, we are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in British Pound, and movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our profitability and cash flows.

In the three months ended September 30, 2021, we have put an incremental hedging program in place to further minimize the effect of the exchange rate fluctuations noted above. As described in Part II, Item 7A of the Company’s 2020 Form 10-K, a foreign currency forward contract to hedge the price risk associated with the special contribution of £100 million to the Shorts Pension was entered into in the first quarter of 2021. In addition to that previously disclosed foreign currency forward contract, in the three months ended September 30, 2021, the Company entered into a series of foreign currency forward contracts, each designated as a cash flow hedge, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in British Pound. See Note 14, Derivative and Hedging Activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 and based on that evaluation have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2020 Form 10-K is included in Note 20, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference. See also Note 25, Subsequent Events.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our 2020 Form 10-K includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of our Common Stock that is registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

July 2, 2021 - August 5, 2021	483	$43.29	—	$925.0
August 6, 2021 - September 2, 2021	2,296	$41.00	—	$925.0
September 3, 2021 - September 30, 2021	144	$42.37	—	$925.0
Total	2,923	$42.37	—	$925.0

(1) 2,923 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the 2014 Omnibus Incentive Plan. No purchases were made under our Board-approved share repurchase program.

(2) The total authorization amount remaining under the Company's Board-approved share repurchase program is $925.0 million. Share repurchases are currently on hold due to the impacts of the B737 MAX grounding and the COVID-19 pandemic. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents

3.1	Third Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 1, 2017, Exhibit 3.1

3.2	Eighth Amended and Restated Bylaws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed September 30, 2021, Exhibit 3.1

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	November 3, 2021
Mark J. Suchinski	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon Ward	Vice President, Corporate Controller	November 3, 2021
Damon Ward	(Principal Accounting Officer)