Form 10-K
period 2021-12-31
Spirit AeroSystems Holdings, Inc.
filed 2022-02-15
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on July 01, 2021, as reported on the New York Stock Exchange was approximately $4.98 billion.
As of January 20, 2022, the registrant had outstanding 105,037,082 shares of class A common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” that involve many risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “goal,” “forecast,” “intend,” “may,” “might,” “model,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements are based on circumstances as of the date on which the statements are made and they reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:
•the impact of the COVID-19 pandemic, including any potential impacts of vaccination requirements, on our business and operations, including on the demand for our and our customers' products and services, on trade and transport restrictions, on the global aerospace supply chain, on our ability to retain the skilled work force necessary for production and development, and generally on our ability to effectively manage the impacts of the COVID-19 pandemic on our business operations;
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
•our reliance on The Boeing Company ("Boeing") and Airbus Group SE and its affiliates (collectively, "Airbus") for a significant portion of our revenues;
•the business condition and liquidity of our customers and their ability to satisfy their contractual obligations to the Company;
•the certainty of our backlog, including the ability of customers to cancel or delay orders prior to shipment on short notice;
•our ability to accurately estimate and manage performance, cost, margins, and revenue under our contracts, and the potential for additional forward losses on new and maturing programs;
•our accounting estimates for revenue and costs for our contracts and potential changes to those estimates;
•our ability to continue to grow and diversify our business, execute our growth strategy, and secure replacement programs, including our ability to enter into profitable supply arrangements with additional customers;
•the outcome of product warranty or defective product claims and the impact settlement of such claims may have on our accounting assumptions;
•our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components;
•our ability and our suppliers' ability to meet stringent delivery (including quality and timeliness) standards and accommodate changes in the build rates of aircraft, including the ability to staff appropriately for anticipated production volume increases;
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
•our relationships with the unions representing many of our employees, including our ability to successfully negotiate new agreements, and avoid labor disputes and work stoppages with respect to our union employees;
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
The Company, incorporated in Delaware with its headquarters in Wichita, Kansas, is one of the largest independent non-Original Equipment Manufacturer (“OEM”) commercial aerostructures designers and manufacturers in the world. We design, engineer, and manufacture large, complex, and highly engineered commercial aerostructures such as fuselages, nacelles (including thrust reversers), struts/pylons, wing structures, and flight control surfaces. In addition to supplying commercial aircraft structures, we also design, engineer, and manufacture structural components for military aircraft and other applications. A portion of our defense business is classified by the U.S. Government and cannot be specifically described; however, it is included in our consolidated financial statements. We are a critical partner to our commercial and defense customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. For the twelve months ended December 31, 2021, we generated net revenues of $3,953.0 million and had net loss of $(540.8) million.
Operating Segments and Products
On September 30, 2021, we announced a new organizational structure to focus on growth in the key markets that we serve. Under the new structure that became effective during the fourth quarter of 2021, we operate in three principal segments: Commercial, Defense & Space, and Aftermarket. The table below, and following segment information, describes the business of each segment, including facility locations, key programs, and descriptions of the work performed in each segment.

Segment	Percentage of Net Revenues for the Twelve Months Ended December 31, 2021, 2020, and 2019, respectively	Locations	Programs
Commercial	79%, 80%, and 91%	Wichita, KS; Tulsa, OK; Kinston, NC; Prestwick, Scotland; St.-Nazaire, France; Subang, Malaysia; Casablanca, Morocco; Belfast, Northern Ireland	B737, B747, B767, B777, B787, A220, A320 family, A330, A350 XWB, Learjet 75, Global 5000, Global 6000, Global 7500, Learjet 75, Challenger 350, Challenger 650, Rolls-Royce BR725 and BR 710 Nacelles, Irkut MC-21, IAE V2500
Defense & Space	15%, 14%, and 7%	Wichita, KS; Tulsa, OK; Biddeford, ME; Belfast, Northern Ireland; Prestwick, Scotland	Classified program(s), Sikorsky CH-53K, Common Hypersonic Glide Body (C-HGB), NASA MSR, NASA Mars 2020, Bell V-280; Trident D5, Standard Missile, Patriot Missile, THAAD
Aftermarket	6%, 6%, and 2%	Wichita, KS; Tulsa, OK; Kinston, NC; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland	Various

Commercial. The Commercial segment includes design and manufacturing of the following for commercial and business/regional jet programs:
•The forward section of the aerostructure, which houses the flight deck, passenger cabin, and cargo area;
•The mid and rear fuselage sections;
•Other structural components of the fuselage, including floor beams;
•Nacelles (including thrust reversers) - aerodynamic structure surrounding engines;
•Struts/pylons - structure that connects the engine to the wing;
•Horizontal and vertical stabilizers;
•Flaps and slats - flight control surfaces;

•Wing structures - framework that consists mainly of spars, ribs, fixed leading edge, stringers, trailing edges, and flap track beams; and
•Fully functional and tested wing systems.

Net revenue in the Commercial segment amounted to $3,128.1 million, $2,711.3 million, and $7,169.6 million in 2021, 2020, and 2019, respectively.

Defense & Space. The Defense & Space segment includes design and manufacturing of the following:
•Fuselage, strut, nacelle, and wing aerostructures (primarily) for U.S. Government defense programs, including Boeing P-8 and KC-46 Tanker, which are commercial aircraft that are modified for military use;
•Fixed Wing Aircraft aerostructures: Fabrication, bonding, assembly, testing tooling, processing, engineering analysis, and training;
•Missiles and Hypersonics: Solid rocket motor throats and nozzles, Re-entry vehicle thermal protections systems;
•Rotorcraft aerostructures: Forward cockpit and cabin, fuselage; and
•Classified program(s).

Net revenue in the Defense & Space segment amounted to $585.0 million, $491.3 million, and $507.5 million in 2021, 2020, and 2019, respectively.

Aftermarket. The Aftermarket segment includes development, production, and marketing of the following:
•Spares and Repair and Overhaul (MRO) services related to Commercial and Defense & Space programs;
•Fuselage, strut, nacelle, and wing aerostructures spare parts;
•Repairs for flight control surfaces and nacelles;
•Radome repairs;
•Rotable assets;
•Engineering services;
•Advanced composite repair; and
•Other MRO services.

Net revenue in the Aftermarket segment amounted to $239.9 million, $202.2 million, and $186.0 million in 2021, 2020, and 2019, respectively.

Our largest customer, Boeing, represents a substantial portion of our revenues in the Commercial segment. Our second largest customer, Airbus, also represents a substantial portion of revenues in the Commercial segment. Approximately 60%, 64%, and 81% of Commercial segment net revenues came from the Company's contracts with Boeing for the twelve months ended December 31, 2021, 2020, and 2019, respectively. Approximately 30%, 28%, and 17% of Commercial segment net revenues came from the Company's contracts with Airbus for the twelve months ended December 31, 2021, 2020, and 2019, respectively. A material portion of Defense & Space segment revenue is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. A substantial portion of our Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. Approximately 36%, 28%, and 53% of Defense & Space segment net revenues came from the Company's contracts with an individual customer for the twelve months ended December 31, 2021, 2020, and 2019, respectively. In addition, a customer accounted for approximately 39%, 44%, and 39% of Defense & Space segment net revenues for the twelve months ended December 31, 2021, 2020, and 2019, respectively. Approximately 44%, 80%, and 85% of Aftermarket segment net revenues came from our contracts with an individual customer for the twelve months ended December 31, 2021, 2020, and 2019, respectively. Customers other than those mentioned above do not represent a significant portion of our respective primary segments revenues and are not expected to in the near future.
Our Manufacturing, Engineering, and Support Services
Manufacturing
Our expertise is in designing, engineering, and manufacturing large-scale, complex aerostructures. As of December 31, 2021, we maintain state-of-the-art manufacturing facilities located in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Saint-Nazaire, France; Subang, Malaysia; Casablanca, Morocco; and Belfast, Northern Ireland.
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

Product	Description	Aircraft Program
MRO	Certified repair stations that provide complete on-site repair and overhaul; maintains global partnerships to support MRO services	B737, B747, B767, B777, B787 and Rolls-Royce BR725, ERJ, CRJ, E4B, A320, A330
Rotable Assets	Maintain a pool of rotable assets for sale, exchange, and/or lease. Rotable assets refer to parts that can be used many times by repairing them.	B737, B747, B767, B777, Rolls-Royce, BR725, ERJ, CRJ, E4B, A320, A330
Engineering Services	Engineering, tooling, and measurement services. On-call field service representatives.	Multiple programs
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

Defense & Space Business
In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for Boeing’s P-8 and KC-46 Tanker. The Boeing P-8 and KC-46 Tanker are commercial aircraft modified for military use. Other military programs for which we provide products and services are the forward cockpit and cabin for the Sikorsky CH-53K Helicopter, development work of the B-21 Raider, Unmanned Aerial Vehicle ("UAV") applications, BAE systems programs, and the Royal Air Force's Lightweight Affordable Novel Combat Aircraft (LANCA) concept for the U.K. Ministry of Defence. With the acquisition of Fiber Materials Inc. (“FMI”) in early 2020, and partnership with the National Institute for Aviation Research ("NIAR") in Wichita, we have been able to expand our offering in hypersonics and high temperature carbon composites. We are also under contract to complete the Future Vertical Lift Capability Set III Competitive Demonstration and Risk Reduction efforts. This phase is the competitive Pre-EMD efforts prior to a program of record contract award. Our statement of work is the fuselage structure for the Bell Helicopter V-280 Valor tilt-rotor offering. A portion of our defense business is classified by the U.S. Government, including the B-21 Raider program, and cannot be specifically described. The operating results of these classified contracts are included in our consolidated financial statements. The business risks associated with classified contracts historically have not differed materially from those of our other U.S. Government contracts. Our internal controls addressing the financial reporting of classified contracts are consistent with our internal controls for our non-classified contracts.
The following table summarizes by product and program what we currently have under contract.

Product	Applicable Segment	Description	Military Program
Fixed Wing Aircraft	Defense & Space	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	Various
Rotorcraft	Defense & Space	Forward cockpit and cabin, fuselage	Sikorsky CH-53K, Bell V-280
Missiles & Hypersonics	Defense & Space	Solid rocket motor throats and nozzles, Re-entry vehicle thermal protection systems
Trident D5, Standard Missile, Arrow 3, Common Hypersonic Glide Body (C-HGB), NASA MSR, NASA Mars 2020, Patriot Missile, THAAD (Terminal High Altitude Area Defense, an American anti-ballistic missile defense system)

Fabrication Business
Within our Commercial segment, the Company offers customers a wide range of solutions including machining, skin and sheet metal fabrication, and chemical processing. These capabilities are utilized for both internal and external sourcing and include the following:

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

Our Customers
Our revenues are substantially dependent on Boeing and Airbus. The loss of either of these customers would have a material adverse effect on the Company. For the twelve months ended December 31, 2021, approximately 56% and 24% of our net revenues were generated from sales to Boeing and Airbus, respectively. For the twelve months ended December 31, 2020, approximately 60% and 23% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier for nearly all of the products we sell to Boeing and Airbus.
Boeing
We are the largest independent supplier of aerostructures to Boeing and manufacture aerostructures for every Boeing commercial aircraft currently in production, including the majority of the airframe content for the Boeing B737, and multiple significant structural components of the Boeing B787. We supply these products through long-term supply agreements that cover the life of these programs, including any commercial derivative models. These supply agreements are described in more detail under “Our Relationship with Boeing” below. We believe our relationship with Boeing will allow us to continue to be an integral partner with Boeing in the designing, engineering, and manufacturing of complex aerostructures.
Airbus
We originally became a supplier to Airbus in April 2006 through the acquisition of BAE Aerostructures and subsequently won additional work packages with Airbus. Our business with Airbus increased substantially with the acquisition of Bombardier's aerostructures assets in Belfast and Morocco on October 30, 2020. We are one of the largest content suppliers of wing systems for the Airbus A320 family and a significant supplier for the Airbus A350 XWB. Under our supply agreement with Airbus for the A320 and A330, we supply products for the life of the aircraft program. For the A350 XWB program, we have long-term requirement contracts with Airbus. In addition, we build the fully integrated wing for the A220 aircraft. We believe we can leverage our relationship with Airbus and our history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.
Other Customers
Other customers include Lockheed Martin, Northrop Grumman, Bombardier and Rolls-Royce.
U.S. and International Customer Mix
Although most of our revenues are obtained from sales inside the U.S., we generated $1,130.8 million, $767.2 million, and $1,296.8 million in sales to international customers for the twelve months ended December 31, 2021, 2020, and 2019, respectively, primarily to Airbus. The international revenue is included primarily in the Commercial segment. All other segment revenues are primarily from U.S. sales. Approximately 19% of our long-lived assets based on book value are located in the United Kingdom ("U.K.") with approximately another 4% of our long-lived assets located in countries outside the U.S. and the U.K. A significant amount of our Aftermarket segment net revenues represent sales to international customers, primarily out of our Belfast, Northern Ireland location.
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
The Sustaining Agreement is a requirements contract that covers certain products, including fuselages, struts/pylons, and nacelles (including thrust reversers), wings and wing components, as well as tooling, for the Sustaining Programs for the life of these programs, including any commercial derivative models. During the term of the Sustaining Agreement, and absent a default by Spirit, Boeing is obligated to purchase from Spirit all of its requirements for products covered by the Sustaining Agreement. Although Boeing is not required to maintain a minimum production rate, Boeing is subject to a maximum production rate above which it must negotiate with us regarding responsibility for recurring and non-recurring expenditures related to any agreed capacity increase. Boeing owns substantially all of the Boeing product-specific tooling used in production or inspection of products covered by the Sustaining Agreement.
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
On December 21, 2018, Boeing and Spirit executed a Collective Resolution 2.0 Memorandum of Agreement (the “2018 MOA”). The 2018 MOA established, among other items, pricing for certain programs through December 31, 2030, including the B737NG (including the P8), B737 MAX, B767 (but excluding 767-2C for which pricing is separately established), and the B777 freighters and 777-9 (pricing for the B777 300ER and 200LR was previously established and pricing for the B777-8 is subject to future negotiation). In addition, the 2018 MOA established B737 pricing based on production rates above and below current production levels, investments for tooling and capital for certain B737 rate increases, a joint cost reduction program for the B777X (a joint cost reduction program for the B737 is separately established), and the release of certain liabilities and claims asserted by both parties, including the B737 disruption activity claim. The parties further agreed to reconvene in 2028 to negotiate pricing beyond 2030. Consistent with the 2018 MOA, on January 30, 2019, Boeing and Spirit executed SBP Amendment 40 to implement the December 2018 MOA terms and conditions applicable to the Sustaining Programs.
On February 6, 2020, Boeing and Spirit entered into a Memorandum of Agreement (the “2020 MOA”) extending B737 MAX pricing terms through 2033 (previously, the pricing was through December 31, 2030) and updated payment terms.

Advances on the B737 Program.   On April 12, 2019, Boeing and the Company executed a Memorandum of Agreement (the “2019 MOA”). Under the 2019 MOA, the Company received an advance payment from Boeing in the amount of $123 million during the third quarter of 2019. The 2020 MOA provided that the $123 million advance would be repaid by offset against the purchase price for year 2022 shipset deliveries. In addition, the 2020 MOA provided that Boeing will pay $225 million to Spirit in the first quarter of 2020, consisting of (i) $70 million in support of Spirit’s inventory and production stabilization, of which $10 million was repaid by Spirit in 2021, and (ii) $155 million as an incremental pre-payment for costs and shipset deliveries over the next two years. These payments were made to Spirit on February 6, 2020. On February 9, 2021, Spirit signed a letter of agreement for Boeing to pay $38.5 million to Spirit in the first quarter of 2021, which consisted of (i) $68.5 million as additional pre-payment for the costs and shipset deliveries less the (ii) ($30) million credit owed to Boeing for rate-based pricing premium. As of December 31, 2021, the amount of advance payments received from Boeing and not yet repaid was $123 million.
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
Pricing. On September 22, 2017, Boeing and Spirit entered into Amendment 25 to the B787 Agreement that established pricing terms for the B787-8, -9, and -10 models through line unit 1405 and provided that Boeing and Spirit would negotiate follow-on pricing for line units 1406 and beyond beginning 24 months prior to the scheduled delivery date for line unit 1405. The amendment also implemented updated payment terms and required the Company to repay Boeing $236 million less certain adjustments, as a retroactive adjustment for payments that were based on interim pricing. This amount was repaid in October 2017.
On December 21, 2018, Boeing and Spirit executed the 2018 MOA, which also established, among other things, pricing for the B787 for line unit 1004 through line unit 2205, and agreed to establish a joint cost reduction program for the B787. Consistent with the 2018 MOA, on January 30, 2019, Boeing and Spirit executed Amendment 28 to the B787 Agreement to implement the 2018 MOA terms and conditions applicable to the B787 Program.
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
In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 Program or the B787 Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our balance sheet. As of December 31, 2021, the amount of advance payments received by us from Boeing not yet repaid was $212.1 million.
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
Competition
Although we are one of the largest independent non-OEM aerostructures suppliers based on annual revenues, with an estimated 15% share of the global non-OEM aerostructures market, this market remains highly competitive and fragmented. Our primary competition currently comes from either work performed internally by OEMs or other tier-one suppliers, and direct competition continues to grow. The Company continues to focus on design and manufacturing processes and tools, and cost reduction initiatives. The Company intends to compete by optimizing parts fabricated and assembled by the Company versus parts outsourced from the supply chain. Additionally, we compete by developing technologies and processes that leverage the Company's unique knowledge and capabilities to create value for our customers.

In commercial aerostructures, our principal competitors among OEMs include Boeing, Airbus (including its wholly-owned subsidiaries Airbus Atlantic and Premium Aerotec GmbH), and Leonardo.

Our principal competitors among non-OEM tier-1 aerostructures suppliers include Aernnova, GKN Aerospace, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Safran Nacelles, Sonaca, Airbus Atlantic, Premium AEROTEC, Triumph Group, Inc. (“Triumph”), and Latecoere S.A.

The Company continues to build a larger presence in the defense aerostructures market. The Company's competition in defense aerostructures includes Boeing, Lockheed Martin, Northrop Grumman, Raytheon United Technologies, Leonardo, GKN, Triumph, BAE Systems, Korea Aerospace Industries, and Turkish Aerospace Industries.
Expected Backlog
As of December 31, 2021, our expected backlog associated with large commercial aircraft, business and regional jets, and military equipment deliveries, calculated based on contractual and historical product prices and expected delivery volumes, was approximately $34.6 billion, an increase of $0.4 billion from our corresponding estimate as of December 31, 2020. The increase is primarily driven by increases to the expected backlog of the B737 MAX program. A significant majority of our backlog is on programs in our Commercial segment. The B737 MAX program backlog is approximately 58% of our total backlog. The A320 program backlog is approximately 13% of our total backlog. Backlog is calculated based on Boeing’s and Airbus’ announced backlog on our supply agreements (which are based on orders from customers), and the number of units the Company is under contract to produce on our fixed quantity contracts. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. For example, our contract with Boeing for the B737 MAX program is a requirements contract, and Boeing can reduce the purchase volume at any time. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2021 may not necessarily represent the actual amount of deliveries or sales for any future period. For additional information on backlog, please see Item 1A. “Risk Factors – Risks Related to Our Business - Our backlog is subject to change due to the COVID-19 pandemic and other factors.”
Suppliers and Materials
The principal raw materials used in our manufacturing operations are aluminum, titanium, steel, and carbon fiber. We also purchase metallic parts, non-metallic parts, and machined components. In addition, we procure subassemblies from various manufacturers that are used in the final aerostructure assembly. From time to time, we also review our make-versus-buy strategy to determine whether it would be beneficial to us and/or our customers to outsource work that we currently produce in-house or vice versa.
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
For additional information on our suppliers, please see Item 1A. “Risk Factors – Risks Related to Our Business.”
Research and Development
We believe that a world-class research and development focus helps maintain our position as an advanced partner to our OEM customers’ new product development teams and expand our position in emerging markets. As a result, our research and development spend was $53.3 million for the year ended December 31, 2021, $38.8 million for the year ended December 31, 2020, and $54.5 million for the year ended December 31, 2019. Through our research, we strive to develop unique intellectual property and technologies that will improve our products and our customers' products and, at the same time, position us to win work on new products. Our development efforts focus on improving manufacturing processes on our current work and developing new capability and affordable, industrialized technology targeting growth focused initiatives. It also serves as an ongoing process that helps develop ways to reduce production costs and streamline manufacturing processes.
Our research and development is geared toward the architectural design and manufacturing processes for our three business segments and aimed at enabling Spirit to utilize commercial scale and expertise to translate best practices to our growing defense and aftermarket businesses. We have identified seven Distinctive Capability areas (performance architectures, material optimization, product development tools, lean metallics, ultra-competitive composites, affordable tooling, and accelerated learning curves) that guide our research and development strategy to enable growth and sustainability. We are currently focused on research in areas such as advanced metallic joining, low-cost composites, acoustic attenuation, efficient structures, systems integration, advanced design and computational analysis methods, and new material systems. Other items that are expensed relate to research and development that is not funded by the customer. We collaborate with universities, research facilities, and technology partners in our research and development.

For additional information on research and development, please see Item 1A. “Risk Factors – Risks Related to Our Business – Our success depends in part on the success of our research and development initiatives.”
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
For additional information on regulatory matters, please see Item 1A. “Risk Factors – Risks Related to Our Business.”
Human Capital
Employees. Our people are our greatest asset, and we recognize that our ability to attract, develop, motivate and retain a skilled and diverse team is critical to our success. Leadership is committed to creating a culture of responsibility and achievement that supports our employees’ growth and development. We encourage our employees to embrace diversity, show their flexibility, and give back to the communities where we do business. By allowing employees to thrive, the Company creates a stronger and more dedicated team.
At December 31, 2021, we had approximately 16,100 employees: 11,100 located in our five U.S. facilities, 2,800 located in our Belfast facilities, 1,000 located at our Prestwick facility, 900 located in our Malaysia facility, 200 located in our Morocco facility, and 100 located in our France facility. Of the employees located in our five U.S. facilities noted above, 9,500 were located in Wichita, Kansas; 800 were located in Tulsa Oklahoma; 400 were located in Kinston, North Carolina; 300 were located in Biddeford, Maine and 100 were located in Dallas, Texas.
Values. The Company operates according to three key values that are designed to help it meet commitments to all stakeholders — employees, customers, suppliers, investors and communities. These values are:

•Transparency - Being open, honest and respectful with communication; sharing ideas and building trust by making intentions clear;
•Collaboration - Aligning actions with others; working together to achieve the best outcomes; and
•Inspiration - Encouraging the best from others; leading by example to ensure innovation is a component of success.
The values are enabled through the foundation of Trust and Speak Out:
•Speak Out – Asking thoughtful questions to enhance understanding; encouraging active listening and considering diverse perspectives; sharing ideas to reach better decisions and achieve better outcomes.
Adopting and incorporating the Company's values into day-to-day tasks and activities enables the Company to be a trusted partner. Practicing transparency, collaboration and inspiration—individually and collectively—supports the Company's efforts to be customer focused, provide on-time delivery, and maintain and improve quality and safety for all.
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
Diversity, Equity and Inclusion. The Company is committed to creating a world class workforce — actively working to build an equitable and inclusive culture, where all employees' diverse skills and talents are valued. The Company values the full range of differences, perspectives and abilities that our employees bring to the workplace. We strive to create an environment where all employees feel welcomed and have a sense of belonging.
The Company is committed to diversity, equity and inclusion not only because it is the right thing to do, but because greater diversity in an equitable and inclusive work environment results in greater innovation and growth. We believe that combining diverse perspectives helps the Company find new ways to solve problems and innovate for the future. The Company harnesses the power of diversity by:
•Aiming to attract, retain and develop a diverse workforce;
•Integrating equitable and inclusive business practices and capabilities;
•Recognizing and respecting the diversity of the marketplace; and
•Working and partnering with vendors from a diverse supplier base.
Talent Management. The attraction, retention and development of employees is a critical success factor in meeting the Company's strategy. We seek to provide our employees opportunities for growth through formal and informal development programs that include: training, coaching and mentoring, networking, skills and experience and career planning. Spirit strives to create a culture of empowerment, engagement and performance through our core values. We have a robust talent and succession planning process and have established specialized programs to support the development of our talent pipeline for critical roles throughout the company. Our management and salaried retention rate was 95% (excluding retirements and reductions in force) in 2021.
Health and Safety. The Company takes steps to comply in all material respects with applicable legal, regulatory and other requirements related to preventing pollution, injury and ill health, and employs industry-leading, technologically sound and economically feasible control mechanisms, procedures and processes. In addition, the Company provides training, education, safety monitoring and auditing, health-awareness programs, and ergonomic support in the Company's offices and factories. We are committed to the safety and health of our employees and work to eliminate all injuries and accidents. We evaluate safety performance through multiple indicators, including OSHA recordable injury rates and lost-time incidents.
COVID-19 Impact. In response to the COVID-19 pandemic, we enacted our crisis management and response process as part of our enterprise risk management program. As we continue to navigate the challenges of the COVID-19 pandemic, including due to new COVID-19 variants, actions we have taken include the following:
•Organizing global teams to monitor the situation and recommend appropriate actions;
•Implementing and updating travel restrictions for our employees as appropriate;
•Initiating consistent and ongoing cleaning of high-touch work spaces; and
•Providing testing for symptomatic and potentially exposed individuals and implemented quarantines guidelines.

Other actions taken in response to the pandemic are referenced elsewhere in this Annual Report.

Labor Relations and Collective Bargaining Agreements
Our principal U.S. collective bargaining agreements were with the following unions as of December 31, 2021:

Union	Percent of our U.S. Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	55%	We have two major agreements - one expires in June 2023 and one expires in December 2024.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	21%	We have two major agreements - one expires in December 2024 and one expires in January 2026.
The International Union, Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	6%	We have one major agreement expiring in December 2025.
The International Brotherhood of Electrical Workers (IBEW)	1%	We have one major agreement expiring in September 2023.
Represented employees noted above were located across our Wichita, Kansas; Tulsa, Oklahoma and Kinston, North Carolina facilities. U.S. employees located at our Dallas, Texas and Biddeford, Maine locations are not represented.
Approximately 92% of our Prestwick employees are part of the collective bargaining group represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union. These agreements cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. The current pay agreements were set to expire December 31, 2022. In the first quarter of 2021, the Company negotiated and agreed with Unite, a three-year extension to the pay agreements which will run from January 2023 and expire in December 2025. The elements of the contract extension remain the same as those in the ten-year agreements.

In the U.K. (Belfast), approximately 84% of the employees are part of the collective group represented by the Trade Unions. Unite the Union is the largest representing approximately 93% of such employees, with General, Municipal, Boilermakers making up the balance. The last wage agreement covered the period from January 2016 to January 2019. No negotiations were held in 2020 due to the impact of COVID-19 and the acquisition of Shorts Brothers plc in late October 2020. Negotiations commenced in late 2021 and are ongoing.
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
In Morocco, approximately 65% of our employees are represented by Union Marocain du Travail ("UMT"). We negotiated a three year agreement with UMT that expires in December 2022.
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

Item 1A. Risk Factors

An investment in our securities involves risks and uncertainties. The risks and uncertainties set forth below are those that we believe may materially and adversely affect us, our future business or results of operations, our industry, or investments in our securities. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also materially and adversely affect us, our future business or results of operations, or investments in our securities. The risks speak only as of the date hereof, and new risks may emerge or changes to the foregoing risks may occur that could impact our business. The following is a summary of risks that we deem material, which are described in further detail below:
•Risks Related to Our Industry and Overall Business
•Our business, financial results, and prospects are dependent on global aviation demand. The continuing effects of the COVID-19 pandemic have had and are expected to continue to have a significant negative impact on aviation demand, our business and our industry, including any potential impacts of vaccination requirements.
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

•Our backlog is subject to change due to the continued impact of the COVID-19 pandemic, the B737 MAX grounding, and related cancellations, potentially with short notice.
•Our business depends, in part, on securing work for replacement programs.
•We operate in a very competitive business environment.
•Our commercial business is cyclical and sensitive to commercial airlines' profitability.
•Risks Related to Our Operations
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
•Our operations could be negatively impacted by service interruptions, data corruption or misuse, cyber attacks, network security breaches or Privacy Regulation (defined below) violations.
•Climate change poses significant operational, regulatory and other risks.
•Risks Related to Our Growth Strategy
•Our acquisitions, joint ventures and strategic alliances expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.
•We face risks as we work to successfully execute on new or maturing programs.
•Risks Related to Legal and Regulatory Matters
•Prolonged periods of inflation where we do not have adequate inflation protections in our customer contracts could have a material adverse effect on our results of operations.
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
•Risks Related to Our Governmental and Global Activities
•Our global footprint subjects us to the risks of doing business in foreign countries.
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
•Risks Related to Our Debt, Liquidity, Financial Estimates and Taxes
•Declines in our financial condition or expected performance or reductions in our credit ratings could limit the Company’s ability to obtain future financing, increase its borrowing, adversely affect the market price of its securities, or otherwise impair its business, financial condition, and results of operations.
•Our debt could adversely affect our financial condition and our ability to operate our business due to significant restrictions in our Credit Agreement, which could also adversely affect our operating flexibility and put us at a competitive disadvantage.

•We use estimates in accounting for revenue and costs for our contracts. Changes in our estimates could adversely affect our future financial performance.
•We may not be able to generate sufficient taxable income to fully realize our deferred tax assets.
•Risks Related to Our Common Stock
•We cannot assure you that we will continue to declare and pay cash dividends on our Common Stock at historical levels or at all.
•Spirit Holdings’ certificate of incorporation, bylaws and our supply agreements with Boeing contain provisions that could discourage others from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Risks Related to Our Industry and Overall Business

Our business, financial results, and prospects are dependent on global aviation demand. The continuing effects of the COVID-19 pandemic have had and are expected to continue to have a significant negative impact on aviation demand, our business and our industry, including any potential impacts of vaccination requirements.
We largely support commercial aerostructures customers, and our financial results and prospects are almost entirely dependent on global commercial aviation demand and the resulting production rates of our customers. In response to COVID-19 impacts, our customers, including Boeing and Airbus, decreased production rates across many programs and may further adjust production rates or suspend production in the future, potentially without early warning and within a short time horizon. Suspensions in our production rates or prolonged reductions to rates have in the past resulted in, and could in the future result in, significant challenges and negative impacts on our business, operations and financial performance.
COVID-19’s impact on our 2020 and 2021 financial performance resulted in a significant strain on our liquidity and debt balance. As of December 31, 2019, the Company had a debt balance of approximately $3,034.3 million, most of which was unsecured debt, and a cash balance of $2,350.5 million. As of December 31, 2021, the Company had a debt balance of approximately $3,792.2 million, more than 50% of which was secured debt, and a cash balance of $1,478.6 million.
The extent to which the pandemic will continue to negatively affect our business and results of operations will depend on many changing factors and developments including, without limitation, the following:
•the severity, extent, and duration of the pandemic including emerging variants of the virus, its impact on the aircraft industry and aviation demand, and any additional production suspensions or reductions relating to the pandemic;
•the effectiveness of vaccines and treatments against emerging variant strains of COVID-19 and over the long-term;
•continued travel restrictions and bans, bans on public gatherings, and closures of non-essential businesses;
•any potential impacts of vaccination requirements and the ability to retain and recruit the workforce required to meet production requirements;
•economic stimulus efforts;
•economic recessions resulting from the pandemic;
•any inability of significant portions of our workforce to work effectively, including because of illness, remote work, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic;
•potential lawsuits or regulatory actions due to COVID-19 spread in the workplace;
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
•the impact on the financial markets, including volatility in the financial markets;
•the availability and cost of credit to the Company; and
•the impact of government health and protection policies on future air traffic demand.
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
We expect that the COVID-19 pandemic will continue to have a significant negative impact on our business for the duration of the pandemic and for an indeterminate time thereafter until demand grows closer to 2019 levels. We expect our business will not improve until our customers are willing to produce aircraft at sufficient levels, which depends upon the public’s willingness to use aircraft travel, the success of vaccination programs across the globe, sufficient OEM demand and orders (without suspension) from airlines, and the ability of airlines to weather the crisis and expand. Further, we expect that the pandemic recovery time for wide-body aircraft may be longer than for narrow-body aircraft due to reduced traveler demand and lower volumes of international travel. If the pandemic worsens or there is significant uncertainty on the aviation industry’s recovery, we may find it difficult to obtain additional financing and/or fund our operations and meet our debt repayment obligations.
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
For the twelve months ended December 31, 2021, 2020, and 2019 approximately 35%, 19% and 53% of our net revenues were generated from sales of components to Boeing for the B737 aircraft, respectively. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Sustaining Agreement. The contract is a requirements contract, and Boeing can reduce the purchase volume at any time.
In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the accidents involving two B737 MAX aircraft. At Boeing’s direction, Spirit suspended all B737 MAX production beginning on January 1, 2020. Subsequently, there were a number of changes to production rates as a result of the grounding and COVID-19 impacts. These production changes created significant disruption for the Company and its B737 MAX suppliers.
Boeing’s deliveries of the B737 MAX resumed in December 2020, but the rate at which deliveries will continue and continued impacts of the grounding remain uncertain. We regularly make significant assumptions with respect to the B737 program regarding the number of units to be delivered each year, the period during which those units are likely to be produced, and the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs. In addition, we regularly make assumptions regarding estimated costs expected to be incurred until resuming a normal production rate consistent with 2019 production levels to determine which costs should be (i) included in program inventory and (ii) expensed when incurred as abnormal production costs. Any changes in these estimates and/or assumptions with respect to the B737 program could have a material adverse impact on our financial position, results of operations, and/or cash flows.
If production levels for the B737 MAX program are reduced beyond current expectations due to depressed demand or otherwise, or if we have difficulties in managing our cost structure to take into account changes in production schedules or to accommodate a ramp-up in production, our liquidity position may worsen absent our ability to procure additional financing, we may trigger an event of default under our credit facilities, and our business, financial condition, results of operations and cash flows could be materially adversely impacted.
Because we depend on Boeing and Airbus, as our largest customers, our business will be negatively affected if either Boeing or Airbus reduces the number of products it purchases from us or if either experiences business difficulties or breaches its obligations to us.

Boeing is our largest customer, and Airbus is our second-largest customer. For the twelve months ended December 31, 2021, approximately 56% and 24% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although part of our strategy is to diversify our customer base, we cannot assure that we will be successful in doing so. Even if we are successful in obtaining new customers, we expect that Boeing and Airbus will continue to account for a substantial portion of our sales. Our contracts with Boeing and Airbus are requirements contracts that do not require specific minimum purchase volumes, and either Boeing or Airbus can reduce its purchase volume at any time. If either of these customers reduces the requirements under our agreements (as Boeing did in 2019, 2020, and 2021 due to the B737 MAX grounding and the COVID-19 pandemic and other customers did in 2020 and 2021 due to the COVID-19 pandemic), terminates the agreements or portions of them (due to our breach), a termination for convenience (which is a provision included in most of the contracts, or otherwise), experiences a major disruption in its business (such as a strike, work stoppage, slowdown, or a supply chain problem) or experiences a deterioration in its business, financial condition, access to credit, or liquidity, our business, financial condition, and results of operations could be materially adversely affected. Any monetary damages we receive from Airbus or Boeing as a result of a contractual termination may not be sufficient to cover our actual damages.

Our backlog is subject to change due to the continued impact of the COVID-19 pandemic, the B737 MAX grounding, and related cancellations, potentially with short notice.

From time to time, we disclose our expected backlog associated with large commercial aircraft, business and regional jets, and military equipment deliveries, calculated based on contractual and historical product prices and expected delivery volumes. The COVID-19 pandemic may extend or delay the time in which we expect to realize value from our backlog. Additional impacts from the pandemic or other global events may cause our backlog to further deteriorate due to order cancellations or delays, potentially with short notice. Backlog is calculated based on Boeing’s and Airbus’ announced backlog on our supply agreements (which are based on orders from customers) and the number of units the Company is under contract to produce on our fixed quantity contracts. Accordingly, we rely on latest available information from Boeing and Airbus to calculate our backlog, which may not reflect expected cancellations related to the COVID-19 pandemic. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. For example, our contract with Boeing for the B737 MAX program is a requirements contract, and Boeing can reduce the purchase volume at any time. The level of unfilled orders at any date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog does not necessarily represent the actual amount of deliveries or sales for any future period.

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

Risks Related to Our Operations

Our business depends on our ability to maintain a healthy supply chain, meet production rate requirements, and timely deliver products that meet or exceed stringent quality standards.

Our business depends on our ability to maintain a healthy supply chain, achieve planned production rate targets, and meet or exceed stringent delivery, performance and reliability standards. The supply chain for large commercial aerostructures is complex and involves hundreds of suppliers and their technical employees from all over the world.

Operational issues, including delays or defects in supplier components, have resulted and could continue to result in significant out-of-sequence work and increased production costs, as well as delayed deliveries to customers. Our suppliers’ failure to provide parts that meet our technical specifications could materially adversely affect production schedules and contract profitability. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us and possible forward losses on certain contracts. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business and might lead to termination of our supply agreements with our customers.

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
Additionally, the Company’s ability to meet production rate increases is dependent upon several factors, including expansion and alignment of its production facilities, tooling, and equipment; improved efficiencies in its production line; on-time delivery of component parts from the Company’s suppliers; adequate supply and costs of skilled labor; and implementation of customer customizations upon demand. From time-to-time the Company has experienced, and may continue to experience, quality or delivery timing disruptions. This includes common carrier disruptions and other disruptions that affect manufacturing lines, any of which could have a material adverse impact on the Company’s ability to meet commitments to its customers and on its future financial results.
In some cases, in order to meet these increases in production rates, we have made and will need to make in the future significant capital expenditures to expand our capacity and improve our performance or find alternative solutions such as outsourcing some of our existing work to free up additional capacity. While some of these expenditures will be reimbursed by our customers, we could be required to bear a significant portion of the costs. In addition, the increases in production rates could cause disruptions in our manufacturing lines, which could materially adversely impact our ability to meet our commitments to our customers, and have a resulting adverse effect on our financial condition and results of operations.

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

Interruptions in deliveries of or increased prices for components or raw materials used in our products could delay production and/or materially adversely affect our business.

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

In addition, our profitability is affected by the prices of the components and raw materials, such as titanium, aluminum, steel, and carbon fiber, used in the manufacturing of our products. These prices may fluctuate based on factors beyond our control, including world oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, the availability and cost of freight, currency exchange rates, hostilities in jurisdictions that affect raw materials and, in some cases, government regulation. Although our supply agreements with Boeing and Airbus allow us to pass on to our customers certain unusual increases in component and raw material costs in limited situations, we may not be fully compensated by the customers for the entirety of any such increased costs.

Our success depends in part on the success of our research and development initiatives.

In order for us to remain competitive, we have expended and will need to continue to expend significant capital to research and develop technologies, purchase new equipment and machines, and train our employees in the new methods of production and service. Our expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.

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

While the Company intends to continue committing financial resources and effort to the development of innovative new technologies, a strain on the Company’s liquidity, such as the strain caused by the B737 MAX grounding and COVID-19 impacts, have in the past reduced and may in the future reduce the Company’s ability to expend capital to develop such technologies.

Our operations could be negatively impacted by service interruptions, data corruption or misuse, cyber attacks, network security breaches or Privacy Regulation (defined below) violations.

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

Data privacy regulations, including but not limited to the General Data Protection Regulation (EU), Data Protection Act 2018 (UK), Law No. 09-08 (Morocco), and Personal Data Protection Act 2010 (Malaysia) (collectively, “Privacy Regulations”), impose a range of compliance obligations applicable to the collection, use, retention, security, processing, and transfer of personally identifiable information. Violations of the Privacy Regulations may result in significant fines and sanctions. Any failure, or perceived failure, by us to comply with the Privacy Regulations, or any other privacy, data protection, information security, or consumer protection-related privacy laws and regulations could result in financial losses and have an adverse effect on our reputation.

Climate change poses significant regulatory, operational and other risks.

Increased public awareness and concern over climate change have led to new and proposed legislative and regulatory initiatives internationally, in the U.S. and regionally, and may lead to additional legislation in the future. New or revised laws and regulations, or stricter interpretations of existing laws, in this area could directly and indirectly affect the Company, its customers, or its suppliers by increasing production costs, affecting customer preferences or otherwise impacting operations. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by the Company and could have an adverse effect on our business, financial condition, and results of operations.

In addition, climate change is impacting the severity and frequency of natural disasters, including tornados, floods and hurricanes, and other severe weather events, which have in the past and could in the future disrupt our operations and adversely affect our business in a particular region or globally, as well as the activities of our suppliers and customers. Any of these events could result in temporary or long-term disruption of our operations, including as a result of physical damage to, or complete or partial closure of, one or more of our facilities, or have an impact on the operations of our suppliers or customers. If we are unable to restart operations quickly at key locations, find alternative suppliers or quickly repair damage, we could be late in delivering, or be unable to deliver, products to our customers, which could result in damage to our reputation, business and prospects, any of which could have an adverse effect on our results of operations and financial condition.

Existing insurance arrangements may not provide full protection for the costs that may arise from any climate change-related events, and recurring extreme weather events could reduce the availability or increase the cost of insurance. The risks associated with climate change continue to evolve, and we expect that climate change-related risks may increase over time.

Risks Related to Our Growth Strategy

Our acquisitions, joint ventures and strategic alliances expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.

As part of our business strategy, we from time-to-time have merged with or acquired businesses and/or formed joint ventures and strategic alliances and may continue to do so in the future. For example, the Company closed the Bombardier Acquisition (as defined below) on October 30, 2020. Combining our businesses may be more difficult, costly, or time consuming than expected. In addition, events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from the acquisition. The success of this acquisition and other acquisitions will depend on, among other things, our ability to realize the anticipated benefits and cost savings from combining our and the acquired businesses in a manner that facilitates growth opportunities and realizes anticipated synergies and cost savings. The anticipated benefits and cost savings from acquisitions, as well as from joint ventures and strategic alliances, may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Further, the integration of acquired companies and managing relationships with joint venture partners involve a number of risks, including, but not limited to the diversion of management’s attention to the integration or oversight of operations, difficulties in the assimilation or cooperation of different cultures and practices, reliance on sellers under transition services agreements or partners under joint venture or alliance agreements, as well as in the assimilation of geographically dispersed operations and personnel, difficulties in the integration of departments, systems (including accounting, production, IT, and other critical systems), technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal accounting controls), procedures, and policies and compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and other applicable anti-bribery laws.

We face risks as we work to successfully execute on new or maturing programs.

New or maturing programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules, unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new or maturing aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new or maturing programs to a customer’s satisfaction or manufacture products at our estimated costs, if we were unable to successfully perform under revised design and manufacturing plans or successfully resolve claims and assertions, or if a new or maturing program in which we had made a significant investment were to be terminated or experienced weak demand, delays or technological problems, our business, financial condition, and results of operations could be materially adversely affected. Some of these risks have affected our maturing programs to the extent that we have recorded significant forward losses and maintain certain of our maturing programs at zero or low margins due to our inability to overcome the effects of these risks, which have been greatly exacerbated by significantly reduced current and future production volumes related to the COVID-19 pandemic. We continue to face similar risks as well as the potential for default, quality problems, or inability to meet weight requirements and these could result in continued zero or low margins or additional forward losses, and the risk of having to write-off additional inventory if it were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge, and tooling.

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

Risks Related to Legal and Regulatory Matters

Prolonged periods of inflation where we do not have adequate inflation protections in our customer contracts could have a material adverse effect on our results of operations.

A majority of our sales are conducted pursuant to long-term contracts that set fixed unit prices. Certain, but not all, of these contracts provide for price adjustments for inflation or abnormal escalation. Although we have attempted to minimize the effect of inflation on our business through contractual protections, the presence of longer pricing periods within our contracts increases the likelihood that there will be sustained or higher than anticipated increases in costs of labor or material. Furthermore, if one of the raw materials on which we are dependent (e.g., aluminum, titanium, or composite material) were to experience an isolated price increase without inflationary impacts on the broader economy, we may not be entitled to inflation protection under certain of our contracts. If our contractual protections do not adequately protect us in the context of substantial cost increases, it could have a material adverse effect on our results of operations.

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

Risks Related to Our Governmental and Global Activities

Our global footprint subjects us to the risks of doing business in foreign countries.

We have activities and operations globally (through wholly owned indirect or direct subsidiaries and joint ventures), including in the United Kingdom, France, Malaysia, Morocco and China. In addition, we derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the U.S and, for the twelve months ended December 31, 2021, direct sales to our non-U.S. customers accounted for approximately 29% of our net revenues. We expect that our and our customers’ international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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

In 2020, the Company announced significant workforce reductions to assist with alleviating costs due to the B737 MAX grounding and the COVID-19 pandemic. The Company’s ability to ramp up in production rates across multiple programs and on the B737 MAX program will depend, in part, on the Company’s ability to hire employees to fill any gaps left by the workforce reductions. If the Company is unable to hire such employees, production could be adversely impacted.

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

As part of the Bombardier Acquisition, the Company acquired Short Brothers plc ("Shorts"), which sponsors the Shorts Pension, a defined benefit pension plan that is closed to new participants. The Shorts Pension closed to the future accrual of additional benefits for current participants at the end of 2021.

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

Risks Related to our Debt, Liquidity, Financial Estimates and Taxes

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

As of December 31, 2021 our corporate credit ratings were B by Standard & Poor’s Global Ratings, and B2 by Moody’s Investors Service, Inc. As compared to the Company’s prior investment grade rating, these ratings and our current credit condition affects, among other things, our ability to access new capital. Further negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt.

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

As of December 31, 2021, we had total debt of $3,792.2 million. In addition to our debt, as of December 31, 2021, we had $15.9 million of letters of credit and letters of guarantee outstanding.

Our significant indebtedness could adversely affect our business, results of operations and financial condition in a number of ways by, among other things:

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
•incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us; and
•enter into strategic transactions.

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

The Company recognizes revenue using the principles of Accounting Standards Codification ("ASC") Topic 606, Revenue from contracts with customers (“ASC 606”), and estimates revenue and cost for contracts that span a period of multiple years. This method of accounting requires judgment on a number of underlying assumptions to develop our estimates such as favorable trends in volume, learning curve efficiencies, and future pricing from suppliers that reduce our production costs. However, several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates such as technical problems, delivery reductions, materials shortages, supplier difficulties, and multiple other events.

Other than certain increases in raw material costs that can generally be passed on to our customers, in most instances we must fully absorb cost overruns. Due to the significant length of time over which some revenue streams are generated, the variability of future period estimated revenue and cost may be adversely affected if circumstances or underlying assumptions change. Our estimated costs have exceeded our estimated revenues under a fixed-price contract in the past, and we have been required to recognize a forward loss on the affected program, which has had a material adverse effect on our results of operations, and this could recur in the future. The risk particularly applies to products such as the B787 and A350, in that our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production efficiencies. Further production rate changes or claims relating to inspection and rework requests may result in additional incremental forward loss charges.

Further, some of our long-term supply agreements, such as the Sustaining Agreement and the B787 Agreement, provide for the re-negotiation of established pricing terms at specified times in the future. If such negotiations result in costs that exceed our revenue under a fixed-price contract, or operating margins that are lower than our current margins, we may need to recognize a forward loss on the affected program, which could have a material adverse effect on our results of operations.

Additionally, variability of future period estimated revenue and cost may result in recording additional valuation allowances against future deferred tax assets, which could adversely affect our future financial performance.

We may not be able to generate sufficient taxable income to fully realize our domestic deferred tax assets.

At December 31, 2021, we have recognized a valuation allowance against nearly all of our domestic net deferred tax assets. Changes that are adverse to the Company could result in the need to record additional deferred tax asset valuation allowances resulting in a charge to results of operations and a decrease to total stockholders’ equity.

Risks Related to our Common Stock

We cannot assure you that we will continue to declare and pay cash dividends on our Common Stock at historical levels or at all.

On February 6, 2020, the Company announced that its Board of Directors, or Board, reduced its quarterly dividend to a penny per share to preserve liquidity. The Board regularly evaluates the Company's capital allocation strategy and dividend policy. Any future determination to continue to pay dividends, or to pay higher dividends, will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will be declared and paid at historical levels or at all.

Spirit Holdings’ certificate of incorporation, by-laws and our supply agreements with Boeing contain provisions that could discourage others from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

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

Item 1B.    Unresolved Staff Comments
    None.

Item 2.    Significant Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2021 are set forth below:

Location	Primary Use	Approximate Square Footage	Owned/Leased
United States
Wichita, Kansas(1)	Primary Manufacturing	12.7 million	Owned/Leased
	Facility/Offices/Warehouse
Tulsa, Oklahoma	Manufacturing Facility	1.7 million	Leased
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	851,000	Leased
Dallas, Texas	Manufacturing	165,000	Leased
Biddeford, Maine	Manufacturing	187,000	Owned/Leased

United Kingdom
Prestwick, Scotland	Manufacturing Facility	1.06 million	Owned
Belfast, Northern Ireland	Manufacturing Facility/Offices	3.01 million	Owned/Leased
Malaysia
Subang, Malaysia	Manufacturing	386,000	Owned/Leased
France
Saint-Nazaire, France	Primary Manufacturing/Office	75,000	Leased
Africa
Casablanca, Morocco	Primary Manufacturing	312,000	Owned
_______________________________________

(1)89% of the Wichita facility is owned.

Our physical assets consist of 20.4 million square feet of building space located on 1,472 acres in ten facilities. Production across our Commercial, Defense & Space, and Aftermarket segments is located in our primary manufacturing facility located in Wichita, Kansas. Additional Commercial segment work is produced at our Tulsa, Oklahoma; Kinston, North Carolina; Saint Nazaire, France; Prestwick, Scotland; Belfast, Northern Ireland; Subang, Malaysia and Casablanca, Morocco facilities. Additional Defense & Space work is produced at our Tulsa, Oklahoma; Biddeford, Maine; Prestwick, Scotland and Belfast, Northern Ireland facilities. Additional Aftermarket segment work is produced at our Tulsa, Oklahoma; Kinston, North Carolina; Dallas, Texas; Prestwick, Scotland; Belfast, Northern Ireland and Casablanca, Morocco facilities. Our McAlester, Oklahoma site, which supplied machined parts and sub-assemblies to the Wichita and Tulsa facilities, ceased operations in early 2021 and was sold in late December 2021 with those functions being consolidated into our Tulsa and Wichita sites. In July 2019, we entered into a lease for a facility in San Antonio, Texas which specializes in sheet metal fabrication, machining, metal finishing and kitting. Following the transfer of work from San Antonio to other sites in the first half of 2021, the site was closed in mid-2021.

The Wichita facility, which includes the Company's corporate offices, is comprised of 650 acres, 8.0 million square feet of manufacturing space, 1.8 million square feet of offices and laboratories for the engineering and design group and 2.9 million square feet for support functions and warehouses. The Wichita site has access to transportation by rail, road, and air via the runways of McConnell Air Force Base.

The Tulsa facility consists of 1.7 million square feet of building space set on 147 acres. The Tulsa plant is located five miles from an international shipping port (Port of Catoosa) and is located next to the Tulsa International Airport.

The Wichita and Tulsa manufacturing facilities have significant scale to accommodate the very large structures that are manufactured there, including, in Wichita, entire fuselages. These two U.S. facilities are in close proximity, with approximately 175 miles between Wichita and Tulsa.

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

The Dallas, Texas operation is in two leased buildings totaling 165,000 square feet with proximity to the Dallas/Fort Worth logistical hub and is within seven miles of the Dallas Love Field Airport. This is a world class MRO/CRO facility that specializes in nacelle and flight control surfaces. The facility has FAA/EASA Part 145 & Part 21G certificates and services customers across the Americas.

The Biddeford, Maine site was purchased in 2020 and consists of 187,000 square feet at two locations on 22 total acres. The primary function of these sites is carbon/carbon composite and thermal protection system manufacturing.

The Prestwick facility consists of 1,055,000 square feet of building space, comprised of 519,000 square feet of manufacturing space, 293,000 square feet of office space, and 243,000 square feet of warehouse/support space. This facility is set on 93 acres. The Aerospace Innovation Center, a new 70,000 square foot facility, was completed and opened for business in 2021. The Prestwick plant is located within close proximity to the motorway network that provides access between England and continental Europe. It is also easily accessible by air (at Prestwick International Airport) or by sea. A portion of the Prestwick facility is leased to the Regional Aircraft division of BAE Systems and certain other tenants.

The Belfast, Northern Ireland facility consists of seven sites on 203 acres within 12 miles of the main factory at Queens Island totaling 3.01 million square feet. All buildings are Spirit owned, but two sites are on leased acreage. The operations conducted at these sites include machined parts, auto-riveting and major aerostructures final assembly; fabrication and wing assembly for the A220; composite fabrication for multi-programs; sheet metal fabrication, metal bonding, chem-milling, composite parts manufacturing, and panel fabrication and assembly; nacelle production and MRO repair for multi-programs; and engineering services.

The Malaysian manufacturing plant is located at the Malaysia International Aerospace Center in Subang. The 386,000 square foot leased facility is set on 45 acres and is centrally located with easy access to Kuala Lumpur, as well as nearby ports and airports. The facility assembles composite panels for wing components and sub-structures for fuselage.

The Saint-Nazaire, France site was originally built on 6.25 acres and totals 75,000 square feet. The purchase of an additional 2.78 acres was finalized in December 2019 for the purpose of expanding the manufacturing footprint, bringing the total acreage to 9.03 acres. This facility receives center fuselage frame sections for the Airbus A350 XWB from the facility in Kinston, North Carolina. Sections designed and manufactured in North Carolina are shipped across the Atlantic, received in Saint-Nazaire, and assembled before being transported to Airbus.

The Casablanca, Morocco site rests on 7 acres and totals 312,000 square feet with access to the Moroccan aeronautical hub, with the Mohammod V Airport being within two miles of the site. Operations in Casablanca include CRJ nacelle and flight commands, mid fuselage work on the A220, nacelle work on the A320neo, and mid fuselage work on the C350.

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
Tom Gentile III, 57. Mr. Gentile became President and Chief Executive Officer on August 1, 2016. From April 2016 to July 2016, Mr. Gentile served as Executive Vice President and Chief Operating Officer. From 2014 to April 2016, Mr. Gentile served as President and Chief Operating Officer of GE Capital where he oversaw GE Capital’s global operations, IT, and capital planning and served on its board of directors. Mr. Gentile had been employed by GE since 1998, and prior to his most recent position with GE, held the position of President and CEO of GE Healthcare’s Healthcare Systems division from 2011 until 2014 and the position of President and CEO of GE Aviation Services from 2008 until 2011. Mr. Gentile received his Bachelor of Arts degree in economics and Master of Business Administration degree from Harvard University, and also studied International Relations at the London School of Economics.

Mark Suchinski, 55. Mr. Suchinski became Senior Vice President and Chief Financial Officer on January 29, 2020. In this role he is responsible for the overall financial management of the Company, its financial reporting and transparency, and multiple corporate functions including Controller and Treasury. He also has responsibility for Investor Relations, Strategy, and Mergers and Acquisitions. Mr. Suchinski has been with Spirit since 2006, and most recently, Mr. Suchinski served as Spirit’s Vice President, Quality, from August 2019 to January 2020 and as Spirit’s Vice President, Boeing 787 Program, from February 2018 to August 2019. Prior to that, Mr. Suchinski served as Spirit Holdings' and Spirit’s Vice President, Controller and Principal Accounting Officer from February 2014 to February 2018. Prior to February 2014, he held the following roles at Spirit: October 2013 to February 23, 2014 - Vice President, Treasurer and Financial Planning; August 2012 to October 2013 - Vice President, Finance and Treasurer; from July 2010 to August 2012, Vice President, Financial Planning & Analysis and Corporate Contracts; from January 2009 to July 2010, Controller – Fuselage Segment; and from September 2006 to January 2009, Controller – Aerostructures Segment. Prior to joining Spirit in 2006, he was at Home Products International, where he held the position of Corporate Controller from 2000 to 2004 and the position of Vice President and Chief Accounting Officer from 2004 to 2006. Prior to that, he held financial leadership positions of controller and senior finance manager at other companies. He also spent three years in public accounting. Mr. Suchinski received his Bachelor of Science degree in Accounting from DePaul University.

William (Bill) Brown, 59. Mr. Brown has served as Senior Vice President, Boeing Programs, since October 2018. Previously, from 2014 to 2018, Mr. Brown served as Senior Vice President and General Manager, Oklahoma Operations, Business and Regional Jets and Global Customer Support. Mr. Brown assumed responsibility of Oklahoma Operations in December 2014 and responsibility of Business and Regional Jets in September 2017. Mr. Brown joined Spirit and Spirit Holdings' in May 2014 as Senior Vice President, Global Customer Support and Services. Previously, Mr. Brown served as Executive Vice President for Global Operations and President for Global Customer Service and Support at Beechcraft from 2007 to May 2014. Prior to joining Beechcraft, Mr. Brown served as President and General Manager of AAR Aircraft Services in Oklahoma and held senior-level positions with Independence Air, Avborne Inc. and Midwest Airlines. Mr. Brown received his Bachelor of Science degree in Aviation Management from Oklahoma State University and his Masters of Business Administration degree from Colorado State University. He also holds an A&P license and is a commercial instrument pilot.

Terry George, 60. Mr. George became Senior Vice President of Boeing 737 Program and Operations and Advanced Manufacturing Strategy on January 29, 2020. From July 2018 to January 29, 2020, Mr. George served as Vice President of New Product Development and Advanced Manufacturing Strategy. In this role, he was responsible for the Company’s factory automation strategy and implementation and new aircraft development. Additional roles include: Vice President and General Manager of Airbus Programs, Kinston, NC from July 2016 – 2018, several positions on the 787 program including Vice President of 787 Program Management, Senior Director and Director of 787 Operations, product line manager for the 787 Composites Fabrication and lastly, part of the Life Cycle Product team for the 787 program from June 2003 – April 2005. Mr. George began his career at Boeing in July 1983 in Industrial Engineering and was named manager on the 737 program in 1991.

In 1995, he was named product line manager of Automated Fastening for the 737 program. Mr. George earned his bachelor’s and master’s degrees in Business Administration, both from Wichita State University.

Duane Hawkins, 63. Mr. Hawkins is Executive Vice President of Spirit Holdings' and President, Defense and Space Division of Spirit AeroSystems, Inc., and has served in that role since October 2021. In his role, he leads Spirit’s business in the military and space sectors. Prior to that, beginning in October 2018, Mr. Hawkins was Senior Vice President of Defense and Fabrication. Previously, from July 2015 to October 2018, he served as Senior Vice President and General Manager of Boeing, Defense, Business and Regional Jet Programs and Global Customer Support. From July 2013 to June 2015, Mr. Hawkins served as Senior Vice President, Operations. In that position, he had responsibility and oversight for Defense, Supply Chain Management, Fabrication, Global Quality, and Operations, including global footprint, Manufacturing Engineering, Industrial Engineering, and Tooling. Prior to joining Spirit, Mr. Hawkins held several positions at Raytheon Missile Systems between 2002-2013. Mr. Hawkins served as Vice President, Deputy Air Warfare Systems; Vice President, Deputy Land Combat Systems; and Vice President, Deputy Supply Chain Management and Standard Missile Program Director. From 1994 to 2001, Mr. Hawkins was President of Defense Research Inc. ("DRI"), and from 1993 to 1994 he was Vice President, Engineering at DRI. He was factory manager for Hughes Missile Systems/ General Dynamics from 1991 to 1993, and Chief of Manufacturing Engineering for General Dynamics Missile Systems from 1988 to 1991. Mr. Hawkins holds a Bachelor of Science degree in manufacturing/industrial engineering from Brigham Young University and a Master in Business Administration degree from Regis University.

Kailash Krishnaswamy, 44. Mr. Krishnaswamy became Senior Vice President of Aftermarket Services in October 2021, and leads Spirit’s aftermarket business. Prior to this role, Mr. Krishnaswamy served as Vice President of Mergers and Acquisitions ("M&A"), and China Operations from March 2017 to October 2021. Mr. Krishnaswamy joined Spirit in March 2017 from United Technologies Corporation (UTC) where he was a senior director in Corporate M&A from November 2015 to March 2017. In that role, he was responsible for companywide business and financial strategies including digital transformation, additive manufacturing, capital markets alternatives, divestitures and M&A. His first assignment at UTC was to execute the sale of Sikorsky. Prior to UTC, Mr. Krishnaswamy held investment banking positions at Credit Suisse, where he developed and executed M&A transactions in the Aerospace & Defense sector. He began his career at Honeywell Aerospace providing technology strategy, competitive intelligence, intellectual property and innovation portfolio expertise to internal R&D teams. Mr. Krishnaswamy is a graduate of the Indian Institute of Technology, Delhi, has an MBA from the University of Chicago Booth School of Business, and earned a Ph.D. in mechanical control systems from the University of Minnesota.

Samantha Marnick, 51. Ms. Marnick has served as Spirit and Spirit Holdings' Executive Vice President and Chief Operating Officer since July 28, 2020 and became President, Commercial Division in October 2021. Ms. Marnick oversees Spirit’s global commercial aviation operations, including its programs with Airbus and Boeing, business and regional jets, and emerging markets such as eVtol. In addition, she has leadership of Spirit’s supply chain, fabrication, tooling, and facilities organizations. From October 1, 2018 to July 28, 2020, Ms. Marnick served as Spirit and Spirit Holdings' Executive Vice President, Chief Administration Officer and Strategy. From August 2016 to October 1, 2018, Ms. Marnick served as Executive Vice President, Chief Administration Officer. From October 2012 to July 2016, Ms. Marnick served as Senior Vice President, Chief Administration Officer. From January 2011 to September 2012, Ms. Marnick served as Senior Vice President of Corporate Administration and Human Resources. From March 2008 to December 2010, Ms. Marnick served as Vice President, Labor Relations and Workforce Strategy, responsible for labor relations, the global human resource project management office, compensation and benefits, and workforce planning. Ms. Marnick previously served as Director of Communications and Employee Engagement from March 2006 to March 2008. Prior to joining the Company, Ms. Marnick was a senior consultant and Principal for Mercer Human Resource Consulting, holding management positions in both the U.K. and in the U.S. Prior to that, Ms. Marnick worked for Watson Wyatt, the U.K.’s Department of Health and Social Security and The British Wool Marketing Board. Ms. Marnick holds a Master degree in Corporate Communication Strategy and Management from the University of Salford.

Kevin Matthies, 52. Mr. Matthies became Senior Vice President, Chief Technology and Quality Officer on July 28, 2020. From January 29, 2020 to July 28, 2020, Mr. Matthies served as Senior Vice President of Quality. From September 2017 to January 29, 2020, Mr. Matthies served as Senior Vice President, Global Fabrication. Mr. Matthies joined Spirit in 2013 and has held various leadership roles in both Airbus and Boeing program management, most recently serving as Vice President, General Manager of the B787 program until September 2017. Prior to joining Spirit, Mr. Matthies spent 26 years at Raytheon Missile Systems, where he most recently served as President of the Javelin joint venture between Raytheon and Lockheed Martin. Mr. Matthies is a 33 year veteran of the aerospace industry, having worked in executive positions for Raytheon Missile Systems, Hughes Aircraft Company, and General Dynamics. Mr. Matthies earned a Bachelor degree in Computer Science from California State University, San Bernadino, and a Master degree in Systems Engineering from the University of Arizona. He is a graduate of Raytheon's Leadership Excellence Program and was the recipient of the Raytheon 2010 Corporate Program Leadership Award.

Scott McLarty, 52. Mr. McLarty became Senior Vice President of Airbus Programs in November 2018. Before assuming the senior vice president position, Mr. McLarty was a Vice President with responsibility for the Company's U.K. and Malaysia business units and was responsible for developing the strategy and driving profitable growth. Mr. McLarty joined the Company in April 2006 as part of the acquisition of the U.K. BAE Systems’ Aerostructures business unit which created Spirit AeroSystems (Europe) Ltd. Throughout his extensive career, Mr. McLarty has held a number of leadership roles in Operations, Project Management, Business Improvement, Supply Chain and HR. He has worked on several aircraft programs including Boeing, Airbus, Hawker, Business Jets and Jetstream aircraft. Mr. McLarty has a breadth of experience in the aerospace industry gathered over 26 years and has key skills within project and program management, HR and industrial relations, commercial customer & government relations, business turnaround and driving strategic growth. Mr. McLarty holds external board-level positions and is influential within the industry and supporting bodies including government boards. He is a Chartered Fellow of the Institute of Personnel Development (FCIPD) and a Fellow of the Royal Aeronautical Society. He holds a Fellowship in Aerospace Manufacturing Management (FAMM) gained at Cranfield University.

Mindy McPheeters, 48. Ms. McPheeters became Senior Vice President of Legal, General Counsel and Corporate Secretary effective March 11, 2021. Ms. McPheeters has been an attorney for the Company since 2015 and held the title of Vice President of Legal and Compliance, Deputy General Counsel until January 2, 2021, when Ms. McPheeters began serving as Interim General Counsel for Spirit AeroSystems. During her legal career at the Company, Ms. McPheeters has also held positions overseeing various aspects of Legal, including Litigation, Commercial, Employment and Compliance. Prior to joining the Company, Ms. McPheeters served as legal counsel for Delta Dental of Kansas and was a partner at Stinson LLP. Ms. McPheeters earned a Bachelor of Business Administration in Accounting from Wichita State University and her Juris Doctor degree from The University of Kansas.

Justin Welner, 52. Mr. Welner became Senior Vice President and Chief Administration Officer & Compliance Officer in October 2021. In this role, Mr. Welner oversees a number of functional areas for Spirit, including human resources, corporate affairs, information technology, environmental health & safety, sustainability, compliance, and risk management. Mr. Welner previously served as Vice President of Human Resources, Corporate Affairs, Information Technology, CEO Business Management and Strategy; Vice President, Human Resources, Corporate Communications and Environment, Health and Safety and Security; Vice President of Human Resources, Communications and EHS and Vice President of Labor Relations, Compensation and Benefits. Mr. Welner joined Spirit in 2012 from Bombardier Learjet, where he served as Director of Human Resources, overseeing all human resource functions. He held numerous other leadership roles within Learjet Business Aircraft in Wichita, Kansas, during his nearly 20 years with the company. In 2017, Mr. Welner joined the IAM National Pension Fund and the Board of Trustees as an Employer Trustee. He is a former member of WSU Tech’s board of directors, and a former board member of the Make-A-Wish foundation. Mr. Welner earned his Bachelor’s in Business Administration from Washburn University and an MBA from Wichita State University.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock, par value $0.01 per share (“Common Stock”), trades on the New York Stock Exchange under the symbol “SPR.” As of January 20, 2022, there were approximately 2,361 holders of record of Common Stock. The closing price on January 20, 2022 was $46.54 per share as reported by the NYSE.

Securities Authorized for Issuance under Equity Compensation Plans
The following table represents securities authorized for issuance under equity compensation plans as of December 31, 2021.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)(5)(6)	(b)	(c)
Restricted Stock Awards
Equity compensation plans approved by security holders
•Omnibus Incentive Plan of 2014(1)	1,327,543	N/A	3,494,130
•Employee Stock Purchase(2)	—	N/A	751,674
•Director Stock Plan(3)	10,129	N/A	—
•Supplemental Executive Retirement Plan(4)	16,023	N/A	—
Equity compensation plans not approved by security holders	—	—	—
Total	1,353,695	—	4,245,804
_______________________________________
(1)The Omnibus Incentive Plan of 2014, as amended (the “Omnibus Plan”), provides for the issuance of incentive awards to officers, directors, employees, and consultants in the form of restricted stock, restricted stock units, stock appreciation rights, and other equity compensation.
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

Stock Performance
The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return of our Common Stock, Standard & Poor’s 500 Stock Index, and the Standard & Poor’s 500 Aerospace & Defense Index. Such returns are based on historical results and are not intended to suggest future performance. We made dividend payments on our Common Stock during the year ended December 31, 2021.

Comparison of Cumulative Five Year Total Returns
Index Value
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Spirit AeroSystems Holdings, Inc.
S&P 500 Index
S&P 500 Aerospace & Defense Index

INDEXED RETURNS	Years Ending
Company/Index	Base Period 12/31/16	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Spirit AeroSystems Holdings, Inc.	100	150.42	124.97	127.06	68.27	75.32
S&P 500 Index	100	121.83	116.49	153.17	181.35	233.41
S&P 500 Aerospace & Defense Index	100	141.38	129.97	169.39	142.18	160.98

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

The Company paid cash dividends of $0.01 per share of Common Stock in each quarter in 2021. The total amount of dividends paid during 2021 was $4.3 million. On January 26, 2022, the Board declared a $0.01 per share quarterly cash dividend on the outstanding Common Stock of the Company payable on April 8, 2022 to stockholders of record at the close of business on March 18, 2022.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases during the three months ended December 31, 2021 of our Common Stock that is registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (3)
	($ in millions other than per share amounts)

October 1, 2021 - November 4, 2021	899	$43.85	—	$925.0
November 5, 2021 - December 2, 2021	3,941	$42.57	—	$925.0
December 3, 2021 - December 31, 2021	3,696	$39.17	—	$925.0
Total	8,536	$41.31	—	$925.0

(1)Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, December 2, 2021 was the last day of our November 2021 fiscal month.

(2)8,536 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the Omnibus Plan. No purchases were made under our Board-approved share repurchase program, described in footnote (3) below.

(3)On October 28, 2018, the Board of Directors increased the capacity of our share repurchase program to $1.0 billion. During the twelve month period ended December 31, 2021, the Company repurchased no shares of Common Stock. As a result, the total authorization amount remaining under the share repurchase program is $925.0 million. Share repurchases are currently on hold due to the impacts of the B737 MAX grounding and the COVID-19 pandemic. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

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

Management’s Focus

For the year ended December 31, 2021, management’s focus was on:
•continued preservation and enhancement of our liquidity and cost reduction in light of the continuing impacts of the COVID-19 pandemic;
•revenue growth and diversification;
•integrating the Belfast, Morocco and Dallas sites;
•repaying and/or restructuring debt; and
•operational execution, with a continuing focus on safety and quality.

For the year ending December 31, 2022, management’s focus is on:
•continued management of the impacts of the COVID-19 pandemic;
•internal and external rate readiness preparedness;
•growth, diversification, and operational execution; and
•safety and quality in the key markets that we serve.

Change to Organizational Structure

On September 30, 2021, we announced a new organizational structure to focus on growth in the key markets that we serve. Under the new structure, we have three primary segments: Commercial, Defense & Space, and Aftermarket. The new organizational structure and leadership changes to support the new structure became effective October 1, 2021. Our financial performance within this report is based on the new organizational structure for all periods presented. Prior period amounts have been restated to conform to the new segment presentation. The new segment structure has no impact on our historical consolidated financial position, results of operations or cash flows.

COVID-19

During the year ended December 31, 2021, the COVID-19 pandemic continued to have a significant negative effect on aviation demand, the aviation industry, our customers, our suppliers, and our business globally, which is expected to continue. Our financial results and prospects are largely connected to global aviation demand and the resulting production rates of our customers. In response to COVID-19 impacts, our customers, including Boeing and Airbus, decreased production rates across many programs and may further adjust production rates in the future. A description of Airbus and Boeing's production rates on our significant programs is included below.

Although the aviation industry showed signs of improvement and recovery during the year ended December 31, 2021, the length of the COVID-19 pandemic and its effect on the aviation industry and our operational and financial performance remains uncertain and outside of our control. Distribution and administration of vaccines generally continued to progress during the period, and travel advisories and restrictions generally eased; however, due to the uncertain and rapidly evolving nature of current conditions around the world (including with respect to the Delta and Omicron variants), we are unable to predict accurately the impact that COVID-19 will have on our business going forward. For additional information, see Item 1A. “Risk Factors.”

Our expectation is that our business operations will not improve until our customers are willing to produce aircraft at sufficient levels, which is dependent upon the public's willingness to use aircraft travel, sufficient OEM orders (without suspension) from airlines, and the financial resources of airlines, other companies, and individuals.

During the year ended December 31, 2021, the Department of Transportation approved our grant claim of $75.5 million filed under the Aviation Manufacturing Jobs Protection Program, a component of the American Rescue Plan Act of 2021. As of December 31, 2021, we have received $37.8 million of the total amount approved with the remainder to be received through the period of the agreement, which expires in March 2022.

On September 9, 2021, President Biden announced new vaccination requirements applicable to federal workers and contractors, large employers and healthcare workers. Subject to limited exceptions, U.S. employees of federal contractors were required to be fully vaccinated against COVID-19 by January 4, 2022. As a federal contactor, we are subject to the executive order and implemented mandatory vaccination rules for all U.S. employees to satisfy the requirements. On December 7, 2021, a federal judge in Georgia issued a preliminary injunction preventing the federal government from enforcing the COVID-19 vaccine mandate for federal contractors and subcontractors. As a result, we suspended the January 4th vaccine deadline for compliance with the mandate. If the requirements, or similar requirements, are reinstated, our implementation of these rules may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

B737 Program

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. On November 18, 2020, the FAA issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes to be made before the aircraft returned to service. Boeing's deliveries of the B737 MAX resumed in the fourth quarter of 2020. Since November 2020, regulators from Brazil, Canada, the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service. The Civil Aviation Administration of China, which is the most significant country remaining to allow the B737 MAX to return to service, issued an airworthiness directive in December 2021, directing corrective actions necessary to allow for return to service. During the year ended December 31, 2021, Boeing continued to receive orders for the B737 MAX, and several additional air carriers resumed flights on the aircraft.

The B737 MAX program is a critical program to the Company. For the twelve months ended December 31, 2021, 2020 and 2019 approximately 35%, 19%, and 53% of our net revenues, respectively, were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Special Business Provisions and the General Terms Agreement (collectively, the “Sustaining Agreement”) between Spirit and Boeing. The Sustaining Agreement is a requirements contract and Boeing can reduce the purchase volume at any time.

We expect that ongoing demand challenges from the B737 MAX grounding will continue to be exacerbated by the COVID-19 pandemic because other programs that mitigate the strain of the lower B737 MAX production rate continue to be suspended or are producing at lower rates. We expect air travel demand will continue to improve from 2021 levels as COVID-19 vaccinations are administered globally. The overall pace of any recovery of air travel demand will depend on availability, speed and acceptance of vaccinations, the speed of continued COVID-19 mutations, effectiveness of vaccines on new strains of the COVID-19 virus, government travel restrictions and availability and speed of test results. We expect that domestic air travel demand will continue to improve in the near term with international air travel demand continuing to lag behind. As a result, we expect that the B737 MAX and other narrowbody production rates will recover to pre-pandemic levels before widebody production rates. For additional information, see Item 1A, “Risk Factors”.

B787 Program

In the year ended December 31, 2020, Boeing announced B787 production rate changes from 10 aircraft per month to 5 aircraft per month. This resulted in an incremental forward loss charge of $192.5 million for the year ended December 31, 2020.

During the fourth quarter of 2020, as Boeing was reviewing its B787 Dreamliner production system, we began analyzing our own B787 production system. Our results for the first quarter of 2021 included an initial assessment regarding the rework required and included an associated estimated loss of $29.3 million. During the second quarter of 2021, we continued to evaluate and refine our estimate of costs related to engineering changes and rework based upon additional information received from Boeing, and further refined the areas of the B787 which could require rework in the forward section, including our assessment of costs. As a result of our further assessment, we recorded an incremental forward loss charge of $46.4 million for the second quarter of 2021. Based on our assessment of the B787 program demand received from Boeing in September 2021, we incurred an incremental forward loss of $45.5 million for the third quarter of 2021, principally driven by the impact of reduced production volumes and the corresponding amount of fixed overhead absorption applied to lower deliveries. In the fourth quarter of 2021, further reductions to planned production volumes received from our customer resulted in an incremental forward loss of $32.3 million.

Changes to the scope of quality issues and any associated rework may increase or decrease the total estimated provision as of December 31, 2021. Additionally, production rate changes, changes in cost assessments, or claims could result in additional incremental forward loss charges. See also Note 22, Commitments, Contingencies and Guarantees.

Airbus Programs

All Airbus programs have experienced production rate reductions as a result of the COVID-19 pandemic impact to both international and global travel.

As a result of customer driven production rate changes, and quality-related costs, the A350 program recorded forward loss charges of $55.2 million for the year ended December 31, 2021. The A220 wing and mid-fuselage sections acquired from Bombardier had forward loss liabilities of approximately $320 million in the opening balance sheet as a result of the application of ASC 805 Business Combinations, see Note 28 to the Consolidated Financial Statements, Acquisitions.
Bombardier Acquisition
On October 30, 2020, Spirit and Spirit AeroSystems Global Holdings Limited (“Spirit UK”), wholly owned subsidiaries of the Company, completed their previously announced acquisition of the outstanding equity of Shorts and Bombardier Aerospace North Africa SAS ("BANA"), and substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Business”), along with the assumption of certain liabilities of Shorts and BANA (the “Bombardier Acquisition”). For further information, see Note 28 Acquisitions. Our integration activities on the Bombardier Acquisition are largely complete as of December 31, 2021.

The Company, acting through certain of its subsidiaries, assumed certain liabilities of the acquired entities, including the net pension liabilities under the Shorts Pension scheme and Short’s obligations under a repayable investment agreement with the Department for Business, Energy and Industrial Strategy of the U.K. Government. During the year ended December 31, 2021, the Shorts Pension was amended and was closed to the future accrual of benefits for all employees who were members of the plan, effective December 10, 2021. From December 11, 2021, affected employees will build up future retirement savings in a new defined contribution scheme. The impact of the closure of the Shorts Pension resulted in a curtailment gain of $61.0 million for the year ended December 31, 2021. On October 30, 2021, Shorts paid a special contribution of £100 million to the Shorts Pension scheme. See Note 17, Pension and Other Post-Retirement Benefits for more information. The A220 wing and mid-fuselage sections acquired from Bombardier had forward loss liability of approximately $320 million in the opening balance sheet as a result of the application of ASC 805 Business Combinations.

Critical Accounting Estimates
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

Revenues and Profit Recognition
Revenue is recognized using the principles of ASC 606 (“ASC 606”), Revenue from contracts with customers. Revenue is recognized when, or as, control of promised products or services transfers to a customer, and the amount recognized reflects the consideration that the Company expects to receive in exchange for those products or services. See Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, for a further description of revenue recognition under ASC 606. In determining our profits and losses in accordance with this method, we are required to make significant judgments regarding our future costs, variable elements of revenue, the standalone selling price, and other variables. We continually review and update our assumptions based on market trends and our most recent experience. If we make material changes to our assumptions, we may have positive or negative cumulative catch-up adjustments related to revenues previously recognized, and in some cases, we may adjust forward loss reserves. When we experience abnormal production costs such as excess capacity costs the Company expenses the excess costs in the period incurred and reports as segment costs of goods sold. These excess costs (actual and estimated future costs) are excluded from the estimates at completion of our accounting contracts with customers. For a broader description of the various types of risks we face related to new and maturing programs, see Item 1A. “Risk Factors”.
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
In accordance with our annual assessment policy, we performed a qualitative assessment of goodwill for impairment as of the beginning of the fourth quarter based on the goodwill balances that existed as of September 30, 2021. As of September 30, 2021, the balance of goodwill was $623.6 million. Goodwill primarily represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the acquisition of Fiber Materials Inc. ("FMI") in the first quarter of 2020 and the completion of the acquisition of the outstanding equity of Short Brothers plc (“Shorts”) and Bombardier Aerospace North Africa SAS ("BANA"), and substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Businesses”), along with the assumption of certain liabilities of Shorts and BANA (the “Bombardier Acquisition”) in the fourth quarter of 2020 and the acquisition of the assets of Applied Aerodynamics, Inc. ("Applied") during the three months ended July 1, 2021. Management concluded through the assessment that it is not more likely than not that the fair value of any of our reporting units is less than the respective carrying value, and therefore, the Company's goodwill was not impaired. The variability of the factors used in our assessment depends on a number of conditions, including uncertainty associated with the COVID-19 pandemic, and whether the impacts of the pandemic could result in an impairment of our goodwill. Our current estimates reflect potential production rate reduction scenarios for our primary customers that are not permanent in nature as we assume there will be an economic recovery from the impact of the COVID-19 pandemic and global passenger levels will ultimately return to pre-COVID-19 levels.

Pension
Many of our employees have earned benefits under the defined benefit pension plans. Effective June 17, 2005, pension assets and liabilities were spun-off from three Boeing qualified plans into four qualified Spirit plans for each Spirit employee who did not retire from Boeing by August 1, 2005. Effective December 31, 2005, all four qualified plans were merged together. In addition, Spirit has one nonqualified plan providing supplemental benefits to executives who transferred from a Boeing nonqualified plan to a Spirit plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of the Boeing Acquisition (i.e., no future service benefits are being earned in these plans). The Company intends to fund its qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans’ participants and are structured to maintain liquidity that is sufficient to pay benefit obligations. Effective October 1, 2021, the Company spun off a portion of the existing Pension Value Plan ("PVP A"), called PVP B. As part of the plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution is expected in the first quarter of 2022.

On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a U.K. defined benefit pension plan for those employees based in Prestwick that had pension benefits remaining in BAE Systems’ pension plan. Effective December 31, 2013, this Prestwick pension plan was closed and benefits were frozen and thereafter subject only to statutory pension revaluation.
On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired two further defined benefit plans for current and former employees at the Belfast location. As of December 31, 2021, the Company had concluded its consultation and communication with employee and Trade Union representatives on the closure of the largest of the defined benefit plans acquired as part of the Bombardier Acquisition, the Shorts Pension (as defined below). The outcome is that the Shorts Pension was amended and closed to the future accrual of benefits for all employees who are members of the plan, effective December 10, 2021. From December 11, 2021, affected employees will build up future retirement savings in a new defined contribution scheme. For the for the twelve months ended December 31, 2021, the impact of the closure of the Shorts Pension resulted in a curtailment gain of $61.0 million. The remaining plan is closed to new hires and the future accrual of benefits, as the final employees accruing service in the plan left Company employment. In accordance with the agreement reached as part of the Bombardier Acquisition, the Company made contributions of $154.7 million to improve the funded status of the Belfast defined benefit plans during 2021, which included a one-time special contribution of $137.6 million to the Shorts Pension plan during October 2021. Contributions in respect of the accrual of benefits up to December 10, 2021 and other costs were paid in addition. See Note 17, Pension and Other Post-Retirement Benefits for more information. In accordance with legislation, each of the U.K. plans and their assets are managed by independent trustee companies.
Accounting guidance requires an annual measurement of our projected obligation and plan assets. These measurements are based upon several assumptions, including the discount rate and the expected long-term rate of asset return. Future changes in assumptions or differences between actual and expected outcomes can significantly affect our future annual expense, projected benefit obligation and shareholders’ equity.
The projected benefit obligation and net periodic pension cost are sensitive to discount rates. The projected benefit obligation would decrease by $163.4 million or increase by $173.9 million if the discount rate increased or decreased by 25 basis points. The 2021 net periodic pension cost would increase by $5.6 million or decrease by $6.3 million if the discount rate increased or decreased by 25 basis points at each applicable measurement date. Additionally, net periodic pension cost is also sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2021 net periodic pension cost by $10.1 million.

For additional information, see Item 1A. “Risk Factors". We could be required to make future contributions to our defined benefit pension and post-retirement benefit plans as a result of adverse changes in interest rates and the capital markets. Adverse changes in the securities markets or interest rates, changes in actuarial assumptions, and legislative or other regulatory actions could substantially increase the costs of these plans and could result in a requirement to contribute additional funds to the plans.
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
This assessment is completed on a taxing jurisdiction and entity filing basis. Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S. and U.K., management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets at December 31, 2020. This determination was made as the Company entered into a U.S. cumulative loss position during the first half of 2021, as prior period positive earnings fall outside of the three-year measurement period. Additionally, entities of the U.K. operations are in cumulative loss positions after the inclusion of 2020 and 2021 losses and the Company anticipates U.K. entities will be in cumulative loss positions during the first half of 2022.
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

Results of Operations
The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve Months Ended
	December 31, 2021(1)	December 31, 2020(1)(2)	December 31, 2019(2)
	($ in millions)
Net revenues	$3,953.0	$3,404.8	$7,863.1
Cost of sales	4,070.8	3,845.5	6,786.4
Gross (loss) profit	(117.8)	(440.7)	1,076.7
Selling, general and administrative	279.9	237.4	261.4
Restructuring cost	8.2	73.0	—
Research and development	53.3	38.8	54.5
Loss on disposal of assets	—	22.9	—
Operating (loss) income	(459.2)	(812.8)	760.8
Interest expense and financing fee amortization	(242.6)	(195.3)	(91.9)
Other income (expense), net	146.6	(77.8)	(5.8)
(Loss) income before income taxes and equity in net (loss) income of affiliates	(555.2)	(1,085.9)	663.1
Income tax benefit (provision)	17.2	220.2	(132.8)
Income before equity in net (loss) income of affiliates	(538.0)	(865.7)	530.3
Equity in net loss of affiliates	(2.8)	(4.6)	(0.2)
Net (loss) income	$(540.8)	$(870.3)	$530.1
_______________________________________

(1)See “Twelve Months Ended December 31, 2021 as Compared to Twelve Months Ended December 31, 2020” for detailed discussion of operating data.
(2)See “Twelve Months Ended December 31, 2020 as Compared to Twelve Months Ended December 31, 2019” for detailed discussion of operating data.

Comparative shipset deliveries by model are as follows:

	Twelve Months Ended
Model	December 31, 2021	December 31, 2020	December 31, 2019
B737	162	71	606
B747	6	6	6
B767	34	28	33
B777	23	39	56
B787	37	112	166
Total Boeing	262	256	867
A220	56	43	40
A320 Family	467	466	682
A330	20	20	35
A350	42	62	111
A380	—	—	1
Total Airbus	585	591	869
Total Business/Regional Jets (1)	181	73	55
Total	1,028	920	1,791
_______________________________________

(1)Beginning in the fourth quarter of 2020, total business/regional jet deliveries includes deliveries related to the Bombardier Acquisition.

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
Net revenues by prime customer are as follows:

	Twelve Months Ended
Prime Customer	December 31, 2021	December 31, 2020	December 31, 2019
	($ in millions)
Boeing	$2,206.0	$2,043.8	$6,237.2
Airbus	945.6	773.3	1,250.6
Other	801.4	587.7	375.3
Total net revenues	$3,953.0	$3,404.8	$7,863.1

Changes in Estimates
During the twelve months ended December 31, 2021, we recognized unfavorable change in estimates of $246.5 million primarily driven by the impact of reduced production volumes on the B787 and A350 programs and the corresponding amount of fixed overhead absorption applied to lower deliveries, engineering analysis and estimated costs of rework on the B787 program, estimated quality improvement costs on the A350 program, and cost performance on the B767 program. During the twelve months ended December 31, 2020, we recognized unfavorable change in estimates of $400.7 million primarily driven by production rate changes on the B787 program from 10 aircraft per month to 5 aircraft per month, production rate changes on the A350 program from 9 aircraft per month to 4 aircraft per month, and rate reductions across all programs due to the COVID-19 pandemic. During the twelve months ended December 31, 2019, we recognized unfavorable changes in estimates of $65.5 million primarily driven by production rate change on the B787 program from 14 aircraft per month to 10 aircraft per month.
Twelve Months Ended December 31, 2021 as Compared to Twelve Months Ended December 31, 2020
Net Revenues. Net revenues for the twelve months ended December 31, 2021 were $3,953.0 million, an increase of $548.2 million, or 16.1%, compared with net revenues of $3,404.8 million, for the prior year. The increase was primarily due to increased production volumes on the B737 MAX program, incremental revenues from our A220 wing and Bombardier programs, which were acquired late in 2020, and increased aftermarket revenues, partially offset by lower production on B777, B787, and A350 programs. Approximately 80% of the Company's net revenues in 2021 came from our two largest customers, Boeing and Airbus.
Deliveries to Boeing increased to 262 shipsets during the twelve months ended December 31, 2021, compared to 256 shipsets delivered in the prior year, primarily driven by production increases on the B737 program, partially offset by lower shipset deliveries on the B777 and B787 programs. Deliveries to Airbus decreased to 585 shipsets during the twelve months ended December 31, 2021, compared to 591 shipsets delivered in the prior year, primarily driven by higher A220 deliveries that were more than offset by lower production volumes on the A350 program. Production deliveries of business/regional jet wing and wing components increased to 181 shipsets during the twelve months ended December 31, 2021, compared to 73 shipsets delivered in the prior year, primarily driven by incremental work statement acquired with the Bombardier Acquisition in late 2020.
Gross (Loss) Profit. Gross (loss) profit for the twelve months ended December 31, 2021 was ($117.8) million, as compared to ($440.7) million for the same period in the prior year, a decrease in loss of $322.9 million. The improvement in gross loss reflects an increased volume of B737 MAX production, relatively lower forward loss charges on the B787 and A350 programs as compared to the prior year period, lower excess capacity production costs versus the prior period, partial recognition of the Aviation Manufacturing Jobs Protection Program grant which was awarded in the current year, and incremental profit from business/regional jet programs that were acquired with the Bombardier Acquisition in late 2020, partially offset by lower margins on the B777 program, increased costs on a non-classified program, and greater warranty expense in the current period.
SG&A and Research and Development.  SG&A expense was $42.5 million higher for the twelve months ended December 31, 2021, as compared to the same period in the prior year, primarily due to a charge related to a current year ruling in favor of the Company's former Chief Executive Officer (see Note 22, Commitments, Contingencies and Guarantees) and incremental expenses from our recently acquired Belfast site, which was acquired late in the prior year. Research and development expense for the twelve months ended December 31, 2021 reflects increased activity and was $14.5 million higher as compared to the same period in the prior year.
Restructuring Costs and Disposal of Assets. Restructuring costs were $64.8 million lower for the twelve months ended December 31, 2021, compared to the same period in the prior year. The variance reflects higher cost-alignment and headcount reduction activity seen in the prior year. The total restructuring costs of $8.2 million in the current year largely include costs related to the McAlester and San Antonio site closures. Losses on disposals of assets were $22.9 million in the prior year, and were related to production decreases, process-related changes and quality improvement initiatives on the B787 and A350 programs.
Operating (Loss) Income.  Operating (loss) income for the twelve months ended December 31, 2021 was $(459.2) million, an improvement of $353.6 million, compared to operating (loss) income of $(812.8) million for the prior year. The decreased loss was primarily driven by the decreased gross loss on sales and reductions to restructuring costs mentioned above.
Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the twelve months ended December 31, 2021 increased by $47.3 million as compared to the prior year. Current year interest expense and financing fee amortization included $197.4 million of interest and fees paid or accrued in connection with long-term debt and $8.9 million in amortization of deferred financing costs and original issue discount compared to $160.3 million of interest and fees paid or accrued in connection with long-term debt and $17.5 million in amortization of deferred financing costs and original issue discount for the prior year. The remaining variance from the comparable prior period is driven by interest expense recognized on the repayable investment agreement with BEIS. See also Note 16, Debt and Note 28, Acquisitions.
Other Income (Expense), net.  Other income for the twelve months ended December 31, 2021 was $146.6 million, compared to other expense of $77.8 million for the same period in the prior year. The improvement of $224.4 million during 2021 was primarily driven by a net pension loss recognized in the prior year period related to a voluntary retirement program, whereas the current year period includes net pension income, including a curtailment gain recognized related to the closure of the Shorts Pension to future benefit accrual for current and former employees at the Belfast location. In addition, the prior year results included a relatively large foreign currency loss, relative to a small foreign currency gain in the current year.
Benefit (Provision) for Income Taxes. The income tax benefit for the twelve months ended December 31, 2021, was $17.2 million compared to a benefit of $220.2 million for the prior year. The 2021 effective tax rate was 3.1% as compared to 20.3% for 2020. The difference in the effective tax rate recorded for 2021 as compared to 2020 is primarily related to the valuation allowance recorded on the 2021 domestic net operating loss. The 2020 net operating loss did not have a valuation allowance due to the ability to carryback that net operating loss.
Segments.  The following table shows segment revenues and operating income for the twelve months ended December 31, 2021, 2020, and 2019:

	Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	($ in millions)
Segment Revenues
Commercial	$3,128.1	$2,711.3	$7,169.6
Defense & Space	585.0	491.3	507.5
Aftermarket	239.9	202.2	186.0
	$3,953.0	$3,404.8	$7,863.1
Segment Operating (loss) income (1)
Commercial(2)	$(220.6)	$(620.6)	$968.4
Defense & Space(3)	44.3	47.0	73.5
Aftermarket(4)	50.3	37.0	34.8
	(126.0)	(536.6)	1,076.7
Corporate SG&A	(279.9)	(237.4)	(261.4)
Research and development	(53.3)	(38.8)	(54.5)
Total operating (loss) income	$(459.2)	$(812.8)	$760.8
_______________________________________
(1)Inclusive of forward losses, changes in estimate on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2021, 2020, and 2019 are further detailed in Note 5, Changes in Estimates.
(2)The year ended December 31, 2021 includes excess capacity production costs of $206.7 million related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $12.0 million for workforce adjustments as a result of COVID-19 production pause, net of U.S. employee retention credit and U.K. government subsidies, $6.8 million of restructuring costs, and a $35.9 million offset related to partial recognition of the Aviation Manufacturing Jobs Protection Program grant which was awarded in the current year. The year ended December 31, 2020 includes excess capacity production costs of $265.5 million related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $33.7 million for workforce adjustments as a result of COVID-19 production pause, net of U.S. employee retention credit and U.K. government subsidies, and $64.0 million of restructuring costs.

(3)The year ended December 31, 2021 includes excess capacity production costs of $10.8 million, $1.1 million of restructuring costs, and a $3.0 million offset related to partial recognition of the Aviation Manufacturing Jobs Protection Program grant which was awarded in the current year. The year ended December 31, 2020 includes excess capacity production costs of $13.4 million related to the temporary B737 production schedule changes, and $3.8 million of restructuring costs.

(4)The year ended December 31, 2021 includes $0.3 million restructuring costs, and a $2.2 million offset to costs related to partial recognition of the Aviation Manufacturing Jobs Protection Program grant which was awarded in the current year. The year ended December 31, 2020 includes $5.2 million of restructuring costs.

The Commercial, Defense & Space, and Aftermarket segments represented approximately 79%, 15%, and 6%, respectively, of our net revenues for the twelve months ended December 31, 2021. The Commercial, Defense & Space, and Aftermarket segments represented approximately 80%, 14%, and 6%, respectively, of our net revenues for the twelve months ended December 31, 2020. The Commercial, Defense & Space, and Aftermarket segments represented approximately 91%, 7%, and 2%, respectively, of our net revenues for the twelve months ended December 31, 2019.

Commercial Segment. Commercial segment net revenues for the twelve months ended December 31, 2021 were $3,128.1 million, an increase of $416.8 million, or 15.4%, compared to the same period in the prior year. The increase in revenue was primarily due to increased production volumes on the B737 MAX program and incremental revenues from our A220 wing and Bombardier programs, which were acquired late in 2020, partially offset by lower production on B777, B787, and A350 programs. Commercial segment operating margins were (7%) for the twelve months ended December 31, 2021, compared to (23%) for the same period in the prior year. The decrease in gross loss reflects an increased volume of B737 MAX production, relatively lower forward loss charges on the B787 and A350 programs as compared to the prior year period, lower excess capacity production costs versus the prior period, partial recognition of the Aviation Manufacturing Jobs Protection Program grant which was awarded in the current year, and incremental profit from business/regional jet programs that were acquired with the Bombardier Acquisition in late 2020, partially offset by higher warranty costs in the current year and lower margins on the B777 program related primarily to lower production rates. The year ended December 31, 2021 includes excess capacity production costs of $206.7 million related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $12.0 million for workforce adjustments as a result of COVID-19 production pause, net of U.S. employee retention credit and U.K. government subsidies, $6.8 million of restructuring costs, and a $35.9 million offset to costs related to partial recognition of the Aviation Manufacturing Jobs Protection Program grant which was awarded in the current year. The year ended December 31, 2020 includes excess capacity production costs of $265.5 million related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $33.7 million for workforce adjustments as a result of COVID-19 production pause, net of U.S. employee retention credit and U.K. government subsidies, and $64.0 million of restructuring costs. In 2021, the segment recorded unfavorable cumulative catch-up adjustments of $5.7 million and $227.3 million of net forward loss charges primarily driven by the impact of reduced production volumes on the B787 and A350 programs and the corresponding amount of fixed overhead absorption applied to lower deliveries, engineering analysis and estimated costs of rework on the B787 program, estimated quality improvement costs on the A350 program, and cost performance on the B767 program. In comparison, during 2020, the segment recorded unfavorable cumulative catch-up adjustments of $28.9 million related to COVID-19 pandemic related production rate reductions, and $366.8 million of net forward loss charges primarily due to production rate reductions on the B787 and A350 programs.

Defense & Space Segment. Defense & Space segment net revenues for the twelve months ended December 31, 2021 were $585.0 million, an increase of $93.7 million, or 19.1%, compared to the same period in the prior year. The increase in revenue was primarily due to increased KC-46 Tanker production, increased classified program revenues, and increased production of the Boeing B737 program, the contracts for which include P-8 units that are accounted for in the Defense & Space segment. Defense & Space segment operating margins were 8% for the twelve months ended December 31, 2021, compared to 10% for the same period in the prior year, primarily due to increased costs on a non-classified program and a forward loss taken in the current period on the Bell V-280 OTA program. The impact of these cost increases was partially offset by margin improvements related to increased Boeing production and lower excess capacity and restructuring costs. The year ended December 31, 2021 includes excess capacity production costs of $10.8 million, $1.1 million of restructuring costs, and a $3.0 million offset related to partial recognition of the Aviation Manufacturing Jobs Protection Program grant which was awarded in the current year. The year ended December 31, 2020 includes excess capacity production costs of $13.4 million related to the temporary B737 production schedule changes, and $3.8 million of restructuring costs. In 2021, the segment recorded favorable cumulative catch-up adjustments of $0.7 million and $14.2 million of net forward loss charges. In comparison, during 2020, the segment recorded unfavorable cumulative catch-up adjustments of $1.5 million $3.5 million of net forward loss charges.

Aftermarket Segment. Aftermarket segment net revenues for the twelve months ended December 31, 2021 were $239.9 million, an increase of $37.7 million, or 18.6%, compared to the same period in the prior year, primarily reflecting increased MRO revenue from our Belfast, Northern Ireland and Dallas, Texas sites, which were acquired late in the prior period, partially offset by a decrease in spare parts sales from the prior year. Aftermarket segment operating margins were 21% for the twelve months ended December 31, 2021, compared to 18% for the same period in the prior year, primarily due to lower restructuring costs. The year ended December 31, 2021 includes $0.3 million restructuring costs, and a $2.2 million offset to costs related to partial recognition of the Aviation Manufacturing Jobs Protection Program grant which was awarded in the current year. The year ended December 31, 2020 includes $5.2 million of restructuring costs.

Twelve Months Ended December 31, 2020 as Compared to Twelve Months Ended December 31, 2019
Net Revenues. Net revenues for the twelve months ended December 31, 2020 were $3,404.8 million, a decrease of $4,458.3 million, or 57%, compared with net revenues of $7,863.1 million, for the prior year. The decrease was primarily reflective of a significant decrease in B737 MAX production due to the B737 MAX grounding and lower production activity on the B787, B777, A350, and A320 programs due to COVID-19, partially offset by increased defense activity. Approximately 83% of the Company's net revenues in 2020 came from our two largest customers, Boeing and Airbus.

Deliveries to Boeing decreased to 256 shipsets during 2020, compared to 867 shipsets delivered in the prior year, primarily driven by production decreases on the B737, B777 and B787 programs. Deliveries to Airbus decreased to 591 shipsets during 2020, compared to 869 shipsets delivered in the prior year, primarily driven by decreased production of the A320 and A350 programs. Production deliveries of business/regional jet wing and wing components increased to 73 shipsets during 2020, compared to 55 shipsets delivered in the prior year, primarily reflective of incremental deliveries produced as a result of the Bombardier Acquisition.

Gross (Loss) Profit. Gross (loss) profit for the twelve months ended December 31, 2020 was $(440.7) million, as compared to $1,076.7 million for the same period in the prior year, a decrease of $1,517.4 million. The reduction in gross profit was primarily driven by significantly lower B737 MAX program production volume related to the B737 MAX grounding, lower B777 and A320 production volume related to the COVID-19 pandemic, forward loss charges of $370.3 million, primarily on the B787 and A350 programs due to reduced production rates, excess capacity production costs of $278.9 million related to temporary B737 MAX, A220, and A320 production schedule changes, and costs of temporary workforce reduction of $33.7 million in response to the COVID-19 pandemic, net of the U.S. employee retention credit and U.K. government subsidies.

SG&A and Research and Development. SG&A expense was $24.0 million lower for the twelve months ended December 31, 2020, as compared to the same period in the prior year. Research and development expense for the twelve months ended December 31, 2020 was $15.7 million lower as compared to the same period in the prior year. Both of these variances were driven by headcount reductions and other actions taken to preserve liquidity in response to the COVID-19 pandemic and B737 MAX grounding.

Restructuring Costs and Disposal of Assets. Restructuring costs were $73.0 million higher for the twelve months ended December 31, 2020, compared to the same period in the prior year, reflecting cost-alignment and headcount reduction costs in the twelve month period ended December 31, 2020 in response to the B737 MAX grounding and COVID-19 pandemic. Losses on disposals of assets were $22.9 million for the twelve months ended December 31, 2020, reflecting disposals of long-lived assets related to production decreases, process-related changes and quality improvement initiatives on the B787 and A350 programs.

Operating (Loss) Income. Operating (loss) income for the twelve months ended December 31, 2020 was $(812.8) million, which was $1,573.6 million lower than operating income of $760.8 million for the prior year. The decrease was primarily driven by decreased margins on the B737, B777 and A320 programs mentioned above, $370.3 million of forward losses mainly driven by the B787 and A350 programs, excess capacity production costs of $278.9 million, and temporary workforce reduction costs of $33.7 million due to COVID-19, net of the U.S. employee retention credit and U.K. government subsidies. The Company also recognized restructuring costs of $73.0 million for cost-alignment and headcount reductions, and a $22.9 million loss from the disposal of assets.

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

Benefit (Provision) for Income Taxes. The income tax provision for the twelve months ended December 31, 2020, was $220.2 million compared to $(132.8) million for the prior year. The 2020 effective tax rate was 20.3% as compared to 20.0% for 2019. The difference in the effective tax rate recorded for 2020 as compared to 2019 is primarily related to a valuation allowance recorded on nearly all deferred tax assets, a benefit from the CARES Act that enabled the Company to benefit from certain U.S. net operating losses at the former 35% corporate tax rate, the non-deductibility of the wages and benefits related to the Employee Retention Credit, the generation of state income tax credits in a loss year, and the recognition of a previously unrecognized tax benefit due to a statute of limitation expiration.

Commercial Segment. Commercial segment net revenues for the twelve months ended December 31, 2020 were $2,711.3 million, a decrease of $4,458.3 million, or (62.2%), compared to the same period in the prior year. The decrease was primarily reflective of a significant decrease in B737 MAX production due to the B737 MAX grounding, as well as lower production activity on the B787, B777, A350, and A320 programs due to COVID-19 impacts. Commercial segment operating margins reflected a loss of (23%) for the twelve months ended December 31, 2020, compared to income of 14% for the same period in the prior year. The significant decrease in margins was primarily due to the impact of the B737 MAX grounding and related production decreases, forward loss charges on the B787 and A350 programs due to reduced production rates, excess capacity production costs of $265.5 million, and temporary workforce reduction costs of $33.7 million due in response to the COVID-19 pandemic, net of the U.S. employee retention credit and U.K. government subsidies. Additionally, during the twelve months ended December 31, 2020, the segment recorded restructuring costs of $64.0 million related to involuntary workforce reductions and voluntary retirement program ("VRP") costs, and a loss of $22.9 million reflecting disposals of long-lived assets related to production decreases, process-related changes and quality improvement initiatives on the B787 and A350 programs. In 2020, the segment recorded unfavorable cumulative catch-up adjustments of $28.9 million and $366.8 million of net forward loss charges, primarily driven by production rate changes on the B787 and A350 programs mentioned above, which were from 10 aircraft per month to 5 aircraft per month, and 9 aircraft per month to 4 aircraft per month, respectively. In comparison, during 2019, the segment recorded unfavorable cumulative catch-up adjustments of $4.5 million and $63.5 million of net forward loss charges primarily driven by production rate changes from 14 aircraft per month to 10 aircraft per month on the B787 program.

Defense & Space Segment. Defense & Space segment net revenues for the twelve months ended December 31, 2020 were $491.3 million, a decrease of $16.2 million, or (3.2%), compared to the same period in the prior year. The decrease in revenue was primarily due to a significant reduction, relative to the prior period, of the Boeing B737 program production schedule, for which the contracts include P-8 units that are accounted for in the Defense & Space segment. The reduction was related to the B737 MAX grounding and was partially offset by increased revenue from other defense programs, including incremental revenue from the Company's acquisition of FMI during the twelve months ended December 31, 2020. Comparatively higher production on Sikorsky programs, increased non-recurring defense work, and increased revenue on classified programs also contributed to partially offsetting the Boeing P-8 impact. Defense & Space segment operating margins were 10% for the twelve months ended December 31, 2020, compared to 14% for the same period in the prior year, primarily related to excess capacity production costs of $13.4 million recognized in 2020 related primarily to temporary B737 MAX production schedule changes. Additionally, during the twelve months ended December 31, 2020, the segment recorded restructuring costs of $3.8 million related to involuntary workforce reductions and VRP costs. In 2020, the segment recorded unfavorable cumulative catch-up adjustments of $1.5 million and $3.5 million of net forward loss charges. In comparison, during 2019, the segment recorded favorable cumulative catch-up adjustments of $2.5 million.

Aftermarket Segment. Aftermarket segment net revenues for the twelve months ended December 31, 2020 were $202.2 million, an increase of $16.2 million, or 8.7%, compared to the same period in the prior year. The increase in revenue was driven by incremental revenue provided by the Bombardier Acquisition, partially offset by decreases to aftermarket sales activity driven by the effects of the COVID-19 pandemic. Aftermarket segment operating margins were 18% for the twelve months ended December 31, 2020, compared to 19% for the same period in the prior year. The variance to operating margins for the segment are primarily due to differences to sales mix between the two periods and restructuring costs of $5.2 million related to involuntary workforce reductions and VRP costs during the twelve months ended December 31, 2020.

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
Our cash flows from continuing operations generally have been adversely impacted by the B737 MAX grounding and the COVID-19 pandemic (and resulting production rate changes associated with both events) and we expect the adverse impact to continue until aviation demand recovers. While we cannot give any assurances that air travel demand will recover soon enough for us to fund our operations and meet our debt repayment obligations, based on the actions we took in 2020 and 2021, we believe our cash on hand and cash flows from continuing operations, coupled with our ability to vary our cost structure quickly, will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs over the next 12 months and for the foreseeable future. However, we could experience significant fluctuations in our cash flows from period to period during the COVID-19 pandemic, and, if the pace and scope of the COVID-19 pandemic recovery are worse than we currently forecast, we may need to obtain additional financing in order to fund our operations and obligations. As of December 31, 2021, we were in compliance with all applicable covenants under our Credit Agreement.
While the Company acted quickly to reduce costs in light of lower revenue expectations, the liquidity challenges resulted in the Company needing to issue significant amounts of additional debt. As of December 31, 2019 the Company had a debt balance of approximately $3,034.3 million, most of which was unsecured debt, and a cash balance of $2,350.5 million. As of December 31, 2021, the Company had a debt balance of approximately $3,792.2 million, more than 50% was secured debt and a cash balance of $1,478.6 million. The Company's financial condition will continue to be impacted by COVID-19 for the next several years or until demand recovers. If the pandemic worsens or there is significant uncertainty on the industry’s recovery, we may find it difficult to obtain additional financing and/or fund our operations and meet our debt repayment obligations.
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
Spirit amended the 2018 Credit Agreement several times in 2020, including modifications that added security to the 2018 Credit Agreement. Spirit repaid the outstanding balance of the 2018 Revolver on April 30, 2020. On September 30, 2020, Spirit repaid the remaining balances under the 2018 Term Loan and the 2018 DDTL. As of December 31, 2021, the outstanding balance of the 2018 Term Loan and 2018 DDTL was $0.0. On October 5, 2020 Spirit terminated the 2018 Credit Agreement.
Credit Agreement
On October 5, 2020, Spirit entered into a term loan credit agreement (the “Credit Agreement”) providing for a $400.0 million senior secured term loan B credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. On October 5, 2020 Spirit borrowed the full $400.0 million of initial term loans available under the Credit Agreement. The Credit Agreement also permits Spirit to request one or more incremental term facilities in an aggregate principal amount not to exceed (x) in the case of any incremental facility that is secured on a pari passu basis with the Credit Agreement, the greater of (a) $950.0 million and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the first lien secured net leverage ratio does not exceed 3.25 to 1.00; and (y) in the case of any incremental facility that is secured on a junior basis to the Credit Agreement, the greater of (a) $500.0 million and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the secured net leverage ratio does not exceed 5.00 to 1.00. Borrowings under the Credit Agreement will be used for general corporate purposes. On November 15, 2021, the Company entered into a first refinancing, incremental assumption and amendment agreement (the “November 2021 Amendment”) to the Credit Agreement (the Credit Agreement as amended by the November 2021 Amendment, the “Amended Credit Agreement”). The November 2021 Amendment provides for, among other things, (i) the refinancing of the $397.0 million aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2021 Amendment (the “Existing Term Loans”) with term loans in an equal principal amount with a lower interest rate (the “Repriced Term Loans”) and (ii) an incremental term loan facility of $203.0 million in aggregate principal amount with the same terms as the Repriced Term Loans (the "Incremental Term Loans" and, together with the Repriced Term Loans, the “Term Loans”). A portion of the proceeds of the Term Loans was used to refinance the Existing Term Loans, and the remainder will be used to fund payments to the government of the United Kingdom and/or for general corporate purposes, including the repayment or redemption of debt. The Term Loans will mature on January 15, 2025 and amortizes in equal quarterly installments at a rate of 1.00% per annum of the original principal amount thereof, with the remaining balance due at final maturity. Following the effectiveness of the November 2021 Amendment, the Term Loans bear interest, at Spirit’s option, of LIBOR plus an applicable margin (3.50% or 3.75%) or base rate plus an applicable margin (2.50% or 2.75%). The applicable margin is based on Spirit's first lien secured gross leverage ratio.

The obligations under the Amended Credit Agreement are guaranteed by Holdings and Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”), (collectively, the “Guarantors”) and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of Spirit, subject to certain customary exceptions. The obligations are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The Amended Credit Agreement contains usual and customary affirmative and negative covenants for facilities and transactions of this type and that, among other things, restrict the Company and its restricted subsidiaries’ ability to incur additional indebtedness, create liens, consolidate or merge, make acquisitions and other investments, guarantee obligations of third parties, make loans or advances, declare or pay certain dividends or distributions on the Company’s stock, redeem or repurchase shares of the Company’s stock, engage in transactions with affiliates and enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends or dispose of assets. These covenants are subject to a number of qualifications and limitations.

The Amended Credit Agreement provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving the Company and its material subsidiaries.
As of December 31, 2021, the outstanding balance of the Credit Agreement was $598.5 million and the carrying value was $595.2 million.
First Lien 2025 Notes
On October 5, 2020, Spirit entered into an Indenture (the “First Lien 2025 Notes Indenture”), by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $500.0 million aggregate principal amount of its 5.500% Senior Secured First Lien Notes due 2025 (the “First Lien 2025 Notes"). As of December 31, 2021, the outstanding balance of the First Lien 2025 Notes was $500.0 million and the carrying value was $495.3 million.

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

The First Lien 2025 Notes are guaranteed by the Guarantors and secured by certain real property and personal property, including certain equity interests, owned by Spirit and the Guarantors. The First Lien 2025 Notes and guarantees are Spirit’s and the Guarantors’ senior secured obligations and rank equally in right of payment with all of their existing and future senior indebtedness, effectively equal with their existing and future indebtedness secured on a pari passu basis by the collateral for the First Lien 2025 Notes to the extent of the value of the collateral (including the Amended Credit Agreement and the 2026 Notes), effectively senior to all of their existing and future indebtedness that is not secured by a lien, or is secured by a junior-priority lien, on the collateral for the First Lien 2025 Notes to the extent of the value of the collateral, effectively junior to any of their other existing and future indebtedness that is secured by assets that do not constitute collateral for the First Lien 2025 Notes to the extent of the value of such assets, and senior in right of payment to any of their existing and future subordinated indebtedness.

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
2026 Notes
In June 2016, the Company issued $300.0 million in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of December 31, 2021, the outstanding balance of the 2026 Notes was $300.0 million and the carrying value was $298.4 million. The Company and Spirit NC guarantee Spirit's obligations under the 2026 Notes on a senior secured basis.

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

On October 5, 2020, Spirit entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with 2026 Notes. Under the Fourth Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the holders of the First Lien 2025 Notes and the secured parties under the Amended Credit Agreement.
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

The Second Lien 2025 Notes mature on April 15, 2025 and bear interest at a rate of 7.500% per year payable semiannually in cash in arrears on April 15 and October 15 of each year. The first interest payment date was October 15, 2020. As of December 31, 2021, the outstanding balance of the Second Lien 2025 Notes was $1,200.0 million and the carrying value was $1,187.5 million.

The Second Lien 2025 Notes are guaranteed by the Guarantors and secured by certain real property and personal property, including certain equity interests, owned by Spirit and the Guarantors. The Second Lien 2025 Notes and guarantees are Spirit’s and the Guarantors’ senior secured obligations and will rank equally in right of payment with all of their existing and future senior indebtedness, effectively junior to all of their existing and future first-priority lien indebtedness to the extent of the value of the collateral securing such indebtedness (including indebtedness under the Amended Credit Agreement, the Second Lien 2025 Notes and the 2026 Notes), effectively junior to any of their other existing and future indebtedness that is secured by assets that do not constitute collateral for the Second Lien 2025 Notes to the extent of the value of such assets, and senior in right of payment to any of their existing and future subordinated indebtedness.

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
The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 0.80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. On

February 24, 2021, Spirit redeemed the outstanding $300.0 million principal amount of the Floating Rate Notes. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $0.0, $300.0 million, and $700.0 million as of December 31, 2021, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was 0.0, $299.3 million, and $695.2 million as of December 31, 2021, respectively.

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

As of December 31, 2021, the Company was in compliance with all covenants contained in the indentures governing the First Lien 2025 Notes, Second Lien 2025 Notes, 2023 Notes, 2026 Notes, and the 2028 Notes.

For additional information on our outstanding debt, please see Note 16 to the Consolidated Financial Statements, Debt.
Receivables Financing
The Company has agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and continue to allow Spirit to monetize receivables prior to the payment date subject to payment of a discount. No guarantees are delivered under the agreements. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Company's balance sheet. For additional information on the sale of receivables, please see Note 6 to the Consolidated Financial Statements, Accounts Receivable, net.

Supply Chain Financing Applicable to Suppliers

We have provided our suppliers with access to a supply chain financing program through a facility with a third-party financing institution. This program was primarily entered into as a result of seeking market based payment term extensions with suppliers, and the program allows suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition. While our suppliers’ access to this supply chain financing program could be curtailed if our credit ratings are downgraded, we do not expect that changes in the availability of supply chain financing to our suppliers will have a significant impact on our liquidity.

The balance of payables to suppliers who elected to participate in the supply chain financing program included in our accounts payable balance as of December 31, 2021 was $58.9 million. The balance as of December 31, 2020 was $53.4 million. Payables to suppliers who elected to participate in the supply chain financing program did not significantly increase or decrease over the twelve month period ended December 31, 2021. The payables to suppliers who elected to participate in the supply chain financing program decreased by $83.9 million for the twelve month period ended December 31, 2020, primarily due to decreases in purchases from suppliers related to reduced production during the applicable period in relation to the immediately preceding period and not due to any changes in the availability of supply chain financing.

Credit Ratings

As of December 31, 2021, our corporate credit ratings were B by Standard & Poor’s Global Ratings (“S&P”), and B2 by Moody’s Investors Service, Inc. (“Moody’s”). Throughout 2020, S&P and Moody’s downgraded our credit rating on a number of occasions. On January 13, 2020, Moody’s downgraded Spirit’s credit rating from Baa3 to Ba2. On January 31, 2020, S&P downgraded Spirit’s credit rating from BBB- to BB. On April 14, 2020, Moody’s further downgraded Spirit’s credit rating from Ba2 to Ba3, and on April 14, 2020, S&P downgraded Spirit’s credit rating from BB to BB-. On June 25, 2020, S&P downgraded Spirit’s credit rating to B+. On July 21, 2020, Moody’s downgraded Spirit’s credit rating to B2 with a negative outlook. On August 3, 2020, S&P downgraded Spirit’s credit rating to B with a stable outlook. On September 22, 2020, S&P affirmed its rating. On September 24, 2020, Moody’s affirmed its rating.
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

Derivatives and Hedging

The Company has entered into a series of currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling at our operations located in Belfast, Northern Ireland, Casablanca, Morocco, and Dallas, Texas. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through September 2022. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The loss recognized in AOCI was $2.0 million for the twelve months ended December 31, 2021. As of December 31, 2021, the maximum term of the hedged forecasted transaction was 9 months. Within the next 12 months, the Company expects to recognize a loss of $2.0 million in earnings related to the foreign currency forward contracts.

Cash Flows

The following table provides a summary of our cash flows for the twelve months ended December 31, 2021, 2020, and 2019:

	For the Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	($ in millions)
Net (loss) income	$(540.8)	$(870.3)	$530.1
Adjustments to reconcile net income	248.9	735.6	401.0
Changes in working capital	228.7	(610.2)	(8.4)
Net cash (used in) provided by operating activities	(63.2)	(744.9)	922.7
Net cash used in investing activities	(163.8)	(502.0)	(239.9)
Net cash (used in) provided by financing activities	(163.5)	769.5	884.4
Effect of exchange rate change on cash and cash equivalents	(4.2)	3.3	5.9
Net (decrease) increase in cash, cash equivalents, and restricted cash for the period	(394.7)	(474.1)	1,573.1
Cash, cash equivalents, and restricted cash, beginning of period	1,893.1	2,367.2	794.1
Cash, cash equivalents, and restricted cash, end of period	$1,498.4	$1,893.1	$2,367.2

Twelve Months Ended December 31, 2021 as Compared to Twelve Months Ended December 31, 2020
Operating Activities.
For the twelve months ended December 31, 2021, we had a net cash outflow of $63.2 million from operating activities, a decrease in net outflow of $681.7 million compared to a net cash outflow of $744.9 million for the prior year. The decrease in net cash outflow from operating activities primarily represents improved cash flows from operating income and working capital driven by increased production in the current year, coupled with the negative impact of the timing of the prior year B737 MAX production suspension on working capital cash flows, and an income tax refund received in the current period that was larger than that received in the prior period.
Investing Activities
For the twelve months ended December 31, 2021, we had a net cash outflow of $163.8 million from investing activities, compared to a net cash outflow of $502.0 million for the prior year. This decrease in net outflow was primarily driven by the prior year Bombardier Acquisition, which was relatively large as compared to our current year acquisition, partially offset by greater capital expenditures in the current year.

Financing Activities
For the twelve months ended December 31, 2021, we had a net cash outflow of $163.5 million for financing activities, a change of $933 million as compared to a net cash inflow of $769.5 million for the same period in the prior year. In the current year, the Company's financing activities included redemption of the $300 million aggregate principal amount of Senior Floating Rate Notes due 2021, refinancing of $397 million aggregate principal amount term loans with term loans in an equal principal amount with a lower interest rate, and an incremental term loan facility of $203 million in aggregate principal amount with the same terms as the repriced term loans. During 2020, the Company issued $400.0 million under the Credit Agreement, $1,200.0 million in Second Lien 2025 Notes, and $500.0 million in First Lien 2025 Notes, offset by an $800.0 million payment on the 2018 Revolver, a $400.0 million payment on the 2018 Term Loan A, and payment of debt issuance costs. Additionally, during the twelve months ended December 31, 2021, we paid a dividend of $4.3 million to our stockholders of record, compared to a dividend of $15.4 million paid in the prior year. The remainder of the decrease in net inflow from the prior year period was driven by customer financing repayments in the current year, versus proceeds in the prior year, and differences to taxes paid related to net share settlement awards.

Twelve Months Ended December 31, 2020 as Compared to Twelve Months Ended December 31, 2019
Operating Activities
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
Financing Activities
For the twelve months ended December 31, 2020, we had a net cash inflow of $769.9 million for financing activities, a decrease in inflow of $114.5 million as compared to a net cash inflow of $884.4 million for the same period in the prior year. During 2020, the Company issued $400.0 million under the Credit Agreement, $1,200.0 million in Second Lien 2025 Notes, and $500.0 million in First Lien 2025 Notes, offset by the $800.0 million payment on the 2018 Revolver and $400.0 million payment of the 2018 Term Loan A and payment of debt issuance costs. During 2019, the Company drew $250.0 million on the 2018 DDTL and net draws of $800.0 million on the 2018 Revolver in December 2019. During 2020, the Company paid cash dividends totaling $15.4 million to its stockholders of record, compared to $50.4 million in 2019.
Future Cash Needs and Capital Spending
Impacts from the COVID-19 pandemic and the B737 MAX grounding have significantly impacted our liquidity requirements and operations. Our primary future cash needs will consist of working capital, research and development, capital expenditures, debt service, integration activity, potential merger and acquisition activity, and dividend payments. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates, which we expect will happen as air travel demand normalizes to 2019 levels (which may take several years); however, we cannot give any assurances that normalization will happen soon enough for us to fund our operations and meet our debt repayment obligations. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Historically, share repurchases and dividend payments have also been factors affecting our liquidity. As described below, our share repurchase program is paused and we have reduced our quarterly dividend to one penny per share.
Our cash flows from continuing operations generally have been adversely impacted by the B737 MAX grounding and the COVID-19 pandemic (and resulting production rate changes associated with both events) and we expect the adverse impact to continue until aviation demand recovers. While we cannot give any assurances that air travel demand will recover soon enough for us to fund our operations and meet our debt repayment obligations, based on the actions we took in 2020 and 2021, we believe our cash on hand and cash flows from continuing operations, coupled with our ability to vary our cost structure quickly, will provide sufficient liquidity to address the challenges and opportunities of the current market and our global cash needs over the next 12 months and for the foreseeable future. However, we could experience significant fluctuations in our cash flows from period to period during the COVID-19 pandemic, and, if the pace and scope of the COVID-19 pandemic recovery are worse than we currently forecast, we may need to obtain additional financing in order to fund our operations and obligations.
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
Apart from the COVID-19 pandemic, the B737 MAX grounding and its residual demand impacts created and continues to create significant liquidity challenges for the Company. Spirit delivered 162 B737 MAX shipsets in year ended December 31, 2021 compared to 606 B737 MAX shipsets in the year ended December 31, 2019. While we expect the production rate to increase in future periods, that expectation is subject to a number of risks that are described further in Item 1A “Risk Factors” of this Annual Report.
If production levels are further reduced by our customers for any reason (including the COVID-19 pandemic or demand challenges for the B737 MAX program, or otherwise) beyond current expectations or if we have difficulties in managing our cost structure to take into account changes in production schedules, our liquidity position may worsen if we are unable to procure additional financing, and our business, financial condition, results of operations and cash flows could be materially adversely impacted.
In association to the Company’s acquisition of select assets of Bombardier aerostructures and aftermarket services businesses in Belfast, Northern Ireland (known as Shorts Brothers); Casablanca, Morocco; and Dallas, United States on October 30, 2020, the Company acquired certain liabilities as previously disclosed including the Shorts Pension and financial payment obligations under a repayable investment agreement between Shorts and the U.K.'s Department for Business, Energy and Industrial Strategy. The repayable investment agreement liabilities are payable in British pound sterling. As of December 31, 2021, approximately $41.7 million of the liability was recorded to other current liabilities and $301.9 million was recorded to Other non-current liabilities on the Consolidated Balance Sheet.

As of December 31, 2021, there was $925 million remaining in the Company’s Board-approved share repurchase program. Share repurchases are currently on hold due to the impacts of the B737 MAX grounding and the COVID-19 pandemic.
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
The Company has agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and continue to allow the Company to monetize prior to the payment date for the receivables, subject to payment of a discount. No guarantees are delivered under the agreements. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing or Airbus due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues due to the failure of such arrangements, which could have an adverse impact upon our operating results, financial condition and cash flows. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Company's balance sheet. For additional information on the sale of receivables, please see Note 6 to the Consolidated Financial Statements, Accounts Receivable, net.

Foreign Operations
We engage in business in various non-U.S. markets. As of December 31, 2021, we have facilities in the U.K., France, Malaysia and Morocco. We are also members of two joint ventures in the People’s Republic of China.

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
For the twelve months ended December 31, 2021, our net revenues from direct sales to non-U.S. customers were approximately $1,130.8 million, or 29% of total net revenues for the same period. For the twelve months ended December 31, 2020, our net revenues from direct sales to non-U.S. customers were approximately $767.2 million, or 23% of total net revenues for the same period. For the twelve months ended December 31, 2019, our net revenues from direct sales to non-U.S. customers were approximately $1,296.8 million, or 16% of total net revenues for the same period.
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

All of the existing guarantees by Spirit Holdings and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of Spirit Holdings and Spirit NC (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of December 31, 2021, indebtedness of our non-guarantor subsidiaries included $107.2 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $21.2 million of finance leases of our non-guarantor subsidiaries. Based on our understanding of Rule 3-10 of Regulation S-X (“Rule 3-10”), we believe that the Spirit Holdings' guarantees of Spirit’s indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for Spirit Holdings, Spirit and Spirit NC, which is a consolidated guarantor subsidiary, in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes information regarding the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented. The following tables include summarized financial information of Spirit, Holdings, and Spirit NC (together, the “obligor group”). Investments in and equity in the earnings of Spirit Holdings' Non-Guarantor Subsidiaries, which are not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis for Spirit and Spirit Holdings, and separately for Spirit NC, with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented in separate line items, if they are material. There are no non-controlling interest in any of the obligor group entities.

Summarized Statements of Income	Twelve Months Ended December 31, 2021
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$2,885.4	$—
Net Sales to Non-Guarantor Subsidiaries	7.5	29.7
Gross loss on sales to unrelated parties	(82.5)	—
Gross loss on sales to Non-Guarantor Subsidiaries	(4.6)	(2.7)
(Loss) Income from continuing operations	(548.8)	4.6
Net (loss) income	$(548.8)	$4.6

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,291.2	$1,664.5	$—	$—
Receivables due from Non-Guarantor Subsidiaries	51.7	43.8	19.1	25.0
Receivables due from unrelated parties	262.3	230.8	—	—
Contract assets	400.5	319.8	—	—
Inventory, net	804.9	828.4	139.0	156.8
Other current assets	—	318.7	—	—
Total current assets	$2,810.6	$3,406.0	$158.1	$181.8
Loan receivable from Non-Guarantor Subsidiaries	107.2	85.2	—	—
Property, plant and equipment, net	1,591.2	1,666.7	242.6	264.3
Pension assets, net	505.9	428.6	—	—
Other non-current assets	313.3	233.0	5.8	6.9
Total non-current assets	$2,517.6	$2,413.5	$248.4	$271.2
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$86.3	$78.8	$10.5	$11.0
Accounts payable to unrelated parties	516.3	392.3	22.3	17.7
Accrued expenses	279.5	233.7	0.6	0.4
Current portion of long-term debt	42.9	337.7	1.1	0.2
Other current liabilities	487.9	368.8	0.6	0.6
Total current liabilities	$1,412.9	$1,411.3	$35.1	$29.9
Long-term debt	3,721.5	3,522.6	5.5	0.6
Contract liabilities, long-term	289.1	370.9	—	—
Forward loss provision, long-term	283.0	299.1	—	—
Other non-current liabilities	565.9	620.2	5.2	6.3
Total non-current liabilities	$4,859.5	$4,812.8	$10.7	$6.9

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

Accounts receivable includes amounts billed and currently due from customers. Contract assets include amounts due from customers for performance obligations that have been satisfied but for which amounts have not been billed. These amounts include particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending dispute resolution. For the twelve months ended December 31, 2021, approximately 56% of our net revenues were from sales to Boeing. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. For the twelve months ended December 31, 2021, we recorded estimated credit losses of $4 million. See Note 6 to our Consolidated Financial Statements, Accounts Receivable, net, for more information on the provision for estimated credit losses. While we cannot guarantee that we will continue to experience the same credit loss rates in the future, such credit losses have historically not been material. For this reason, we believe that our exposure to this credit risk is not material.

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

Interest Rate Risks

As of December 31, 2021, under our Credit Agreement, we had $600 million of variable rate term loan debt outstanding consisting of term loans bearing interest that varies with the Eurodollar rate. Interest rate changes will generally impact our future earnings and cash flows, assuming other factors are held constant.

Foreign Exchange Risks

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. The functional currency for our Prestwick, Scotland and Subang, Malaysia operations is the British pound sterling. The functional currency for our operations located in Belfast, Northern Ireland, Casablanca, Morocco, and Dallas, Texas, which were acquired in the twelve months ended December 31, 2021, is the U.S. Dollar. While sales and procurement costs from these sites are largely denominated in their respective functional currencies, there are also sales and procurement costs denominated in currencies outside of the respective functional currencies, mostly U.S. dollars, British pound sterling, Euros, Malaysian Ringgit, and Moroccan Dirham. Movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our profitability and cash flows. We do not believe that this risk to profitability and cash flows is material for our Prestwick, Scotland and Subang, Malaysia operations, as the impact of fluctuations within sales and expenses are generally expected to be offsetting. During the twelve month period ended December 31, 2021, we put an incremental hedging program in place to minimize the effect of the exchange rate fluctuations noted above for our operations located in Belfast, Northern Ireland, Casablanca, Morocco, and Dallas, Texas. The Company entered into a series of foreign currency forward contracts, each designated as a cash flow hedge, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the

British pound sterling. As of December 31, 2021, the maximum term of the hedged forecasted transaction was 9 months. These foreign currency forward contracts are sensitive to changes in exchange rates between the U.S. Dollar and the British pound sterling. At December 31, 2021, all else being equal, a 10% increase or decrease in the exchange rate in our portfolio of foreign currency contracts would have increased or decreased our unrealized losses by $16.5 million. We generally expect that such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. Accordingly, we do not believe that these forward currency contracts and the offsetting underlying commitments create material market risk.
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

In accordance with FASB authoritative guidance, the intercompany revolving credit facility, denominated in U.S. dollars, with our U.K. subsidiary, whose functional currency is the British pound sterling, is exposed to fluctuations in foreign exchange rates. The fluctuation in rates through the twelve month period ended December 31, 2021 did not result in a material gain or loss recorded to other income/expense on the Consolidated Statements of Operations, largely reflecting the relatively insignificant balance on the intercompany revolving credit facility during the year. We do not believe that the exposure to foreign currency risk is material for this intercompany revolving credit facility. There is similarly intercompany revolving credit facilities, denominated in U.S. dollars, between our U.K. subsidiary, whose functional currency is the British pound sterling, and our subsidiaries in Belfast and Morocco, whose functional currency is the U.S. dollar. The fluctuation in rates on these intercompany revolving credit facilities for 2021 did not result in a material gain or loss recorded to other income/expense on the Consolidated Statements of Operations. As of December 31, 2021, a 10% increase or decrease in the exchange rate applicable to the intercompany revolving credit facilities would have increased or decreased our pre-tax earnings by $8 million.

In association to the Company’s acquisition of select assets of Bombardier aerostructures and aftermarket services businesses in Belfast, Northern Ireland (known as Shorts Brothers); Casablanca, Morocco; and Dallas, United States on October 30, 2020, the Company acquired certain liabilities as previously disclosed including the Shorts Pension and financial payment obligations under a repayable investment agreement between Shorts and the U.K.'s Department for Business, Energy and Industrial Strategy. The repayable investment agreement liabilities are payable in British pound sterling. As of December 31, 2021, approximately $41.8 million of the liability was recorded to other current liabilities and $301.9 million was recorded to Other non-current liabilities on the Consolidated Balance Sheet. All else being equal, a 10% increase or decrease in the exchange rate applicable to financial payment obligation under the repayable investment agreement between Shorts and the U.K.'s Department for Business, Energy and Industrial Strategy would have increased or decreased our pre-tax earnings by $34 million.

Item 8.    Financial Statements and Supplementary Data
SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the twelve months ended December 31, 2021, December 31 2020, and December 31, 2019
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	64
Consolidated Statements of Operations	64
Consolidated Statements of Comprehensive Income	65
Consolidated Balance Sheets	66
Consolidated Statements of Changes in Stockholders' Equity	67
Consolidated Statements of Cash Flows	68
Notes to Consolidated Financial Statements	70

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit AeroSystems Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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
As more fully described in Note 3 of the consolidated financial statements, significant estimates and assumptions are made to account for the revenue and profit earned through the satisfaction of performance obligations from long-term supply agreements. For performance obligations that are satisfied over time, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. During 2021, revenue from over time contracts accounted for approximately $3,040.3 million of the Company’s $3,953.0 million revenues. For loss contracts, the Company establishes forward loss reserves for total estimated costs that are in excess of total estimated consideration. As of December 31, 2021, the Company had forward loss reserves of $766.2 million.

Auditing the Company’s estimate-at-completion process used in their revenue and profit recognition process is complex due to the judgment involved in evaluating the assumptions made by management to forecast the estimated cost to complete individual accounting contracts. For example, total cost estimates to satisfy the performance obligations reflect management’s assumptions about future labor and overhead efficiencies, program progress on various initiatives and program performance. Changes in those assumptions can have a material effect on the previously recognized revenue and profit. These adjustments are recorded as cumulative catch-up adjustments.

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

Wichita, Kansas

February 15, 2022

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	($ in millions, except per share data)
Net revenues	$3,953.0	$3,404.8	$7,863.1
Operating costs and expenses
Cost of sales	4,070.8	3,845.5	6,786.4
Selling, general and administrative	279.9	237.4	261.4
Restructuring costs	8.2	73.0	—
Research and development	53.3	38.8	54.5
Loss on disposal of assets	—	22.9	—
Total operating costs and expenses	4,412.2	4,217.6	7,102.3
Operating (loss) income	(459.2)	(812.8)	760.8
Interest expense and financing fee amortization	(242.6)	(195.3)	(91.9)
Other income (expense), net	146.6	(77.8)	(5.8)
(Loss) income before income taxes and equity in net (loss) income of affiliates	(555.2)	(1,085.9)	663.1
Income tax benefit (provision)	17.2	220.2	(132.8)
(Loss) income before equity in net (loss) income of affiliates	(538.0)	(865.7)	530.3
Equity in net loss of affiliates	(2.8)	(4.6)	(0.2)
Net (loss) income	$(540.8)	$(870.3)	$530.1
(Loss) earnings per share
Basic	$(5.19)	$(8.38)	$5.11
Diluted	$(5.19)	$(8.38)	$5.06
Dividends declared per common share	0.04	$0.04	$0.48

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Comprehensive Income

	For the Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	($ in millions)
Net (loss) income	$(540.8)	$(870.3)	$530.1
Other comprehensive income (loss), net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of ($15.1), ($8.6), and ($21.9), respectively	136.3	(61.5)	71.7
Unrealized foreign exchange income (loss) on intercompany loan, net of tax effect of $0.2, ($0.4), and $2.1, respectively	(0.4)	1.3	4.3
Unrealized loss on foreign currency hedges, net of tax effect of $0.0, $0.0 and $0.0, respectively	(2.0)	—	—
Unrealized loss on interest rate swaps, net of tax effect of $0.0, $3.4, and $0.2, respectively	—	(10.9)	(0.6)
Reclassification of loss on interest rate swaps to earnings, net of tax effect of ($0.3), ($3.3), and $0, respectively	0.8	10.7	—
Foreign currency translation adjustments	(4.3)	15.5	20.3
Total other comprehensive income (loss), net of tax	130.4	(44.9)	95.7
Total comprehensive (loss) income	$(410.4)	$(915.2)	$625.8

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
	($ in millions)
Assets
Cash and cash equivalents	$1,478.6	$1,873.3
Restricted cash	0.3	0.3
Accounts receivable, net	461.6	484.4
Contract assets, short-term	443.2	368.4
Inventory, net	1,382.6	1,422.3
Other current assets	39.7	336.3
Total current assets	3,806.0	4,485.0
Property, plant and equipment, net	2,385.5	2,503.8
Right of use assets	85.3	70.6
Contract assets, long-term	—	4.4
Pension assets	532.5	455.9
Deferred income taxes	0.4	0.1
Goodwill	623.7	565.3
Intangible assets, net	212.3	215.2
Other assets	91.6	83.6
Total assets	$7,737.3	$8,383.9
Liabilities
Accounts payable	$720.3	$558.9
Accrued expenses	376.1	365.6
Profit sharing	63.7	57.0
Current portion of long-term debt	49.5	340.7
Operating lease liabilities, short-term	8.2	5.5
Advance payments, short-term	137.8	18.9
Contract liabilities, short-term	97.9	97.6
Forward loss provision, short-term	244.6	184.6
Deferred revenue and other deferred credits, short-term	72.7	22.2
Other current liabilities	105.2	58.4
Total current liabilities	1,876.0	1,709.4
Long-term debt	3,742.7	3,532.9
Operating lease liabilities, long-term	78.8	66.6
Advance payments, long-term	201.3	327.4
Pension/OPEB obligation	74.8	440.2
Contract Liabilities, long-term	289.1	372.0
Forward loss provision, long-term	521.6	561.4
Deferred revenue and other deferred credits, long-term	32.1	38.9
Deferred grant income liability — non-current	26.4	28.1
Deferred income taxes	21.8	13.0
Other non-current liabilities	423.9	437.0
Stockholders’ Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 105,037,845 and 105,542,162 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,146.2	1,139.8
Accumulated other comprehensive loss	(23.7)	(154.1)
Retained earnings	1,781.4	2,326.4
Treasury stock, at cost (41,523,470 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders' equity	448.3	856.5
Noncontrolling interest	0.5	0.5
Total equity	448.8	857.0
Total liabilities and equity	$7,737.3	$8,383.9
 See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2018	105,461,817	$1.1	$1,100.9	$(2,381.0)	$(196.6)	$2,713.2	$1,237.6
Net income (loss)	—	—	—	—	—	530.1	530.1
Adoption of ASC 2018-02	—	—	—	—	(8.3)	8.3	—
Dividends declared	—	$—	$—	$—	$—	$(50.3)	(50.3)
Employee equity awards	448,594	$—	$34.4	$—	$—	$—	34.4
Stock forfeitures	(125,055)	$—	$—	$—	$—	$—	—
Net shares settled	(137,500)	$—	$(12.9)	$—	$—	$—	(12.9)
ESPP shares issued	32,341	$—	$2.6	$—	$—	$—	2.6
SERP shares issued	6,214	$—	$—	$—	$—	$—	—
Treasury shares	(804,032)	$—	$—	$(75.8)	$—	$—	(75.8)
Other comprehensive income (loss)	—	$—	$—	$—	$95.7	$—	95.7
Balance — December 31, 2019	104,882,379	$1.1	$1,125.0	$(2,456.8)	$(109.2)	$3,201.3	$1,761.4
Net income (loss)	—	—	—	—	—	(870.3)	(870.3)
Dividends declared	—	$—	$—	$—	$—	$(4.4)	(4.4)
Employee equity awards	952,392	$—	$26.7	$—	$—	$—	26.7
Stock forfeitures	(192,111)	$—	$—	$—	$—	$—	—
Net shares settled	(224,964)	$—	$(14.5)	$—	$—	$—	(14.5)
ESPP shares issued	124,466	$—	$2.6	$—	$—	$—	2.6
Treasury shares	—	$—	$—	$0.1	$—	$—	0.1
Other	—	$—	$—	$—	$—	$(0.2)	(0.2)
Other comprehensive income (loss)	—	$—	$—	$—	$(44.9)	$—	(44.9)
Balance — December 31, 2020	105,542,162	$1.1	$1,139.8	$(2,456.7)	$(154.1)	$2,326.4	$856.5
Net income (loss)	—	—	—	—	—	(540.8)	(540.8)
Dividends declared	—	$—	$—	$—	$—	$(4.3)	(4.3)
Employee equity awards	59,538	$—	$25.8	$—	$—	$—	25.8
Stock forfeitures	(523,551)	$—	$(17.1)	$—	$—	$—	(17.1)
Net shares settled	(116,025)	$—	$(5.2)	$—	$—	$—	(5.2)
ESPP shares issued	66,523	$—	$2.9	$—	$—	$—	2.9
SERP shares issued	9,198	$—	$—	$—	$—	$—	—
Other	—	$—	$—	$—	$—	$0.1	0.1
Other comprehensive income (loss)	—	$—	$—	$—	$130.4	$—	130.4
Balance — December 31, 2021	105,037,845	$1.1	$1,146.2	$(2,456.7)	$(23.7)	$1,781.4	$448.3

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	($ in millions)
Operating activities
Net (loss) income	$(540.8)	$(870.3)	$530.1
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization expense	327.6	277.6	251.7
Amortization of deferred financing fees	15.1	20.4	3.5
Accretion of customer supply agreement	3.5	2.0	4.3
Employee stock compensation expense	25.8	24.2	36.1
(Gain) loss from derivative instruments	(0.1)	—	8.1
(Gain) loss from foreign currency transactions	(4.4)	25.0	1.6
Loss on disposition of assets	4.1	26.4	4.9
Deferred taxes	(4.5)	94.0	86.1
Long term income tax payable	—	1.5	—
Pension and other post-retirement plans (income) expense	(109.1)	44.5	(20.0)
Grant liability amortization	(1.5)	(3.5)	(16.2)
Equity in net loss of affiliates	2.8	4.6	0.2
Forward loss provision	(10.4)	216.5	40.7
Changes in assets and liabilities
Accounts receivable, net	51.5	168.3	12.8
Inventory, net	30.9	(39.5)	(95.4)
Contract assets	(70.9)	168.2	(5.2)
Accounts payable and accrued liabilities	160.2	(592.7)	34.6
Profit sharing/deferred compensation	6.2	(28.2)	16.0
Advance payments	2.7	(21.0)	120.8
Income taxes receivable/payable	302.4	(246.3)	(59.6)
Contract liabilities	(82.4)	(49.5)	(13.0)
Pension plans employer contributions	(173.8)	(5.6)	(1.8)
Other	1.9	38.5	(17.6)
Net cash (used in) provided by operating activities	(63.2)	(744.9)	922.7
Investing activities
Purchase of property, plant and equipment	(150.6)	(118.9)	(232.2)
Acquisition, net of cash acquired	(21.1)	(388.5)	—
Other	7.9	5.4	(7.7)
Net cash used in investing activities	(163.8)	(502.0)	(239.9)
Financing activities
Proceeds from issuance of debt	600.0	400.0	250.0
Proceeds from revolving credit facility	—	—	900.0
Proceeds from issuance of long term bonds	—	1,700.0	—
Customer Financing	(10.0)	10.0	—
Principal payments of debt	(42.1)	(31.6)	(13.4)
Payments on term loan	(401.5)	(439.7)	(16.6)
Payments on revolving credit facility	—	(800.0)	(100.0)
Payments on bonds	(300.0)	—	—
Taxes paid related to net share settlement awards	(5.2)	(14.5)	(12.9)
Proceeds from issuance of ESPP stock	3.0	2.6	2.6
Debt issuance and financing costs	(3.4)	(41.9)	—
Purchase of treasury stock	—	0.1	(75.8)
Dividends paid	(4.3)	(15.4)	(50.4)
Other	—	(0.1)	0.9
Net cash (used in) provided by financing activities	(163.5)	769.5	884.4
Effect of exchange rate changes on cash and cash equivalents	(4.2)	3.3	5.9
Net (decrease) increase in cash, cash equivalents, and restricted cash for the period	(394.7)	(474.1)	1,573.1
Cash, cash equivalents, and restricted cash, beginning of period	1,893.1	2,367.2	794.1
Cash, cash equivalents, and restricted cash, end of period	$1,498.4	$1,893.1	$2,367.2
Supplemental information

Interest paid	$198.4	$146.6	$93.2
Income taxes (received) paid	$(314.4)	$(62.5)	$105.0
Property acquired through finance leases	$32.1	$26.3	$120.3

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:	For the Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	($ in millions)
Cash and cash equivalents, beginning of the period	$1,873.3	$2,350.5	$773.6
Restricted cash, short-term, beginning of the period	0.3	$0.3	0.3
Restricted cash, long-term, beginning of the period	19.5	$16.4	20.2
Cash, cash equivalents, and restricted cash, beginning of the period	$1,893.1	$2,367.2	$794.1

Cash and cash equivalents, end of the period	$1,478.6	$1,873.3	$2,350.5
Restricted cash, short-term, end of the period	0.3	0.3	0.3
Restricted cash, long-term, end of the period	19.5	19.5	16.4
Cash, cash equivalents, and restricted cash, end of the period	$1,498.4	$1,893.1	$2,367.2

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

The Company's headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; Saint-Nazaire, France; Biddeford, Maine; Belfast, Northern Ireland; Morocco, Casablanca; and Dallas, Texas. The Company has previously announced site consolidation activities, including the McAlester, Oklahoma and San Antonio, Texas sites. The work transfer and closure activities for these sites are complete as of December 31, 2021.
The Company largely supports commercial aerostructures customers, and the Company's financial results and prospects are almost entirely dependent on global commercial aviation demand and the resulting production rates of the Company's customers. In response to COVID-19 impacts, the Company's customers, including Boeing and Airbus, have decreased production rates across many programs and may further adjust production rates or suspend production in the future.
COVID-19’s impact on the Company's financial performance during the periods of 2020 and 2021 has reduced the Company's liquidity and, as a result, the Company took steps to reduce costs and raise additional debt. As of December 31, 2019, the Company had a debt balance of approximately $3,034.3, most of which was unsecured debt, and a cash balance of $2,350.5. As of December 31, 2021, the Company had a debt balance of approximately $3,792.2, more than 50% was secured debt, and a cash balance of $1,478.6. The Company anticipates that it will have sufficient liquidity to meet operating and financing needs for at least the next 12 months.

2.  Adoption of Accounting Standards
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

Adoption of ASU 2019-12

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12”), which modifies FASB Accounting Standards Codification (“ASC”) Topic 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 as of January 1, 2021 did not have a material impact on our financial position or results of operations.

Adoption of ASU 2020-09

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
The Company’s U.K. subsidiary in Prestwick uses local currency, the British pound sterling, as its functional currency, and the Malaysian subsidiary also uses the British pound sterling as its functional currency. All other foreign subsidiaries and branches use the U.S. dollar as their functional currency. As part of the monthly consolidation process, the functional currencies of the Company’s international subsidiaries are translated to U.S. dollars using the end-of-month translation rate for assets and liabilities and average period currency translation rates for revenue and income accounts.
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

The Company typically provides warranties on all the Company's products and services. Generally, warranties are not priced separately and customers cannot purchase them independently of the products or services under contract, so they do not create performance obligations. The Company's warranties generally provide assurance to the Company's customers that the products or services meet the specifications in the contract. In the event that there is a warranty claim because of a covered design, material or workmanship issue, the Company may be required to redesign or modify the product, offer concessions, and/or pay the customer for repairs or perform the repair. Provisions for estimated expenses related to design, service, and product warranties and certain extraordinary rework are made at the time products are sold. These costs are accrued at the time of the sale and are recorded as unallocated cost of sales. These estimates are established using historical information on the nature, frequency, and the cost experience of warranty claims, including the experience of industry peers. In the case of new development products or new customers, the Company also considers factors including the warranty experience of other entities in the same business, management judgment, and the type and nature of the new product or new customer, among others.
Actual results could differ from those estimates and assumptions.
Revenues and Profit Recognition
Substantially all of the Company’s revenues are from long-term supply agreements with Boeing, Airbus, and other aerospace manufacturers. The Company participates in its customers’ programs by providing design, development, manufacturing, fabrication, and support services for major aerostructures in the commercial, defense and space, and aftermarket segments. During the early stages of a program, this frequently involves nonrecurring design and development services, including tooling. As the program matures, the Company provides recurring manufacturing of products in accordance with customer design and schedule requirements. Many contracts include clauses that provide sole supplier status to the Company for the duration of the program’s life (including derivatives). The Company's long-term supply agreements typically include fixed price volume-based terms and require the satisfaction of performance obligations for the duration of the program’s life.

The identification of an accounting contract with a customer and the related promises require an assessment of each party’s rights and obligations regarding the products or services to be transferred, including an evaluation of termination clauses and presently enforceable rights and obligations. In general, these long-term supply agreements are legally governed by master supply agreements (or general terms agreements) together with special business provisions (or work package agreements), which define specific program requirements. Purchase orders (or authorizations to proceed) are issued under these agreements to reflect presently enforceable rights and obligations for the units of products and services being purchased. The units for accounting purposes (“accounting contract”) are typically determined by the purchase orders. Revenue is recognized when the Company has a contract with presently enforceable rights and obligations, including an enforceable right to payment for work performed. These agreements may lead to continuing sales for more than twenty years. Customers generally contract with the Company for requirements relating to a specific program, and the Company’s performance obligations consist of a wide range of engineering design services and manufactured structural components, as well as spare parts and repairs for OEMs. A single program may result in multiple contracts for accounting purposes, and within the respective contracts, non-recurring work elements and recurring work elements may result in multiple performance obligations. The Company generally contracts directly with its customers and is the principal in all current contracts.

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

Revenue for performance obligations that are not recognized over time are recognized at the point in time when control transfers to the customer. For performance obligations that are satisfied at a point in time, the Company evaluates the point in time when the customer can direct the use of, and obtain the benefits from, the products and services. Shipping and handling costs are not considered performance obligations and are included in cost of sales as incurred.

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
The Company has three agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to a third party financial institution. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and continue to allow the Company to monetize the receivables prior to the payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Company's balance sheet. For additional information on the sale of receivables see Note 6, Accounts Receivable, net.
Inventory
Raw materials are stated at lower of cost (principally on an actual or average cost basis) or net realizable value. Production costs for contracts, including costs expected to be recovered on specific anticipated contracts (work that has commenced because the Company expects the customer to exercise options), are classified as work-in-process and include direct material, labor, overhead, and purchases. Typically, anticipated contracts materialize and the related performance obligations are satisfied within 6-12 months. These costs are evaluated for impairment periodically and capitalized costs for which anticipated contracts do not materialize are written off in the period in which it becomes known. Revenue and related cost of sales are recognized as the performance obligations are satisfied. When the Company experiences abnormal production costs such as excess capacity costs the Company will expense the costs in the period incurred and these costs are excluded from inventoriable costs. Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by evaluating inventory of individual raw materials and parts against both historical usage rates and forecasted production requirements. See Note 9, Inventory.
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
The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software. The Company’s capitalization policy includes specifications that the software must have a service life greater than one year, is legally and substantially owned by the Company, and has an acquisition cost of greater than $0.1. The Company applies the same criteria for capitalizing implementation costs incurred in a cloud computing arrangement hosted by the vendor.
Where the Company is involved in build-to-suit leasing arrangements, the Company is deemed the owner of the asset for accounting purposes during the construction period of the asset. The Company records the related assets and liabilities for construction costs incurred under these build-to-suit leasing arrangements during the construction period. Upon completion of the asset, the Company considers whether the assets and liabilities qualify for derecognition under the sale-leaseback accounting guidance. See Note 10, Property, Plant and Equipment, net.

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

The Company assesses goodwill for impairment annually as of the first day of the fourth quarter or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. The Company tests goodwill for impairment by performing a qualitative assessment or quantitative test at the reporting unit level. In performing a qualitative assessment, the Company evaluates company-specific, market and industry, economic, and other relevant factors that may impact the fair value of reporting units or the carrying value of the net assets of the respective reporting unit. If it is determined that it is more likely than not that the carrying value of the net assets is more than the fair value of the respective reporting unit, then a quantitative test is performed, the Company may in any event opt to bypass the qualitative assessment at the annual assessment date and perform a quantitative assessment. Where the quantitative test is used, the Company compares the carrying value of net assets to the estimated fair value of the respective reporting unit. If the fair value is determined to be less than carrying value, a goodwill impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

Derivative Instruments and Hedging Activity
The Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value. Changes in fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether the Company elected hedge accounting and whether a derivative is effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. Cash flows associated with the Company’s derivatives are presented as a component of the operating section of the statement of cash flows. The use of derivatives has generally been limited to interest rate swaps and foreign currency forward contracts. The Company enters into foreign currency forward contracts to reduce the risks associated with the changes in foreign exchange rates on sales and cost of sales denominated in currencies other than the entities’ functional currency. See Note 15, Derivative and Hedging Activities.

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
This assessment is completed on a taxing jurisdiction and entity filing basis. Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S. and U.K., management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets at December 31, 2020. This determination was made as the Company entered into a U.S. cumulative loss position during the first half of 2021, as prior period positive earnings fell outside of the three-year measurement period. Additionally, entities of the U.K. operations are in cumulative loss positions after the inclusion of 2020 and 2021 losses and the Company anticipates that all U.K. entities will be in cumulative loss positions during the first half of 2022. Once a company anticipates a cumulative three year loss position, there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized.
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

Changes in estimates are summarized below:

Changes in Estimates	December 31, 2021	December 31, 2020	December 31, 2019
(Unfavorable) Favorable Cumulative Catch-up Adjustments by Segment
Commercial	(5.7)	(28.9)	(4.5)
Defense & Space	0.7	(1.5)	2.5
Aftermarket	—	—	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(5.0)	$(30.4)	$(2.0)

(Forward Loss) and Changes in Estimates on Loss Programs by Segment
Commercial	(227.3)	(366.8)	(63.5)
Defense & Space	(14.2)	(3.5)	—
Aftermarket	—	—	—
Total (Forward Loss) and Change in Estimate on Loss Program	$(241.5)	$(370.3)	$(63.5)

Total Change in Estimate	$(246.5)	$(400.7)	$(65.5)
EPS Impact (diluted per share based on statutory tax rate)	$(2.29)	$(3.07)	$(0.50)

2021 Changes in Estimates
During the twelve months ended December 31, 2021, the Company recognized net forward loss charges of $241.5 primarily driven by production rate changes on B787 and A350 programs and the corresponding amount of fixed overhead absorption applied to lower deliveries, engineering analysis and estimated costs of rework on the B787 programs, estimated quality improvement costs on the A350 program, and cost performance on the B767 program. Unfavorable cumulative catch-up adjustments of $5.0 were primarily driven by the change on the estimate of production for the B737 program.

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
Accounts receivable, net consists of the following:

	December 31, 2021	December 31, 2020
Trade receivables	$412.0	$458.9
Other	58.1	31.1
Less: allowance for credit losses	(8.5)	(5.6)
Accounts receivable, net	$461.6	$484.4
_______________________________________

Other receivables as of December 31, 2021 in the table above includes an amount related to the Department of Transportation’s approval of the Company’s grant claim filed under the Aviation Manufacturing Jobs Protection Program, a component of the American Rescue Plan Act of 2021. As of December 31, 2021, the Company has received payment for $37.8 of the total amount approved of $75.5. The remaining $37.7, recorded in Other receivables above, is to be received through the term of the agreement, which expires in March 2022. This program provides funding for a portion of the compensation costs of certain categories of employees for up to six months. In return, the Company is required to make several commitments, including a commitment that the Company will not involuntarily furlough or lay off employees within that employee group during the same six-month period. If the Company fails to comply with the program requirements, future payments may be withheld and/or a refund of payments already received may be required. The full amount of the award, less the $41.1 which has been amortized against Cost of sales on the Consolidated Statements of Operations through December 31, 2021, is recorded on the Consolidated Balance Sheets line item Deferred revenue and other deferred credits, short-term.

The Company has agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus Group SE and its affiliates (collectively, “Airbus”), and Rolls-Royce PLC and its affiliates (collectively, “Rolls-Royce”) to third party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s financial condition. Transfers under these agreement are accounted for as sales of receivables resulting in the receivables being derecognized from the Company's balance sheet. For the twelve months ended December 31, 2021, $2,057.3 of accounts receivable have been sold via this arrangement. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables is $6.7 for the year ended December 31, 2021 and is included in Other (expense) income. See Note 23, Other Income (Expense), net.

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

In determining the appropriate methodology to use within the CECL model for receivables and contract assets arising from the Company’s contracts with customers, the Company considered the risk characteristics of the applicable assets. The Company segregated the trade receivables and contract assets into “pools” of assets at the segment level. The Company's assessment was based on similarity of risk characteristics shared by these pool of assets. Management observed that risks for collectability, with regard to the trade receivables and contract assets resulting from contracts with customers include: macro level economic conditions that impact all of the Company's customers, macro level market conditions that could impact the Company's customers in certain aircraft categories, certain customer specific market conditions, certain customer specific economic conditions, and certain customer specific administrative conditions.

The Company selected a loss-rate method for the CECL model, based on the relationship between historical write-offs of receivables and the underlying sales. Utilizing this model, a loss-rate is applied against the cost of applicable assets, at the time the asset is established. The loss rate reflects the Company’s current estimate of the risk of loss (even when that risk is remote) over the expected life of the assets. The Company's policy is to deduct write-offs from the allowance for credit losses account in the period in which the financial assets are deemed uncollectible.

The changes to the allowance for credit losses and related credit loss expense reported for the twelve months ended December 31, 2021 were solely based on the results of the CECL model. During the twelve months ended December 31, 2021, management updated the pools of assets used in the CECL model to reflect the Company's new segments. Other than this change there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

7.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those for which performance obligations have been fully satisfied and billing is expected within 12 months of contract origination and contract assets, long-term are fully satisfied obligations that are expected to be billed in more than 12 months. No impairments to contract assets were recorded for the twelve months ended December 31, 2021 or December 31, 2020. See also Note 6, Accounts Receivable, net.

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

	December 31, 2021	December 31, 2020	Change
Contract assets	$443.2	$372.8	$70.4
Contract liabilities	(387.0)	(469.6)	82.6
Net contract assets (liabilities)	$56.2	$(96.8)	$153.0

For the period ended December 31, 2021, the increase in contract assets reflects the net impact of additional revenue recognized in excess of billed revenues during the period. The decrease in contract liabilities reflects the net decrease of

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $192.4 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following table disaggregates revenues by the method of performance obligation satisfaction:

	For the Twelve Months Ended
Revenue	December 31, 2021	December 31, 2020
Contracts with performance obligations satisfied over time	$3,040.3	$2,188.4
Contracts with performance obligations satisfied at a point in time	912.7	1,216.4
Total Revenue	$3,953.0	$3,404.8

The following table disaggregates revenue by major customer:

	For the Twelve Months Ended
Customer	December 31, 2021	December 31, 2020
Boeing	$2,206.0	$2,043.8
Airbus	945.6	773.3
Other	801.4	587.7
Total net revenues	$3,953.0	$3,404.8

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	For the Twelve Months Ended
Location	December 31, 2021	December 31, 2020
United States	$2,822.2	$2,637.6
International
United Kingdom	580.4	433.5
Other	550.4	333.7
Total International	1,130.8	767.2
Total Revenue	$3,953.0	$3,404.8

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations currently under contract that are expected to be recognized to revenue in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	2022	2023	2024	2025 and After
Unsatisfied performance obligations	$3,472.2	$4,293.3	$2,934.7	$614.4

9.     Inventory
Inventory consists of raw materials used in the production process, work-in-process, which is direct material, direct labor, overhead, and capitalized preproduction costs. Raw materials are stated at lower of cost (principally on an actual or average cost basis) or net realizable value. Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically amortized over a period that is consistent with the satisfaction of the underlying performance obligations to which these relate. See Note 3, Summary of Significant Accounting Policies - Inventory.

	December 31, 2021	December 31, 2020
Raw materials	$301.4	$337.3
Work-in-process(1)	999.1	1,000.6
Finished goods	56.9	58.1
Product inventory	1,357.4	1,396.0
Capitalized pre-production	25.2	26.3
Total inventory, net	$1,382.6	$1,422.3
_______________________________________
Product inventory, summarized in the table above, is shown net of valuation reserves of $54.9 and $56.8 as of December 31, 2021 and December 31, 2020, respectively.

(1)Work-in-process inventory includes direct labor, direct material, and overhead on contracts for which revenue is recognized at a point in time, as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized over time using the input method. For the periods ended December 31, 2021 and December 31, 2020, work-in-process inventory includes $381.2 and $351.2, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the twelve months ended December 31, 2021 includes $217.5 of excess capacity production costs related to

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
temporary B737 MAX, A220, and A320 production schedule changes. Cost of sales also includes costs abnormal costs related to workforce adjustments as a result of COVID-19 production pause, net of U.S. employee retention credit and U.K. government subsidies for the twelve months ended December 31, 2021 of $12.0. Cost of sales for the twelve months ended December 31, 2020 includes $278.9 of excess capacity production costs related to temporary B737 MAX, A220, and A320 production schedule changes, $33.7 related to temporary workforce adjustments as a result of COVID-19 production pause, net of the U.S. employee retention credit and U.K. government subsidies of approximately $21.4.

10.     Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	December 31, 2021	December 31, 2020
Land	$30.7	$30.8
Buildings (including improvements)	1,242.0	1,166.7
Machinery and equipment	2,276.5	2,120.5
Tooling	1,051.1	1,036.1
Capitalized software	323.0	282.5
Construction-in-progress	117.1	220.0
Total	5,040.4	4,856.6
Less: accumulated depreciation	(2,654.9)	(2,352.8)
Property, plant and equipment, net	$2,385.5	$2,503.8

Capitalized interest was $6.1, $5.0, and $6.5 for the twelve months ended December 31, 2021, 2020 and 2019, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $158.8, $119.7, and $142.2 for the twelve months ended December 31, 2021, 2020 and 2019, respectively.
The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software. Depreciation expense related to capitalized software was $16.7, $16.1, and $17.7 for the twelve months ended December 31, 2021, 2020, and 2019, respectively.
The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  For the twelve months ended December 31, 2021, there was no impairment. During the twelve months ended December 31, 2020, the Company disposed of long-lived assets with a net book value of $19.2 and $3.7 related to production decreases, process-related changes and quality improvement initiatives on the B787 and A350 programs, respectively. By segment, the disposal charge of $22.9 was related to the Commercial segment, and is included as a separate line item of the operating loss in the Consolidated Statements of Operations for the period.

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
The Company has lease agreements that include lease and non-lease components, which are generally accounted for separately. For certain leases (primarily related to IT equipment), the Company does account for the lease and non-lease components as a single lease component. A portfolio approach is applied to effectively account for the assets and liabilities for those specific leases referenced above. The Company does not have any material leases containing variable lease payments or residual value guarantees. The Company also does not have any material subleases.
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
For the twelve months ended December 31, 2021, total net lease cost was $47.3. This was comprised of $11.5 of operating lease costs, $28.8 amortization of assets related to finance leases, and $7.0 interest on finance lease liabilities. For the twelve months ended December 31, 2020, total net lease cost was $36.8. This was comprised of $9.0 of operating lease costs, $21.5 amortization of assets related to finance leases, and $6.3 interest on finance lease liabilities. For the twelve months ended December 31, 2019, total net lease cost was $25.1. This was comprised of $9.0 of operating lease costs, $13.1 of amortization of assets related to finance leases, and $3.0 interest on finance lease liabilities.

Supplemental cash flow information related to leases was as follows:

	For the Twelve Months Ended	For the Twelve Months Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.9	$8.7
Operating cash flows from finance leases	$7.0	$6.3
Financing cash flows from finance leases	$40.9	$30.1

ROU assets obtained in exchange for lease obligations:
Operating leases	$20.8	$28.5
Supplemental balance sheet information related to leases:

	December 31, 2021	December 31, 2020
Finance leases:
Property and equipment, gross	$266.1	$214.2
Accumulated amortization	(73.1)	(45.1)
Property and equipment, net	$193.0	$169.1

The weighted average remaining lease term as of December 31, 2021 for operating and finance leases was 36.3 years and 4.9 years, respectively. The weighted average discount rate as of December 31, 2021 for operating and finance leases was 5.6% and 4.5%, respectively. See Note 16, Debt, for current and non-current finance lease obligations. The weighted average remaining lease term as of December 31, 2020 for operating and finance leases was 42.3 years and 5.5 years, respectively. The weighted average discount rate as of December 31, 2020 for operating and finance leases was 5.5% and 4.3%, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
As of December 31, 2021, remaining maturities of lease liabilities were as follows:

	2022	2023	2024	2025	2026	2027 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$12.4	$11.7	$11.2	$10.6	$8.8	$168.8	$223.5	$(136.5)	$87.0
Financing Leases	$48.3	$43.0	$34.7	$22.9	$15.8	$19.8	$184.5	$(19.4)	$165.1

As of December 31, 2021, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $0.3 and $35.1, respectively, for manufacturing equipment and facilities which are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 15 years. The Company's involvement in the construction and design process for these assets is generally limited to project management.

12.     Other Assets, Goodwill, and Intangible Assets
Other current assets are summarized as follows:

	December 31, 2021	December 31, 2020
Prepaid expenses	20.7	16.3
Income tax receivable(1)	14.0	315.3
Other assets- short term	5.0	4.7
Total other current assets	$39.7	$336.3
Other assets are summarized as follows:

	December 31, 2021	December 31, 2020
Deferred financing
Deferred financing costs	0.9	0.9
Less: Accumulated amortization-deferred financing costs	(0.6)	(0.5)
Deferred financing costs, net	0.3	0.4
Other
Supply agreements (2)	9.2	11.4
Equity in net assets of affiliates	0.8	3.1
Restricted cash - collateral requirements	19.5	19.5
Rotables	38.3	35.1
Other	23.5	14.1
Total	$91.6	$83.6
_______________________________________

(1) Decrease in income tax receivable is a result of $300 refund received in 2021 from 2020 NOL carryback claim.

(2) Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Goodwill is summarized as follows:

			Changes in Goodwill Balance
	Balance at							Balance at
Segment	December 31, 2020		Acquisitions		Adjustments/Other		Currency Exchange	December 31, 2021
Commercial	$67.9		$—		$228.8		$0.1	$296.8
Defense & Space	$5.5		$—		$—		$—	$5.5
Aftermarket	$5.1		$18.1	(2)	$298.2		$—	$321.4
Not Allocated	$486.8	(1)	$—		$(486.8)	(1)	$—	$—
	$565.3		$18.1		$40.2	(3)	$0.1	$623.7

(1) The Bombardier Acquisition (as defined below in Note 28, Acquisitions) on October 30, 2020 resulted in the establishment of $486.8 of goodwill that was included in the balance reported at December 31, 2020, which, given the preliminary nature of the Bombardier Acquisition purchase price allocation, had not yet been allocated to the relevant reportable segments. The amount was subsequently allocated and is included in the segments noted above. See also Note 28, Acquisitions.

(2) Goodwill related to the acquisition of the assets of Applied Aerodynamics, Inc. ("Applied") during the three months ended July 1, 2021 resulted in the establishment of $17.4 of goodwill that was included in the balance reported at July 2, 2021. As a result of certain purchase price allocation adjustments recorded during the purchase price accounting measurement period based on additional information obtained, the goodwill resulting from the Applied acquisition was adjusted by $0.7 to $18.1 as of December 31, 2021. See Note 28, Acquisitions.

(3)    As a result of certain purchase price allocation adjustments recorded during the purchase price accounting measurement period based on additional information obtained, the goodwill resulting from the Bombardier Acquisition was adjusted by $40.2, from $486.8 that was reported at December 31, 2020, to $527.0 as of December 31, 2021. See also Note 28, Acquisitions.

The total goodwill value includes no accumulated impairment loss in any of the periods presented. The Company assesses goodwill for impairment annually in the fourth quarter or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. We test goodwill for impairment by performing a qualitative assessment or quantitative test at the reporting unit level. In performing a qualitative assessment, we evaluate company-specific, market and industry, economic, and other relevant factors that may impact the fair value of our reporting units or the carrying value of the net assets of the respective reporting unit. If we determine that it is more likely than not that the carrying value of the net assets is more than the fair value of the respective reporting unit, then a quantitative test is performed. Where the quantitative test is used, we compare the carrying value of net assets to the estimated fair value of the respective reporting unit. If the fair value is determined to be less than carrying value, a goodwill impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Intangible assets are summarized as follows:

	December 31, 2021	December 31, 2020
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	2.8	2.8
Developed technology asset(1)	92.0	94.0
Customer relationships intangible assets(2)	137.2	124.1
Total intangible assets	234.0	222.9
Less: Accumulated amortization - patents	(2.0)	(2.0)
Accumulated amortization - favorable leasehold interest	(1.9)	(1.8)
Accumulated amortization - developed technology asset	(8.8)	(2.6)
Accumulated amortization - customer relationships	(9.0)	(1.3)
Intangible assets, net	212.3	215.2

(1) The acquisition of Fiber Materials Inc. on January 10, 2020 resulted in the establishment of a $30.0 intangible asset for developed technology. The Bombardier Acquisition resulted in the establishment of a $64.0 intangible asset for developed technology reported at December 31, 2020, which was subsequently adjusted to $62.0 related to the goodwill adjustment described above.
(2) The Bombardier Acquisition resulted in the establishment of a $124.1 intangible asset for customer relationships, which has been adjusted to $131.0 related to the goodwill adjustment described above. The acquisition of Applied on April 26, 2021 resulted in the establishment of a $6.9 intangible asset for customer relationships which has been adjusted to $6.2 related to the goodwill adjustment described above. See also Note 28, Acquisitions.

The Company’s policy is to use straight-line amortization on the amortizing intangible assets. The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Balance sheet and the weighted average amortization is estimated to be the following as of December 31, 2021:

Year	Favorable leasehold interest	Developed Technology	Customer Relationships	Total
2022	0.1	6.1	8.1	14.3
2023	0.1	6.1	8.1	14.3
2024	0.1	6.1	8.1	14.3
2025	0.1	6.1	8.1	14.3
2026	0.1	6.1	8.1	14.3

Weighted average amortization period	7.5	13.6	16.4	15.3

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of December 31, 2021, the amount of advance payments received by us from Boeing and not yet repaid was approximately $212.1.

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, the 2019 MOA entered into on April 12, 2019 included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123, which was received during the third quarter of 2019. The 2020 MOA entered into on February 6, 2020, extended the repayment date of the $123, advance received by Spirit under the 2019 MOA to 2022. The 2020 MOA also required Boeing to pay $225 to Spirit in the first quarter of 2020, consisting of (i) $70 in support of Spirit’s inventory and production stabilization, of which $10 was repaid by Spirit in 2021, and (ii) $155 as an incremental pre-payment for costs and shipset deliveries over the next two years. On February 9, 2021, Spirit signed a letter of agreement for Boeing to pay $38.5 to Spirit in the first quarter of 2021, which consisted of (i) $68.5 as additional pre-payment for the costs and shipset deliveries less the (ii) ($30) credit owed to Boeing for rate-based pricing premium. As of December 31, 2021, the amount of advance payments received from Boeing and not yet repaid was $123.

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

The Company’s long-term debt includes a senior secured term loan and senior notes.  The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	December 31, 2021			December 31, 2020
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	595.2	595.2	(2)	389.6	395.0	(2)
Floating rate notes	—	—		299.7	297.5	(1)
Senior notes due 2023	299.3	303.6	(1)	298.8	293.8	(1)
Senior secured first lien notes due 2025	495.3	513.3	(1)	493.9	521.2	(1)
Senior secured second lien notes due 2025	1,187.5	1,252.4	(1)	1,184.2	1,279.1	(1)
Senior notes due 2026	298.4	307.5	(1)	298.1	313.9	(1)
Senior notes due 2028	695.2	697.4	(1)	694.6	689.2	(1)
Total	$3,570.9	$3,669.4		$3,658.9	$3,789.7
_______________________________________

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy
See also Note 15, Derivative and Hedging Activities.

15.   Derivative and Hedging Activities
Derivatives Accounted for as Hedges

Cash Flow Hedges - Interest Rate Swaps

The Company has traditionally entered into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. During the third quarter of 2019, the Company entered into two interest rate swap agreements with a combined notional value of $450.0. These derivatives were designated as cash flow hedges by the Company. As of December 31, 2020, the Company had one interest rate swap agreement, designated as cash flow hedge, with a notional value of $150. The fair value of these hedges was a liability of $1.2 as of December 31, 2020, which is recorded in the other current liabilities line item on the Consolidated Balance Sheet for the respective period. On February 24, 2021, the Company terminated the remaining swap agreement. As of December 31, 2021, the Company had no swaps outstanding.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") and recorded in earnings in the period in which the hedged transaction occurs. No gain or loss was recognized in AOCI for the twelve months ended December 31, 2021. For the twelve months ended December 31, 2020 and 2019, the Company recorded a net loss in AOCI of $14.3 and $0.8, respectively. For the twelve months ended December 31, 2021, 2020 and 2019 a loss of $0.4, $3.6 and $0.1, respectively, was reclassified from AOCI to earnings, and included in the interest expense line item on the Consolidated Statements of Operations, and in operating activities on the Consolidated Statements of Cash Flows. For the twelve months ended December 31, 2021 and 2020, a loss of $0.7 and $10.4, respectively, was reclassified from AOCI to earnings resulting from the termination of a swap agreement, and included in the other income line item on the Consolidated Statements of Operations, and in operating activities on the Consolidated Statements of Cash Flows.

Cash Flow Hedges – Foreign Currency Hedge

The Company has entered into currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through September 2022.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The following table summarizes the notional amounts (representing the gross contract/notional amount of the derivatives outstanding) and fair values of the derivative instruments in the Consolidated Balance Sheets as of December 31, 2021, and December 31, 2020. The foreign currency exchange contracts are measured within Level 1 of the Fair Value hierarchy. See Note 14, Fair Value Measurements.

	Notional amount		Other assets		Other liabilities
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$167.7	$—	$—	$—	$2.0	$—
Total derivatives at fair value			$—	$—	$2.0	$—

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain (loss) recognized in AOCI associated with our hedging transactions is presented in the following table:

	For the Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Recognized in total other comprehensive loss:
Foreign currency exchange contracts	$(2.0)	$—	$—

The following table summarizes the gains/(losses) associated with our hedging transactions reclassified from AOCI to earnings:

	For the Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Foreign currency exchange contracts:
Other income (expense)	$(0.2)	$—	$—

Within the next 12 months, the Company expects to recognize a loss of $2.0 in earnings related to the foreign currency forward contracts. As of December 31, 2021, the maximum term of the hedged forecasted transaction was 9 months. Generally, the Company has agreements with its counterparties that contain a provision whereby if the Company defaults on its existing credit facilities and payment of the loans extended under such facilities is accelerated, the Company could be declared in default under its agreements, which may result in the early termination of the outstanding derivatives governed by such agreements and the payment of an early termination amount.

Derivatives Not Accounted for as Hedges
During the twelve months ended December 31, 2019, the Company recorded a net loss of $16.7 related to foreign currency forward contracts that were not designated as hedges. The loss was on foreign currency contracts that fully settled within the twelve months ended December 31, 2019, for which hedge accounting was not applied. There were no foreign currency forward contracts, other than those accounted for as cash flow hedges noted above, in existence as of December 31, 2021, December 31, 2020 or December 31, 2019.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
16.   Debt
Total debt shown on the balance sheet is comprised of the following:

	December 31, 2021		December 31, 2020
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	5.9	589.3	3.9	385.7
Floating Rate Notes	—	—	299.7	—
Senior notes due 2023	—	299.3	—	298.8
Senior secured first lien notes due 2025	—	495.3	—	493.9
Senior secured second lien notes due 2025	—	1,187.5	—	1,184.2
Senior notes due 2026	—	298.4	—	298.1
Senior notes due 2028	—	695.2	—	694.6
Present value of finance lease obligations	42.2	122.9	35.3	121.5
Other	1.4	54.8	1.8	56.1
Total	$49.5	$3,742.7	$340.7	$3,532.9

Credit Agreement

On October 5, 2020, Spirit entered into a term loan credit agreement (the “Credit Agreement”) providing for a $400.0 senior secured term loan B credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. On October 5, 2020 Spirit borrowed the full $400.0 of initial term loans available under the Credit Agreement. The Credit Agreement also permits Spirit to request one or more incremental term facilities in an aggregate principal amount not to exceed (x) in the case of any incremental facility that is secured on a pari passu basis with the Credit Agreement, the greater of (a) $950.0 and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the first lien secured net leverage ratio does not exceed 3.25 to 1.00; and (y) in the case of any incremental facility that is secured on a junior basis to the Credit Agreement, the greater of (a) $500.0 and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the secured net leverage ratio does not exceed 5.00 to 1.00. Borrowings under the Credit Agreement will be used for general corporate purposes. On November 15, 2021, the Company entered into a first refinancing, incremental assumption and amendment agreement (the “November 2021 Amendment”) to the Credit Agreement (the Credit Agreement as amended by the November 2021 Amendment, the “Amended Credit Agreement”). The November 2021 Amendment provides for, among other things, (i) the refinancing of the $397.0 aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2021 Amendment (the “Existing Term Loans”) with term loans in an equal principal amount with a lower interest rate (the “Repriced Term Loans”) and (ii) an incremental term loan facility of $203.0 in aggregate principal amount with the same terms as the Repriced Term Loans (the "Incremental Term Loans" and, together with the Repriced Term Loans, the “Term Loans”). A portion of the proceeds of the Term Loans was used to refinance the Existing Term Loans, and the remainder will be used to fund payments to the government of the United Kingdom and/or for general corporate purposes, including the repayment or redemption of debt. The Term Loans will mature on January 15, 2025 and amortizes in equal quarterly installments at a rate of 1.00% per annum of the $600.0 principal amount thereof, with the remaining balance due at final maturity. Following the effectiveness of the November 2021 Amendment, the Term Loans bear interest, at Spirit’s option, of LIBOR plus an applicable margin (3.50% or 3.75%) or base rate plus an applicable margin (2.50% or 2.75%). The applicable margin is based on Spirit's first lien secured gross leverage ratio.

The obligations under the Amended Credit Agreement are guaranteed by Holdings and Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”), (collectively, the “Guarantors”) and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of Spirit, subject to certain customary exceptions. The obligations are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The Amended Credit Agreement contains usual and customary affirmative and negative covenants for facilities and transactions of this type and that, among other things, restrict the Company and its restricted subsidiaries’ ability to incur additional indebtedness, create liens, consolidate or merge, make acquisitions and other investments, guarantee obligations of third parties, make loans or advances, declare or pay certain dividends or distributions on the Company’s stock, redeem or repurchase shares of the Company’s stock, engage in transactions with affiliates and enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends or dispose of assets. These covenants are subject to a number of qualifications and limitations.

The Amended Credit Agreement provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving the Company and its material subsidiaries.

As of December 31, 2021, the outstanding balance of the Amended Credit Agreement was $598.5 and the carrying value was $595.2.

First Lien 2025 Notes

On October 5, 2020, Spirit entered into an Indenture (the “First Lien 2025 Notes Indenture”), by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $500.0 aggregate principal amount of its 5.500% Senior Secured First Lien Notes due 2025 (the “First Lien 2025 Notes"). As of December 31, 2021, the outstanding balance of the First Lien 2025 Notes was $500.0 and the carrying value was $495.3.

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

The First Lien 2025 Notes are guaranteed by the Guarantors and secured by certain real property and personal property, including certain equity interests, owned by Spirit and the Guarantors. The First Lien 2025 Notes and guarantees are Spirit’s and the Guarantors’ senior secured obligations and rank equally in right of payment with all of their existing and future senior indebtedness, effectively equal with their existing and future indebtedness secured on a pari passu basis by the collateral for the First Lien 2025 Notes to the extent of the value of the collateral (including the Amended Credit Agreement and the 2026 Notes), effectively senior to all of their existing and future indebtedness that is not secured by a lien, or is secured by a junior-priority lien, on the collateral for the First Lien 2025 Notes to the extent of the value of the collateral, effectively junior to any of their other existing and future indebtedness that is secured by assets that do not constitute collateral for the First Lien 2025 Notes to the extent of the value of such assets, and senior in right of payment to any of their existing and future subordinated indebtedness.

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

2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of December 31, 2021, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $298.4. The Company and Spirit NC guarantee Spirit's obligations under the 2026 Notes on a senior secured basis.

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

On October 5, 2020, Spirit entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with 2026 Notes. Under the Fourth Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the holders of the First Lien 2025 Notes and the secured parties under the Amended Credit Agreement.

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

The Second Lien 2025 Notes mature on April 15, 2025 and bear interest at a rate of 7.500% per year payable semiannually in cash in arrears on April 15 and October 15 of each year. The first interest payment date was October 15, 2020. As of December 31, 2021, the outstanding balance of the Second Lien 2025 Notes was $1,200.0 and the carrying value was $1,187.5.

The Second Lien 2025 Notes are guaranteed by the Guarantors and secured by certain real property and personal property, including certain equity interests, owned by Spirit and the Guarantors. The Second Lien 2025 Notes and guarantees are Spirit’s and the Guarantors’ senior secured obligations and will rank equally in right of payment with all of their existing and future senior indebtedness, effectively junior to all of their existing and future first-priority lien indebtedness to the extent of the value of the collateral securing such indebtedness (including indebtedness under the Amended Credit Agreement, the Second Lien 2025 Notes and the 2026 Notes), effectively junior to any of their other existing and future indebtedness that is secured by assets that do not constitute collateral for the Second Lien 2025 Notes to the extent of the value of such assets, and senior in right of payment to any of their existing and future subordinated indebtedness.

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

The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 0.80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. On

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
February 24, 2021, Spirit redeemed the outstanding $300.0 principal amount of the Floating Rate Notes. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $0.0, $300.0, and $700.0 as of December 31, 2021, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was 0.0, $299.3, and $695.2 as of December 31, 2021, respectively.

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

As of December 31, 2021, the Company was in compliance with all covenants contained in the indentures governing the First Lien 2025 Notes, Second Lien 2025 Notes, 2023 Notes, 2026 Notes, and the 2028 Notes.

The following table shows required payments during the next five years on the term loan and notes outstanding at December 31, 2021. See Note 11, Leases for maturities of finance lease obligations.

	2022	2023	2024	2025	2026
Required payments	$6.0	$306.0	$6.0	$2,280.5	$300.0

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
The following table summarizes the multi-employer plan to which the Company contributes. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2020 and 2021 is for the plan's year-end at December 31, 2020, and December 31, 2021, respectively. The zone status is based on information received from the plan.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2020	2021		2019	2020	2021
IAM National Pension Fund	51-60321295	Red	Red	Yes	$40.7	$30.1	$23.0	Yes	IAM June 24, 2023 UAW December 7, 2025
Pension Fund	Year Company Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan’s Year-End)
IAM National Pension Fund	2019, 2020
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
The Company recorded $30.4, $32.5, and $35.9 in contributions to these plans for the twelve months ended December 31, 2021, 2020, and 2019, respectively.
On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of base salary while participating employees are required to contribute 4% of base salary. The Company recorded $3.9 in contributions to this plan for the twelve months ended December 31, 2021, $4.1 in contributions for the twelve months ended December 31, 2020 and $4.1 in contributions for the twelve months ended December 31, 2019.
On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired a further defined contribution plan for certain employees at the Belfast location. Under the plan, the Company contributes up to 8% of base salary, matching employee contributions up to this level. The Company recorded $0.3 in contributions to this plan for the twelve months ended December 31, 2021 and $0.03 for the two months from October 30, 2020 to December 31, 2020, excluding contributions paid in respect of employee's own contributions.

A new defined contribution plan was set up at the Belfast location following the closure of the Shorts Pension with effect from December 10, 2021 (see below). Under the terms of the plan, the Company contributes up to 8% of base salary if participating employees contribute 4% of base salary. Additional transitional contributions of 5% a year for the first four years then 4% a year for the next four years are also payable by the Company for employees who were members of Shorts Pension at the point of closure.
Defined Benefit Pension Plans
Effective June 17, 2005, pension assets and liabilities were spun-off from three Boeing qualified plans into four qualified Spirit plans for each Spirit employee who did not retire from Boeing by August 1, 2005. Effective December 31, 2005, all four qualified plans were merged together. In addition, Spirit has one nonqualified plan providing supplemental benefits to executives who transferred from a Boeing nonqualified plan to a Spirit plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of the Boeing Acquisition (i.e., no future service benefits are being earned in these plans). The Company intends to fund its qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans’ participants and are structured to maintain liquidity that is sufficient to pay benefit obligations. Effective October 1, 2021, the Company spun off a portion of the existing Pension Value Plan ("PVP A"), called PVP B. As part of the plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution is expected in the first quarter of 2022.

On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a U.K. defined benefit pension plan for those employees based in Prestwick that had pension benefits remaining in BAE Systems’ pension plan. Effective December 31, 2013, this Prestwick pension plan was closed and benefits were frozen and thereafter subject only to statutory pension revaluation.
On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired two further defined benefit plans for current and former employees at the Belfast location. As of December 31, 2021, the Company had concluded its consultation

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
and communication with employee and Trade Union representatives on the closure of the largest of the defined benefit plans acquired as part of the Bombardier Acquisition, the Shorts Pension (as defined below). The outcome is that the Shorts Pension was amended and closed to the future accrual of benefits for all employees who are members of the plan, effective December 10, 2021. From December 11, 2021, affected employees will build up future retirement savings in a new defined contribution scheme. For the twelve months ended December 31, 2021, the impact of the closure of the Shorts Pension resulted in a curtailment gain of $61.0. The remaining plan is closed to new hires and the future accrual of benefits, as the final employees accruing service in the plan left Company employment. In accordance with the agreement reached as part of the Bombardier Acquisition, the Company made contributions of $154.7 to improve the funded status of the Belfast defined benefit plans during 2021, which included a one-time special contribution of $137.6 to the Shorts Pension plan during October 2021.
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
On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired a post-retirement medical plan for certain former employees at the Belfast location. Eligibility for this plan is closed and no further participants in the plan are expected.
Obligations and Funded Status
The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the balance sheets for the fiscal years 2021 and 2020. Benefit obligation balances presented in the tables reflect the projected benefit obligation and accumulated benefit obligation for the Company’s pension plans, and accumulated post-retirement benefit obligations for the Company’s post-retirement medical plan. The Company uses an end of fiscal year measurement date of December 31 for the Company's U.S. pension and post-retirement medical plans. Special termination benefits for the period ending December 31, 2020 were related to a voluntary retirement program offered by the Company in 2020. The projected benefit obligation of the U.S. based defined benefit plans as of December 31, 2021 decreased overall due largely to an increase in the effective discount rate (41 basis points for PVP A). These factors were partially offset by the spinoff of PVP B from PVP A resulting in a settlement loss. The US based Other Post-Retirement benefit plans projected benefit obligation decreased due to an increase in the effective discount rate of 70 basis points. The projected benefit obligation of the U.K. Prestwick Plan decreased, driven by the discount rate increasing by 30 basis points from December 31, 2020 to December 31, 2021. The projected benefit obligation of the U.K. Belfast plans was acquired on October 30, 2020, as part of the Bombardier Acquisition. The funded status for the U.K. Belfast plans improved over the year primarily due to the impact of closing the Shorts Pension to future accrual, the deficit reduction contributions paid by the Company which were agreed as part of the Bombardier Acquisition and out-performance of the plan assets over the projected benefit obligation.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2021	2020	2021	2020
Change in projected benefit obligation:
Beginning balance	$1,099.1	$1,096.6	$49.5	$41.8
Service cost	—	—	0.8	0.8
Employee contributions	—	—	1.3	1.2
Interest cost	18.7	24.4	0.3	1.0
Actuarial losses (gains)	(38.7)	124.8	1.0	(1.8)
Special termination benefits	—	31.0	—	12.0
Plan Curtailment	—	33.9	—	2.3
Plan Settlements	(226.7)	(175.5)	—	—
Benefits paid	(38.3)	(36.1)	(10.4)	(7.8)
Projected benefit obligation at the end of the period	$814.1	$1,099.1	$42.5	$49.5
Assumptions used to determine benefit obligation:
Discount rate	2.72%	2.31%	1.96%	1.26%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	7.00%	5.56%
Ultimate trend rate	N/A	N/A	4.00%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	2047	2038
Change in fair value of plan assets:
Beginning balance	$1,526.3	$1,519.5	$—	$—
Actual return (loss) on assets	66.3	218.4	—	—
Employer contributions to plan	(9.0)	0.1	9.1	6.6
Employee contributions to plan	—	—	1.3	1.2
Plan Settlements	(226.7)	(175.5)	—	—
Benefits paid	(38.3)	(36.2)	(10.4)	(7.8)
Ending balance	$1,318.6	$1,526.3	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$504.5	$427.3	$(42.5)	$(49.5)
Net amounts recognized	$504.5	$427.3	$(42.5)	$(49.5)
Amounts recognized in the balance sheet:
Noncurrent assets	$505.8	$428.7	—	—
Current liabilities	(0.1)	(0.1)	(9.7)	(10.3)
Noncurrent liabilities	(1.2)	(1.3)	(32.8)	(39.2)
Net amounts recognized	$504.5	$427.3	$(42.5)	$(49.5)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive (loss) income	$51.7	$(6.5)	$16.2	$19.3
Cumulative employer contributions in excess of net periodic benefit cost	452.8	433.8	(58.7)	(68.8)
Net amount recognized in the balance sheet	$504.5	$427.3	$(42.5)	$(49.5)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$1.3	$1.4	$42.5	$49.5
Accumulated benefit obligation	1.3	1.4	—	—
The U.S. based defined benefit plans utilize a cash balance based formula for a subset of the plan participants. The weighted-average interest crediting rates used to determine the benefit obligation and net periodic benefit cost for all future years is 5.25%.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Prestwick Plan	2021	2020
Change in projected benefit obligation:
Beginning balance	$75.9	$66.7
Service cost	1.2	0.9
Interest cost	1.0	1.2
Actuarial loss (gain)	(1.3)	12.2
Benefits paid	(1.1)	(0.8)
Expense paid	(1.2)	(0.9)
Plan settlements	(2.2)	(5.9)
Exchange rate changes	(0.7)	2.5
Projected benefit obligation at the end of the period	$71.6	$75.9
Assumptions used to determine benefit obligation:
Discount rate	1.75%	1.45%
Rate of compensation increase	3.50%	3.10%
Change in fair value of plan assets:
Beginning balance	$103.1	$91.6
Actual return (loss) on assets	(0.9)	15.1
Company contributions	1.9	1.7
Plan settlements	(2.5)	(6.9)
Expenses paid	(1.2)	(0.9)
Benefits paid	(1.1)	(0.8)
Exchange rate changes	(1.0)	3.3
Ending balance	$98.3	$103.1
Reconciliation of funded status to net amounts recognized:
Funded status	26.7	27.2
Net amounts recognized	$26.7	$27.2
Amounts recognized in the balance sheet:
Noncurrent assets	$26.7	$27.2
Noncurrent liabilities	—	—
Net amounts recognized	$26.7	$27.2
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive income	4.3	5.8
Prepaid pension cost	22.4	21.4
Net amount recognized in the balance sheet	$26.7	$27.2
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$—	$—
Accumulated benefit obligation	—	—
Fair value of assets	$—	$—

Pension Benefits	Other Post-Retirement Benefits
Periods Ended December 31,	Periods Ended December 31,

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

U.K Belfast Plans	2021	2020	2021	2020
Change in projected benefit obligation:
Beginning balance	$2,661.4	$—	$0.8	$—
Net transfer in/(out) (including the effect of any business combination divestitures)	—	2,311.8	—	0.7
Service cost	39.3	6.3	0.1	—
Employee contributions	0.9	—	—	—
Expenses Paid	(1.3)	—	—	—
Interest cost	36.3	6.0	—	—
Actuarial losses (gains)	(57.5)	183.9	—	—
Plan curtailments	(61.0)	—	—	—
Exchange rate changes	(22.2)	161.6	—	0.1
Benefits paid	(67.9)	(8.2)	(0.1)	—
Projected benefit obligation at the end of the period	$2,528.0	$2,661.4	$0.8	$0.8
Assumptions used to determine benefit obligation:
Discount rate	1.8%	1.45%	1.8%	1.45%
Rate of compensation increase	N/A	2.90%	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	5.75%	5.50%
Ultimate trend rate	N/A	N/A	5.75%	5.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	N/A
Change in fair value of plan assets:
Beginning balance	$2,262.7	$—	$—	$—
Net transfer in/(out) (including the effect of any business combination divestitures)	—	2,003.7	—	—
Actual return on assets	139.7	125.9	—	—
Employer contributions to plan	180.9	3.8	0.1	—
Employee contributions to plan	0.9	0.1	—	—
Benefits paid	(67.9)	(8.2)	(0.1)	—
Exchange rate changes	(26.9)	137.4	—	—
Expenses paid	(1.3)	—	—	—
Ending balance	$2,488.1	$2,262.7	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$(39.9)	$(398.8)	$(0.8)	$(0.8)
Net amounts recognized	$(39.9)	$(398.8)	$(0.8)	$(0.8)
Amounts recognized in the balance sheet:
Noncurrent assets	0.6	—	—	—
Current liabilities	—	—	(0.1)	—
Noncurrent liabilities	(40.5)	(398.8)	(0.7)	(0.8)
Net amounts recognized	$(39.9)	$(398.8)	$(0.8)	$(0.8)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive (loss) income	$21.6	$(404.7)	$—	$(0.8)
Cumulative employer contributions in excess of net periodic benefit cost	(61.5)	5.9	(0.8)	—
Net amount recognized in the balance sheet	$(39.9)	$(398.8)	$(0.8)	$(0.8)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$2,501.9	$2,661.4	$0.8	$—
Accumulated benefit obligation	2,501.9	2,594.5	—	—
Fair value of assets	2,461.2	2,262.7	—	—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Annual Expense
The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2021, 2020, and 2019 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.S. Plans	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$0.8	$0.8	$0.9
Interest cost	18.7	24.4	36.5	0.3	1.0	1.2
Expected return on plan assets	(57.7)	(64.2)	(66.7)	—	—	—
Amortization of net (gain) loss	—	0.2	0.5	(1.3)	(1.7)	(2.2)
Amortization of prior service costs	—	—	—	(0.8)	(0.9)	(0.9)
Settlement loss recognized(1)	11.0	9.8	3.4	—	—	—
Curtailment loss/(gain) (2)	—	33.9	—	—	(0.2)	—
Special termination benefits(2)	—	31.0	5.2	—	12.0	3.9
Net periodic benefit (income) cost	(28.0)	35.1	(21.1)	(1.0)	11.0	2.9
Other changes recognized in OCI:
Total recognized in other OCI (income) loss	$(58.2)	$(39.4)	$(95.9)	$3.2	$1.0	$4.9
Total recognized in other net periodic benefit and OCI (income) loss	$(86.2)	$(4.3)	$(117.0)	$2.2	$12.0	$7.8
Assumptions used to determine net periodic benefit costs:
Discount rate	2.31%	3.19%	4.21%	1.26%	2.55%	3.74%
Expected return on plan assets	4.00%	4.50%	5.00%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	5.56%	5.90%	6.24%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2038	2038	2038

(1) Due to settlement accounting during the fiscal years ending 2021, 2020, and 2019, the Company recognized charges of $11.0, $9.8 and $3.4, respectively, that was recorded to Other income (expense).

(2) Special termination benefits and curtailment loss as of December 31, 2020 and December 31, 2019 is a combination of pension value plan, post-retirement medical plan, offset by a reduction in the Company’s net benefit obligation. The increase is due to voluntary retirement programs in 2020 and 2019.
The Company records the service component of net periodic benefit cost in operating profit and the non-service components of net periodic benefit cost (i.e., interest cost, expected return on plan assets, amortization of prior service cost, special termination benefits, and net actuarial gains or losses) as part of non-operating income.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2021, 2020, and 2019 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Prestwick Plan	2021	2020	2019
Components of net periodic benefit cost (income):
Service cost	$1.2	$0.9	$0.9
Interest cost	1.0	1.2	1.7
Expected return on plan assets	(1.4)	(1.7)	(2.4)
Settlement gain	(0.2)	(0.4)	(0.2)
Net periodic benefit cost (income)	$0.6	$—	$—
Other changes recognized in OCI:
Total cost (income) recognized in OCI	$1.2	$(0.9)	$(3.2)
Total recognized in net periodic benefit cost and OCI	$1.8	$(0.9)	$(3.2)
Assumptions used to determine net periodic benefit costs:
Discount rate	1.45%	2.10%	3.00%
Expected return on plan assets	1.40%	2.00%	3.10%
Salary increases	3.10%	3.15%	3.40%
The estimated net (gain) loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year for the U.K. plan is zero.
The components of the pension benefit plan expense for the Belfast plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2021, 2020, and 2019 are as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.K. Belfast Plans	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost (income):
Service cost	$39.3	$6.3	$—	$0.1	$—	$—
Interest cost	36.3	5.9	—	—	—	—
Curtailment (gain)/loss recognized(1)	(61.0)	—	—	—	—	—
Expected return on plan assets	(95.2)	(14.0)	—	—	—	—
Net periodic benefit cost (income)	$(80.6)	$(1.8)	$—	$0.1	$—	$—
Other changes recognized in OCI:
Total (income) recognized in OCI	$(98.1)	$96.6	$—	$—	$—	$—
Total recognized in net periodic benefit cost and OCI	$(178.7)	$94.8	$—	$0.1	$—	$—
Assumptions used to determine net periodic benefit costs:
Discount rate	1.45%	1.75%	—%	1.45%	1.75%	N/A
Expected return on plan assets	4.20%	4.20%	—%	N/A	N/A	N/A
Salary increases	2.90%	2.75%	—%	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	5.75%	5.50%	N/A
Ultimate trend rate	N/A	N/A	N/A	5.75%	5.50%	N/A
Year that ultimate trend rate is reached	N/A	N/A	N/A	N/A	N/A	N/A
(1) In the fourth quarter of 2021, the Shorts Pension Defined Benefit plan was closed out and a new defined contribution plan was opened for affected employees. This closure resulted in a curtailment gain of $61.0.

Assumptions
The Company sets the discount rate assumption annually for each of its retirement-related benefit plans as of the measurement date, based on a review of projected cash flow and a long-term high-quality corporate bond yield curve. The discount rate determined on each measurement date is used to calculate the benefit obligation as of that date, and is also used to calculate the net periodic benefit (income)/cost for the upcoming plan year. During 2015, the mortality assumption for the U.S. plans was updated to Mercer’s MRP-2007 generational mortality tables for non-annuitants and Mercer’s MILES-2010 generational tables for the Auto, Industrial Goods and Transportation group for annuitants both reflecting Mercer’s MMP-2007 improvement scale. In 2018, the Company incorporated the MMP-2018 improvement scale. MMP-2018 is a Mercer-developed scale that uses the same basic model as the Society of Actuaries MP-2018 scale, but with different parameters and adjustments for actual experience since 2006. In 2019, the Company incorporated the MMP-2019 improvement scale which was utilized in 2020. In 2021, the Company incorporated the MMP-2021 improvement scale. MMP-2021 is a Mercer-developed scale that uses the same basic model as the Society of Actuaries MP-2019 scale, but with different parameters and adjustments for actual experience since 2006. A blue collar adjustment is reflected for the hourly union participants and a white collar adjustment is reflected for all other participants. Actuarial gains and losses are amortized using the corridor method over the average working lifetimes of active participants/membership.

The pension expected return on assets assumption is derived from the long-term expected returns based on the investment allocation by class specified in the Company’s investment policy. The expected return on plan assets determined on each measurement date is used to calculate the net periodic benefit (income)/cost of the upcoming plan year.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To determine the health care cost trend rates the Company considers national health trends and adjusts for its specific plan design and locations. The trend and aging assumptions were updated during 2016 to reflect more current trends. These assumptions were reviewed in 2021 based on a review of updated national health trends.

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

Equities	20 – 50%
Fixed income	50 – 80%
Real estate	0 – 7%
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
The Company’s plans have asset allocations for the U.S., as of December 31, 2021 and December 31, 2020, as follows:

	2021	2020
Asset Category — U.S.
Cash equivalents	6%	—%
Equity securities — U.S.	22%	26%
Equity securities — International	3%	3%
Debt securities	67%	69%
Real estate	2%	2%
Total	100%	100%

U.K. Prestwick Plan
The Trustee’s investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equity securities	15 – 17%
Debt securities	82 - 84%
Property	1%
The Plan has asset allocations as of December 31, 2021 and December 31, 2020, as follows:

	2021	2020
Asset Category — U.K. Prestwick
Equity securities	15%	15%
Debt securities	80%	80%
Other	5%	5%
Total	100%	100%

U.K. Belfast Plans

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The Trustees’ investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plans. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equity securities	31%
Fixed Income	35%
Indexed-Linked Gilts	19%
Real Return Assets	13%
Money Market	2%

The Plans have asset allocations as of December 31, 2021 and December 31, 2020, as follows:

	2021	2020
Asset Category — U.K. Belfast
Equity securities	32%	32%
Fixed Income	34%	36%
Indexed-Linked Gilts	18%	15%
Real Return Assets	13%	13%
Money Market	3%	4%
Total	100%	100%

Projected contributions and benefit payments
Required U.S. pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2022 and discretionary contributions are not expected in 2022. SERP and post-retirement medical plan contributions in 2022 are expected to be $9.8. Expected contributions to the U.K. Prestwick plan for 2022 are zero. Expected contributions to the U.K. (Belfast) plans for 2022 are $19.0.
The Company monitors its defined benefit pension plan asset investments on a quarterly basis and believes that the Company is not exposed to any significant credit risk in these investments.
The total benefits expected to be paid over the next ten years from the plans’ assets or the assets of the Company, by country, are as follows:

U.S.	Pension Plans	Other Post-Retirement Benefit Plans
2022	$69.1	$9.7
2023	$40.0	$8.7
2024	$40.7	$6.2
2025	$41.4	$4.3
2026	$42.0	$3.3
2027-2031	$214.7	$11.2

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

U.K. Prestwick	Pension Plans
2022	$1.1
2023	$1.1
2024	$1.1
2025	$1.2
2026	$1.2
2027-2031	$6.3

U.K. Belfast	Pension Plans	Other Post-Retirement Benefit Plans
2022	$69.3	$0.1
2023	$70.6	$0.1
2024	$71.9	$0.1
2025	$73.3	$0.1
2026	$74.7	$0.1
2027-2031	$395.1	$0.5

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
As of December 31, 2021 and December 31, 2020, the pension plan assets measured at fair value on a recurring basis were as follows:

		At December 31, 2021 Using
Description	December 31, 2021 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$80.4	$80.4	$—	$—
Collective Investment Trusts	97.6	—	95.7	1.9
Commingled Equity and Bond Funds	3,700.1	—	3,700.1	—
	$3,878.1	$80.4	$3,795.8	$1.9

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

		At December 31, 2020 Using
Description	December 31, 2020 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$6.4	$6.4	$—	$—
Collective Investment Trusts	102.4	—	99.0	3.4
Commingled Equity and Bond Funds	3,735.0	—	3,735.0	—
	$3,843.8	$6.4	$3,834.0	$3.4
The table below sets forth a summary of changes in the fair value of the Plan’s level 3 investment assets and liabilities for the years ended December 31, 2021 and December 31, 2020:

	December 31, 2021
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$3.4	$—	$0.2	$(1.7)	$—	$1.9
	$3.4	$—	$0.2	$(1.7)	$—	$1.9

	December 31, 2020
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$3.4	$—	$(0.1)	$—	$0.1	$3.4
	$3.4	$—	$(0.1)	$—	$0.1	$3.4
18.   Capital Stock
Holdings has authorized 210,000,000 shares of stock. Of that, 200,000,000 shares are Common Stock, par value $0.01 per share, one vote per share and 10,000,000 shares are preferred stock, par value $0.01 per share.
In association with the Boeing Acquisition, Spirit executives with balances in Boeing’s Supplemental Executive Retirement Plan (“SERP”) were authorized to purchase a fixed number of units of Holdings “phantom stock” at $3.33 per unit based on the present value of their SERP balances. Any payment on account of units may be made in cash or shares of Common Stock at the sole discretion of Holdings. The balance of SERP units was 16,023, 28,950 and 38,754 as of December 31, 2021, 2020, and 2019, respectively.
Repurchases of Common Stock
As of December 31, 2021, there was $925.0 remaining under the Board-authorized share repurchase program. During the twelve months ended December 31, 2021, no shares were repurchased under the Board-authorized share repurchase program. Share repurchases are currently on hold due to the impacts of the B737 MAX grounding and the COVID-19 pandemic. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

During the three months ended December 31, 2021, 8,536 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the Omnibus Plan.

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
Holdings has recognized a net total of $25.8, $24.2, and $36.1 of stock compensation expense for the twelve months ended December 31, 2021, 2020, and 2019, respectively. Stock compensation expense is charged in its entirety directly to selling, general and administrative expense.
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
The Company expensed a net amount of $1.5, $1.4, and $1.4 for the restricted shares of Common Stock and RSUs for the twelve months ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, the Company’s unamortized stock compensation related to these restricted shares of Common Stock and RSUs is $0.5, which will be recognized over a weighted average remaining period of 4 months. The intrinsic value of the unvested restricted shares of Common Stock and RSUs, based on the value of the Company’s stock at December 31, 2021, was $1.5, based on the value of the Company’s Common Stock and the number of unvested shares of restricted Common Stock and RSUs.
The following table summarizes grants of restricted Common Stock and RSUs to members of the Company’s Board of Directors for the twelve months ended December 31, 2021, 2020, and 2019:

	Shares	Value(1)
	Class A	Class A
	(Thousands)
Board of Directors Stock Grants
Nonvested at December 31, 2018	22	1.6
Granted during period	17	1.5
Vested during period	(22)	(1.7)
Forfeited during period	—	—
Nonvested at December 31, 2019	17	1.4
Granted during period	65	1.3
Vested during period	(17)	(1.5)
Forfeited during period	—	—
Nonvested at December 31, 2020	65	1.2
Granted during period	36	$1.6
Vested during period	(65)	$(1.2)
Forfeited during period	—	$—
Nonvested at December 31, 2021	36	$1.6
______________________________________________________________________________________________________________________________
(1)Value represents grant date fair value per share.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Long-Term Incentive Awards
Holdings has established the Long-Term Incentive Plan (the “LTIP”) under the Omnibus Plan to grant equity awards to certain employees. Generally, specified employees are entitled to receive a long-term incentive award that, for the 2021 year, consisted of the following:
•60% of the award consisted of time-based, service-condition restricted Common Stock that vests in equal installments over a three-year period (restricted stock awards (“RSAs”) or restricted stock units (“RSUs”)). Values for these awards are based on the value of Common Stock on the grant date.
•40% of the award consisted of performance-based, market-condition restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon TSR compared to the Company’s peers (the “TSR Award”). Values for these awards are initially measured on the grant date using estimated payout levels derived from a Monte Carlo valuation model.
For the 2020 and 2019 years, specified employees were entitled to receive a long-term incentive award that generally consisted of the following:
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
For the twelve months ended December 31, 2021, 570,914 time or service-based restricted stock units (“RSUs”) and 30,024 time or service-based restricted stock awards (“RSAs”) were granted with aggregate date fair values of $26.9 under the Company's LTIP. In addition, 162,102 performance-based restricted stock units (“PBRSUs”) were granted with aggregate grant date fair value of $9.8 under the Company’s LTIP.
For the twelve months ended December 31, 2020, 515,788 shares of Common Stock with an aggregate grant date fair value of $21.0 were granted as RS Awards under the Company’s LTIP. In addition, 385,887 shares of Common Stock with an aggregate grant date fair value of $16.1 were granted as TSR Awards and FCF Percentage Awards under the Company’s LTIP.

For the twelve months ended December 31, 2019, 303,638 shares of Common Stock with an aggregate grant date fair value of $27.3 were granted as RS Awards under the Company’s LTIP. In addition, 127,802 shares of Common Stock with an aggregate grant date fair value of $13.4 were granted as TSR Awards under the Company’s LTIP.
The Company expensed a net total of $24.3, $22.8, and $32.2 for share of Common Stock issued under the LTIP for the twelve month periods ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, the Company’s unamortized stock compensation related to these unvested shares of Common Stock is $28.9, which will be recognized over a weighted average remaining period of 1.7 years. The intrinsic value of the unvested shares of Common Stock issued under the LTIP at December 31, 2021 was $54.7, based on the value of the Company’s Common Stock and the number of unvested shares.
    The following table summarizes the activity of the restricted shares under the LTIP for the twelve month periods ended December 31, 2021, 2020, and 2019:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Shares	Value(1)
	Common Stock	Common Stock
	(Thousands)
Long-Term Incentive Plan/Long-Term Incentive Award under Omnibus Plan
Nonvested at December 31, 2018	1,391	$86.0
Granted during period	431	40.6
Vested during period	(393)	(24.2)
Forfeited during period	(125)	(8.4)
Nonvested at December 31, 2019	1,304	94.0
Granted during period	940	39.6
Vested during period	(573)	(39.1)
Forfeited during period	(192)	(14.0)
Nonvested at December 31, 2020	1,479	80.5
Granted during period	763	36.7
Vested during period	(305)	(20.6)
Forfeited during period	(535)	(27.7)
Nonvested at December 31, 2021	1,402	$68.9
________________________________________________________________________________________________________________________________

(1)Value represents grant date fair value.

20.   Income Taxes
Income Before Income Taxes: The sources of income before income taxes are:

	2021	2020	2019
U.S.	$(553.3)	$(1,046.7)	$552.4
International	(1.9)	(39.2)	110.7
Total (before equity earnings)	$(555.2)	$(1,085.9)	$663.1
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
The Company records an income tax expense or benefit based on the income earned or loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for the uncertainty in income taxes. The final tax outcome for these matters may be different than management’s original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. The Company uses the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Provision for Income Tax Taxes: The income tax (benefit) expense contains the following components:

	2021	2020	2019
Current
Federal	$(11.4)	$(301.0)	$57.8
State	(0.2)	(5.5)	0.7
Foreign	0.9	(8.1)	(12.8)
Total current	$(10.7)	$(314.6)	$45.7
Deferred
Federal	$(14.0)	$(16.2)	$71.8
State	15.9	106.9	(11.4)
Foreign	(8.4)	3.7	26.7
Total deferred	(6.5)	94.4	87.1
Total income tax provision	$(17.2)	$(220.2)	$132.8

Reconciliation of Effective Income Tax Rate: The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2021		2020		2019
Tax at U.S. Federal statutory rate	$(116.5)	21.0%	$(228.1)	21.0%	$139.3	21.0%
State income taxes, net of Federal benefit	(24.9)	4.5	(28.1)	2.6	14.9	2.3
State income tax credits, net of Federal benefit	(7.4)	1.3	(17.4)	1.6	(22.6)	(3.4)
Foreign rate differences	(5.2)	0.9	(3.3)	0.3	(7.1)	(1.1)
Research and experimentation	(1.6)	0.3	(0.1)	—	0.7	0.1
Excess tax benefits	0.8	(0.1)	0.1	—	(2.5)	(0.4)
Non-deductible expenses	1.9	(0.3)	10.5	(1.0)	4.0	0.6
Transition tax	—	—	—	—	1.6	0.2
Re-measurement of Deferred Taxes	(58.8)	10.6	1.7	(0.2)	(2.0)	(0.3)
Global Intangible Low-Taxed Income (GILTI) Tax	0.9	(0.2)	3.9	(0.4)	7.1	1.1
Valuation Allowance	204.2	(36.9)	150.2	(13.8)	—	—
NOL Utilized at 35% vs 21%	(5.3)	1.0	(104.8)	9.7	—	—
Other	(5.3)	1.0	(4.8)	0.5	(0.6)	(0.1)
Total income tax provision	$(17.2)	3.1%	$(220.2)	20.3%	$132.8	20.0%

The income tax provision for the twelve months ended December 31, 2021, was ($17.2) compared to ($220.2) for the prior year. The 2021 effective tax rate was 3.1% as compared to 20.3% for 2020.

In 2019, an amended tax return was filed in a foreign jurisdiction for one of the Company’s foreign subsidiaries impacting the amount of undistributed earnings included in the transition tax liability enacted by TCJA. The increase to the transition tax in 2019 is $1.6 which has been included as a component of income tax expense from continuing operations.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI cost in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period cost in the year the tax is incurred. As of December 31, 2021, there was $0.9 of GILTI tax expense due to the finalization of the 2020 U.K. NOL carryback to 2019 that will result in an increase to U.S. GILTI tax. As of December 31, 2020 there was a $3.9 of GILTI tax expense due to the preliminary 2020 U.K. NOL carryback to 2019 that resulted in an increase to U.S. GILTI tax. As of December 31, 2019 there was $7.1 of GILTI tax

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
expense resulting from $0.6 of income tax expense related to activity in 2019 and $6.5 of income tax expense related to the finalization of the 2018 amounts related to GILTI reported in the tax return as agreed upon with the IRS in the course of the Company’s participation in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program.

The 2021 U.S. Net Operating Loss will be carried forward while the 2020 U.S. Net Operating Loss has been carried back to 2015 and 2016. The tax rate in the carryback years is 35% compared to the current tax rate of 21%. The impact of this rate difference was included in the 2020 year tax provision. The difference between the 2020 provision and the 2020 U.S. Income Tax return impacted the 2020 net operating loss available to be carried back. This difference times the tax rate difference is included in the 2021 year tax provision.

The CARES Act allows net operating losses from 2018, 2019 and 2020 to be carried back to the previous five years, when the federal tax rate was 35%. As of December 31, 2020 the Company reported a net operating loss when it filed its fiscal year 2020 tax return. A preliminary net operating loss carryback claim was filed in March 2021 requesting a refund of $305 which was received in 2021. A second net operating loss carryback claim using the finalized 2020 U.S. Net Operating Loss was filed in December 2021 requesting an additional $11.6 federal refund. The Company had $14.0 and $315.3 of income tax receivable as of December 31, 2021 and December 31, 2020, respectively, which is reflected within other current assets on the balance sheet as well as $0.9 and $0.0 of income tax payable as of December 31, 2021 and December 31, 2020, respectively, which is reflected within other current liabilities on the balance sheet. The Company had $1.6 and $1.5 of non-current income tax payable as of December 31, 2021 and December 31, 2020, respectively, which is reflected within other liabilities on the balance sheet.

Additionally, as allowed by the CARES Act, the Company had deferred $33.0 of employer payroll taxes as of December 31, 2020, of which 50% was deposited by December 2021 and the remaining 50% will be deposited by December 2022. The Company has filed a claim for a pre-tax employee retention credit of $18.8 for 2020. The Company will continue to evaluate its eligibility for this credit through September 2021. In addition, as of December 31, 2020, the Company had recorded a deferral of $31.5 of VAT payments with the option to pay in smaller payments through the end of March 31, 2022 interest free under the United Kingdom deferral scheme. The outstanding deferral of VAT payments as of December 31, 2021 is $3.9.
Oklahoma follows the CARES Act and also allows 2018, 2019 and 2020 net operating losses to be carried back to the previous five years. The 2020 Oklahoma Net Operating Loss has been carried back to 2015 and 2016 resulting in a $3.1 refund claim. The estimated state income tax refund is recorded as an income tax receivable along with the federal income tax receivable as mentioned above.

Deferred Income Taxes: Significant tax effected temporary differences comprising the net deferred tax asset are as follows:

	2021	2020
Depreciation and amortization	$(159.6)	$(174.3)
Long-term contracts	144.2	165.7
State income tax credits	130.1	122.8
Net operating loss carryforward	321.7	98.6
Accruals and reserves	47.8	50.3
Employee compensation accruals	40.0	36.2
Pension and other employee benefit plans	(78.3)	(15.3)
Interest expense limitation	27.1	22.7
Post retirement benefits other than pensions	10.2	11.8
Other	30.7	8.0
Inventory	1.0	1.2
Interest swap contracts	0.5	0.3
Net deferred tax asset before valuation allowance	515.4	328.0
Valuation allowance	(536.8)	(340.9)
Net deferred tax (liability)	(21.4)	(12.9)

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Deferred tax detail above is included in the balance sheet and supplemental information as follows:

	2021	2020
Non-current deferred tax assets	0.4	0.1
Non-current deferred tax liabilities	(21.8)	(13.0)
Net non-current deferred tax asset (liability)	$(21.4)	$(12.9)
Total deferred tax asset (liability)	$(21.4)	$(12.9)

The following is a roll forward of the deferred tax valuation allowance at December 31, 2021, 2020, and 2019:

	2021	2020	2019
Balance at January 1	$340.9	$10.2	$13.2
Bombardier Acquisition opening balance sheet	13.6	163.6	—
U.K. corporate rate remeasurement	63.0	—	—
State income tax credits	6.8	110.1	(3.2)
Net operating losses	135.4	20.7	—
Depreciation and amortization	0.2	—	0.2
Other	(1.3)	19.4	—
Other comprehensive income adjustment	(21.8)	16.9	—
Balance at December 31	$536.8	$340.9	$10.2
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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S., Management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. deferred tax assets at December 31, 2020 and December 31, 2021. This determination was made as the Company anticipated entering into a U.S. cumulative loss position during 2021. Once a company enters a cumulative three year loss position, there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. As of December 31, 2021, the total net U.S. deferred tax asset was $280.3. The net U.S. deferred tax liability after recording valuation allowances is $15.9. Valuation allowances recorded against the consolidated net U.S. deferred tax asset in the current year were $146.1 for a total valuation allowance of $296.2 for the U.S.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon historic cumulative losses and current year losses generated in the U.K. The Company recorded a portion of the increase in the valuation allowance to income tax expense in continuing operations ($5.0), a portion to OCI ($21.8), a portion for the remeasurement of deferred tax assets and liabilities from 19% to 25% for the corporate income tax rate change $63.0, and a portion as an adjustment to the opening balance sheet of the Bombardier Acquisition assets $13.6. Valuation allowances recorded against U.K. deferred tax assets in the current year were $49.8 for a total valuation allowance of $240.6 for the U.K.

Included in the deferred tax assets at December 31, 2021 are $113.4 in Kansas High Performance Incentive Program (“HPIP”) Credit, $11.4 in Kansas Research & Development (“R&D”) Credit and $1.0 in Kansas Qualified Vendor (“QV”) Credit, totaling $125.8 in gross Kansas state income tax credit carryforwards, net of federal benefit. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas. This credit can be carried forward 16 years. The Kansas R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The QV Credit is equal to 15% of the amount for approved expenditures of goods

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
and services purchased from a qualified vendor, not to exceed $0.5 per qualified vendor per tax year. The QV Credit can be carried forward 4 years.

The one-time transition tax and GILTI provisions within the TCJA effectively transitioned the U.S. to a territorial system and eliminated the deferral of U.S. taxation for certain amounts of income which is not taxed at a minimum level. To the extent a dividend is declared, the tax impact of repatriating earnings would not be significant as substantially all of the net prior unrepatriated earnings have been subject to U.S. tax. Additionally, any foreign tax withholding would not be significant.

During 2021, the Company made a one-time distribution from Malaysia to the U.S. resulting in an insignificant amount of U.S. income tax recorded to the financial statements. The Company continues to maintain that the remaining earnings of all foreign operating subsidiaries are indefinitely invested outside the U.S. As a result, no additional income taxes have been provided on any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable at this time. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes on permanently reinvested earnings.

Unrecognized Tax Benefits: The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2021	2020	2019
Beginning balance at January 1	$16.5	$5.4	$7.2
Bombardier Acquisition opening balance sheet	—	14.0	—
Remeasurement for tax rate change	2.0	—	—
Gross increases related to current period tax positions	0.4	0.4	0.4
Gross decreases related to prior period tax positions	—	—	(2.2)
Statute of limitations' expiration	(0.6)	(3.3)	—
Ending balance at December 31	$18.3	$16.5	$5.4
Included in the December 31, 2021 balance was $18.3 in unrecognized tax benefits of which $17.1 would reduce the Company's effective tax rate if ultimately recognized.
The Company reports interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2021, 2020, and 2019, there was no accrued interest on the unrecognized tax benefit liability included in the balance sheets and there was no impact of interest on the Company’s unrecognized tax benefit liability during 2021, 2020, and 2019.
The Company files income tax returns in all jurisdictions in which it operates.
The Company’s federal audit is complete under the IRS Compliance Assurance Process ("CAP") program for the 2019 and 2020 tax years. The Company will continue to participate in the CAP program for the 2021 and 2022 tax years. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. The Company has an open tax audit in the Kingdom of Morocco for tax years ending prior to the Company’s ownership of the Moroccan legal entity. There are ongoing audits in other jurisdictions that are not material to the financial statements and the Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and years.

21.   Equity
Employee Stock Purchase Plan
The Company maintains the Spirit AeroSystems Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on October 1, 2017 and was amended and restated on January 21, 2020. The ESPP is implemented over

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
consecutive six-month offering periods, beginning on April 1 and October 1 of each year and ending on the last day of September and March, respectively. Shares are issued on the last trading day of each six-month offering period. Generally, any person who is employed by the Company, Spirit or by a subsidiary or affiliate of the Company that has been designated by the Compensation Committee may participate in the ESPP. As of December 31, 2021, the number of remaining ESPP shares available for future issuances was 751,674.
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
Dividends
On February 6, 2020, the Company announced that its Board of Directors reduced its quarterly dividend to a penny per share to preserve liquidity. For each of the four quarters in 2021, the Company paid a quarterly dividend to stockholders of $0.01 per share. The total amount of dividends paid during 2021 was $4.3. The Board regularly evaluates the Company's capital allocation strategy and dividend policy. Any future determination to continue to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which the Company may be a party. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all.

Earnings per Share Calculation
Basic net income per share is computed using the weighted-average number of outstanding shares of Common Stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of Common Stock and, when dilutive, potential outstanding shares of Common Stock during the measurement period.
The following table sets forth the computation of basic and diluted earnings per share:

	For the Twelve Months Ended
	December 31, 2021			December 31, 2020			December 31, 2019
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
(Loss) income available to common shareholders	$(540.8)	104.2	$(5.19)	$(870.3)	103.9	$(8.38)	$529.7	103.6	$5.11
Income allocated to participating securities	—	—		—	—		0.4	0.1
Net (loss) income	$(540.8)			$(870.3)			$530.1
Diluted potential common shares								1.0
Diluted EPS
Net (loss) income	$(540.8)	104.2	$(5.19)	$(870.3)	103.9	$(8.38)	$530.1	104.7	$5.06
Included in the outstanding common shares were 0.7 million, 1.5 million and 1.4 million of issued but unvested shares at December 31, 2021, 2020 and 2019, respectively, which are excluded from the basic EPS calculation.
Common shares of 0.6 million were excluded from diluted EPS as a result of incurring a net loss for the twelve month period ended December 31, 2021, as the effect would have been antidilutive. Additionally, diluted EPS for the twelve month period ended December 31, 2021 excludes 0.3 million shares that may be dilutive common shares in the future, but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.
Common shares of 0.8 million were excluded from diluted EPS as a result of incurring a net loss for the twelve month period ended December 31, 2020, as the effect would have been antidilutive. Additionally, diluted EPS for the twelve month

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
period ended December 31, 2020 excluded 0.3 million shares that were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.
Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss, net of tax, is summarized by component as follows:

	December 31, 2021	December 31, 2020
Interest swaps	$—	$(0.9)
Pension(1)	26.6	(112.0)
SERP/ Retiree medical	12.1	14.5
Derivatives - foreign currency hedge	(2.0)	—
Foreign currency impact on long term intercompany loan	(12.2)	(11.8)
Currency translation adjustment	(48.2)	(43.9)
Total accumulated other comprehensive loss	$(23.7)	$(154.1)

(1) The change in Pension related accumulated other comprehensive (loss) income from December 31, 2020 to December 31, 2021 is primarily related to actuarial gains recognized within other comprehensive income related to the US and Belfast pension plans and the impact of settlement accounting on the US plan. See Note 17, Pension and Other Post-Retirement Benefits.

Amortization or settlement cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the consolidated statements of operations was $2.1, ($9.5) and $(3.7) for the twelve months ended December 31, 2021, 2020 and 2019, respectively.
Non-controlling Interest
Non-controlling interest at December 31, 2021 remained unchanged from the prior year at $0.5.
Repurchases of Common Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of December 31, 2021, no treasury shares have been reissued or retired.
During the twelve month periods ended December 31, 2021 and December 31, 2020 the Company purchased zero shares of its Common Stock under this share repurchase program. The total authorization amount remaining under the current share repurchase program is approximately $925.0. Share repurchases are currently on hold due to the impacts of the B737 MAX grounding and the COVID-19 pandemic. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

During the three month period ended December 31, 2021, 8,536 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the Omnibus Plan.
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

The facts underlying the Consolidated Class Action and Derivative Actions relate to the accounting process compliance independent review (the “Accounting Review”) discussed in the Company’s January 30, 2020 press release and described under Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Review in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2019, and its resulting conclusions. The Company voluntarily reported to the SEC the determination that, with respect to the third quarter of 2019, the Company did not comply with its established accounting processes related to potential third quarter contingent liabilities received after the quarter-end. On March 24, 2020, the Staff of the SEC Enforcement Division informed the Company that it had determined to close its inquiry without recommending any enforcement action against the Company. In addition, the facts underlying the Consolidated Class Action and Derivative Actions relate to the Company’s disclosures regarding the B737 MAX grounding and Spirit’s production rate (and related matters) after the grounding. On September 18, 2020, the Company and individual defendants filed a motion to dismiss the Consolidated Class Action. That motion was granted by the U.S. District Court on January 7, 2022, which denied leave to amend and dismissed the Consolidated Class Action with prejudice. On February 4, 2022, the plaintiffs in the Consolidated Class Action filed a Notice of Appeal to the Tenth Circuit Court of Appeals. The Derivative Actions remain stayed at this point in time. The Company and the individual defendants have and continue to deny the allegations in the Consolidated Class Action and the Derivative Actions.

On October 19, 2021, the U.S. District Court for the District of Kansas ruled in favor of the Company’s former Chief Executive Officer and awarded him $44.8 for benefits withheld in connection with a disputed violation of restrictive covenants in his retirement agreement. The Company has appealed this decision to the Tenth Circuit Court of Appeals. A liability for the full amount of the award has been recognized in the Consolidated Balance Sheets as of December 31, 2021. See Note 25, Supplemental Balance Sheet Information. Based upon the former Chief Executive Officer's selection of cash as the sole remedy, 406,816 shares of Common Stock are no longer included in issued and outstanding shares as of December 31, 2021. These shares were recorded in prior periods to Selling, general, and administrative expense on the Consolidated Statements of Operations as stock compensation expense of $17.1, the amount of which is now included in the liability that has been recognized in the Consolidated Balance Sheets as of December 31, 2021 for the full amount of the award from the ruling, as described above, resulting in a net charge of $26.6 for the twelve month period ended December 31, 2021, which was recorded to Selling, general and administrative expense on the Consolidated Statements of Operations.

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

Commitments
The Company's future aggregate capital commitments totaled $137.5 and $103.8 at December 31, 2021 and December 31, 2020, respectively.
Guarantees
Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $15.9 and $19.6 at December 31, 2021 and December 31, 2020, respectively.
Restricted Cash - Collateral Requirements
The Company was required to maintain $19.5 and $19.5 of restricted cash as of December 31, 2021 and December 31, 2020, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in "Other assets" in the Company's Consolidated Balance Sheet.
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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $2.3 as of December 31, 2021 and $8.1 as of December 31, 2020. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $3.4 as of December 31, 2021 and $12.1 as of December 31, 2020.
The following is a roll forward of the service warranty and extraordinary rework balance at December 31, 2021, 2020 and 2019:

	2021	2020	2019
Balance, January 1	$76.9	$64.7	$104.8
Charges to costs and expenses	12.3	3.3	(13.9)
Payouts	(17.7)	(1.9)	(1.7)
Impact of TGI Settlement(1)	—	—	(25.0)
Bombardier Acquisition(2)	—	10.3	—
Exchange rate	(0.2)	0.5	0.5
Balance, December 31	$71.3	$76.9	$64.7
_______________________________________

(1)Due to a settlement on outstanding warranty issues in the first quarter of 2019, $25.0 of warranty provision was reclassified to accounts payable and was paid in the second quarter of 2019.
(2)Warranty liabilities acquired in the Bombardier acquisition.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Spirit recorded the property net of a finance lease obligation to repay the IRB proceeds on its balance sheet. Gross assets and liabilities associated with these IRBs were $393.2 and $380.2 as of December 31, 2021 and December 31, 2020, respectively.

23.   Other Income (Expense), Net
Other income (expense), net is summarized as follows:

	For the Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Kansas Development Finance Authority bond	$2.8	$3.0	$3.7
Pension income (loss)	150.1	(36.8)	19.5
Interest income	1.8	10.0	12.9
Loss on foreign currency forward contract and interest rate swaps	(1.0)	(10.5)	(19.0)
Loss on sale of accounts receivable	(6.7)	(8.9)	(24.7)
Foreign currency losses	1.4	(27.0)	(12.3)
Litigation settlement	—	—	13.5
Other	(1.8)	(7.6)	0.6
Total Other Income (Expense), net	$146.6	$(77.8)	$(5.8)

Foreign currency losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.
Pension income for the twelve months ended December 31, 2021 includes $119.8 of income related to pension plans for current and former employees at the Belfast location, including the impact of the closure of the Shorts Pension which resulted in a curtailment gain of $61.0 for the twelve months ended December 31, 2021. See also Note 17 Pension and Other Post-Retirement Benefits. Pension expense for the twelve months ended December 31, 2020 and December 31, 2019 included $86.5 and $12.5 of expenses related to the voluntary retirement program, respectively.

24.   Significant Concentrations of Risk
Economic Dependence
The Company’s largest customer (Boeing) accounted for approximately 56%, 60%, and 79% of the revenues for the twelve months ended December 31, 2021, 2020, and 2019, respectively. Approximately 24% and 16% of the Company's accounts receivable balance at December 31, 2021, and 2020, respectively, was attributable to Boeing.
The Company’s second largest customer (Airbus) accounted for approximately 24%, 23%, and 16% of the revenues for the twelve months ended December 31, 2021, 2020, and 2019, respectively. Approximately 27% and 37% of the Company's accounts receivable balance at December 31, 2021, and 2020, respectively, was attributable to Airbus.
Employees
As of December 31, 2021, the Company had approximately 16,100 employees: 11,100 located in the Company's five U.S. facilities, 3,800 located at the U.K. facilities, 900 located in the Malaysia facility, 200 in Morocco, and 100 located in the France facility. Of the employees located in our five U.S. facilities noted above, 9,500 were located in Wichita, Kansas; 800 were located in Tulsa Oklahoma; 400 were located in Kinston, North Carolina; 300 were located in Biddeford, Maine and 100 were located in Dallas, Texas.
Approximately 83% of the Company’s U.S. employees are represented by unions. Approximately 55% of U.S. employees are represented by the International Association of Machinists and Aerospace Workers (IAM) collective bargaining agreement. There are two IAM collective bargaining agreements that will expire in June 2023 and December 2024. Approximately 21% of

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
the Company's U.S. employees are represented by the Society of Professional Engineering Employees in Aerospace (SPEEA) collective bargaining agreement. There are two SPEEA agreements that will expire in December 2024 and January 2026. Approximately 6% of the Company's U.S. employees are represented by the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (UAW) collective bargaining agreement that will expire in December 2025. Approximately 1% of the Company's U.S. employees are represented by an International Brotherhood of Electrical Workers (IBEW) collective bargaining agreement that will expire in September 2023.
Approximately 92% of the Company's Prestwick employees are part of the collective bargaining group represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union. These agreements fundamentally cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. The current pay agreements were set to expire December 31, 2022. In the first quarter of 2021, the Company negotiated and agreed with Unite, a three-year extension to the pay agreements which will run from January 2023 and expire in December 2025. The elements of the contract extension remain the same as those in the ten-year agreements.

In U.K. (Belfast), approximately 84% of the employees are part of the collective group represented by the Trade Unions. Unite the Union is the largest representing approximately 93% of such employees, with General, Municipal, Boilermakers making up the balance. The last wage agreement covered the period from January 2016 to January 2019. No negotiations were held in 2020 due to the impact of COVID-19 and the acquisition of Shorts Brothers plc in late October 2020. Negotiations commenced in late 2021 and are ongoing.

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

In Morocco, approximately 65% of the Company's employees are represented by UMT (“Union Marocain du Travail”). The Company negotiated a three year agreement which will expire in December 2022.

None of the Company's Malaysia employees are currently represented by a union.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
25.   Supplemental Balance Sheet Information
Accrued expenses and other liabilities consist of the following:

	December 31, 2021	December 31, 2020
Accrued expenses
Accrued wages and bonuses	$49.8	$41.1
Accrued fringe benefits	104.3	103.0
Accrued payroll taxes	24.0	23.7
Accrued interest	34.9	29.1
Workers' compensation	7.6	7.7
Property and sales tax	25.4	47.2
Warranty/extraordinary rework reserve — current	2.9	2.1
Former executive officer liability(4)	44.8	—
Other(1)	82.4	111.7
Total	$376.1	$365.6
Other liabilities
Repayable investment agreement(2)	$301.9	$307.2
Warranty/extraordinary rework reserve - non-current	68.4	74.8
Other(3)	53.6	55.0
Total	$423.9	$437.0

(1)Balance as of December 31, 2021 includes $61.3 of general and production material accruals and $13.9 of B787 program liabilities.

(2)As a result of the acquisition of the acquired Bombardier Business, Spirit assumed financial obligations related to a repayable investment agreement with the Department for Business, Energy and Industrial Strategy of the Government of the United Kingdom. The balance above is the long term portion. Current portion of $41.8 and $17.3 as of December 31, 2021 and December 31, 2020, respectively, is within Other Liabilities – Short Term on the Balance Sheet. See note 28, Acquisitions

(3)Balance as of December 31, 2021 includes $8.2 of deferred grant in Morocco, $9.5 various tax credits, $8.9 of estimated workers compensation liability, $8.5 earn-out provision, $10.0 of environmental related and other provisions, and $6.9 of deferred compensation.

(4)See Note 22, Commitments, Contingencies, Guarantees.

26.   Segment and Geographical Information
On September 30, 2021, the Company announced a new organizational structure to focus on growth in the key markets it serves. The new organizational structure and leadership changes to support the new structure became effective October 1, 2021. The Notes to the Consolidated Financial Statements within this report are based on the new organizational structure for all periods presented, where applicable. Prior period amounts have been reclassified to conform to the new segment presentation in the table below.

The Company operates in three principal segments: Commercial, Defense & Space and Aftermarket. Approximately 80% of the Company's net revenues for the twelve months ended December 31, 2021 came from the Company's two largest customers, Boeing and Airbus. Boeing represents a substantial portion of our revenues across segments. Airbus also represent a substantial portion of revenues in the Commercial segment. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.

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
The Company’s Commercial segment includes design and manufacturing of forward, mid and rear fuselage sections and systems, struts/pylons, nacelles (including thrust reversers) and related engine structural components, wings and wing components (including flight control surfaces), as well as other miscellaneous structural parts for large commercial aircraft and/or business/regional jets. Sales from this segment are primarily to the aircraft OEMs or engine OEMs of large commercial aircraft and/or business/regional jet programs. Approximately 60%, 64%, and 81% of Commercial segment net revenues came from the Company's contracts with Boeing for the twelve months ended December 31, 2021, 2020, and 2019, respectively. Approximately 30%, 28%, and 17% of Commercial segment net revenues came from the Company's contracts with Airbus for the twelve months ended December 31, 2021, 2020, and 2019, respectively. The Commercial segment manufactures products at the Company's facilities in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia.  The Commercial segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.
The Company's Defense & Space segment includes design and manufacturing of fuselage, strut, nacelle, and wing aerostructures (primarily) for U.S. Government defense programs, including Boeing P-8, C40, and KC-46 Tanker, which are commercial aircraft that are modified for military use. The segment also includes fabrication, bonding, assembly, testing tooling, processing, engineering analysis, and training on fixed wing aircraft aerostructures, missiles and hypersonics work, including solid rocket motor throats and nozzles and re-entry vehicle thermal protections systems, and forward cockpit and cabin, and fuselage work on rotorcraft aerostructures. Sales from this segment are primarily to the prime contractors on various U.S. Government defense program contracts for which the Company is a sub-contractor. A significant portion of our Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. Approximately 36%, 28%, and 53% of Defense & Space segment net revenues came from the Company's contracts with an individual customer for the twelve months ended December 31, 2021, 2020, and 2019, respectively. In addition, a customer accounted for approximately 39%, 44%, and 39% of Defense & Space segment net revenues for the twelve months ended December 31, 2021, 2020, and 2019, respectively. The Defense & Space segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Biddeford, ME; Belfast, Northern Ireland; and Prestwick, Scotland.

The Company's Aftermarket segment includes design, manufacturing, and marketing of spare parts and MRO services, repairs for flight control surfaces and nacelles, radome repairs, rotable assets, engineering services, advanced composite repair, and other repair and overhaul (MRO) services. Approximately 44%, 80%, and 85% of Aftermarket segment net revenues came from the Company's contracts with a single customer for the twelve months ended December 31, 2021, 2020, and 2019, respectively. The Aftermarket segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Kinston, North Carolina; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; and Belfast, Northern Ireland.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The following table shows segment revenues and operating income for the twelve months ended December 31, 2021, 2020 and 2019:

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Segment Revenues
Commercial	$3,128.1	$2,711.3	$7,169.6
Defense & Space	585.0	491.3	507.5
Aftermarket	239.9	202.2	186.0
	$3,953.0	$3,404.8	$7,863.1
Segment Operating (loss) income (1)
Commercial(2)	$(220.6)	$(620.6)	$968.4
Defense & Space(3)	44.3	47.0	73.5
Aftermarket(4)	50.3	37.0	34.8
	(126.0)	(536.6)	1,076.7
Corporate SG&A	(279.9)	(237.4)	(261.4)
Research and development	(53.3)	(38.8)	(54.5)
Total operating (loss) income	$(459.2)	$(812.8)	$760.8
_______________________________________
(1)Inclusive of forward losses, changes in estimate on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2021, 2020, and 2019 are further detailed in Note 5, Changes in Estimates.
(2)The year ended December 31, 2021 includes excess capacity production costs of $206.7 related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $12.0 for workforce adjustments as a result of COVID-19 production pause, net of U.S. employee retention credit and U.K. government subsidies, $6.8 of restructuring costs, and a $35.9 offset related to partial recognition of the Aviation Manufacturing Jobs Protection Program grant which was awarded in the current year. The year ended December 31, 2020 includes excess capacity production costs of $265.5 related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $33.7 for workforce adjustments as a result of COVID-19 production pause, net of U.S. employee retention credit and U.K. government subsidies, and $64.0 of restructuring costs.

(3)The year ended December 31, 2021 includes excess capacity production costs of $10.8, $1.1 of restructuring costs, and a $3.0 offset related to partial recognition of the Aviation Manufacturing Jobs Protection Program grant which was awarded in the current year. The year ended December 31, 2020 includes excess capacity production costs of $13.4 related to the temporary B737 production schedule changes, and $3.8 of restructuring costs.

(4)The year ended December 31, 2021 includes $0.3 restructuring costs, and a $2.2 offset to costs related to partial recognition of the Aviation Manufacturing Jobs Protection Program grant which was awarded in the current year The year ended December 31, 2020 includes $5.2 of restructuring costs.
Most of the Company’s revenue is obtained from sales inside the U.S. However, the Company does generate international sales, primarily from sales to Airbus. The following chart illustrates the split between domestic and foreign revenues:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$2,822.2	71%	$2,637.6	77%	$6,566.3	84%
International
United Kingdom	580.4	15%	433.5	13%	771.9	10%
Other	550.4	14%	333.7	10%	524.9	6%
Total International	1,130.8	29%	767.2	23%	1,296.8	16%
Total Revenues	$3,953.0	100%	$3,404.8	100%	$7,863.1	100%
_______________________________________

(1)Net Revenues are attributable to countries based on destination where goods are delivered.
As of December 31, 2021, most of the Company’s property, plant and equipment are located within the U.S. Approximately 19% of the Company's property, plant and equipment based on book value are located in the U.K. with approximately another 4% of the Company's total property, plant and equipment located in countries outside the U.S. and the U.K. The following chart illustrates the split between domestic and foreign assets:

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
Asset Location	Total PPE	Percent of PPE	Total PPE	Percent of Total PPE	Total PPE	Percent of Total PPE
United States	$1,833.7	77%	$1,931.0	77%	$2,079.4	92%
International
United Kingdom	451.3	19%	466.2	19%	112.4	5%
Other	100.5	4%	106.6	4%	79.9	3%
Total International	551.8	23%	572.8	23%	192.3	8%
Total Property, Plant & Equipment	$2,385.5	100%	$2,503.8	100%	$2,271.7	100%

27.  Restructuring Costs

In twelve months ended December 31, 2021 and December 31, 2020, the Company's customers, including Boeing and Airbus, have significantly reduced their overall production rates as a result of the COVID-19 pandemic and, in the case of Boeing, the B737 MAX grounding. As a result, the Company took actions to align costs to the updated production levels (restructuring activity). The Company’s planned restructuring activities are documented in a restructuring plan that is approved and controlled by management. The planned activities to align costs to expected production levels have materially affected the scope of operations and manner in which business is conducted by the Company.
Restructuring costs are presented separately as a component of operating loss on the Consolidated Statements of Operations. The total restructuring costs of $8.2 for the twelve months ended December 31, 2021 largely includes cost related to McAlester and San Antonio site closures. For the twelve months ended December 31, 2020, total restructuring costs of $73.0 was comprised of $51.4 and $21.6, respectively, related to involuntary workforce reductions and a voluntary retirement program.
Of the $8.2 total restructuring cost for the twelve months ended December 31, 2021, $8.2 was paid during the twelve months ended December 31, 2021.
The costs of the restructuring plan are included in segment operating margins. The total amount for the twelve months ended December 31, 2021 and December 31, 2020 for each segment was $6.8 and $64.0, respectively, for the Commercial

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
segment, $1.1 and $3.8, respectively, for the Defense & Space segment, and $0.3 and $5.2, respectively, for the Aftermarket segment.
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
28.  Acquisitions

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

Acquisition-related expenses were $0.1 for the twelve months ended December 31, 2021 and $20.0 for the twelve months ended December 31, 2020, and are included in selling, general and administrative costs on the Consolidated Statement of Operations.

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

Acquisition-related expenses were $0.5 for the twelve months ended December 31, 2020, and are included in selling, general and administrative costs on the Consolidated Statement of Operations.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The goodwill amount of $76.0 recognized is attributable primarily to expected revenue synergies generated by the integration of the Company's products and technologies with those of FMI and intangible assets that do not qualify for separate recognition, such as the assembled workforce of FMI. None of the goodwill is expected to be deductible for income tax purposes. The goodwill is allocated $65.4 to the Commercial segment, $5.5 to the Defense & Space segment, and $5.1 to the Aftermarket segment. This allocation was based upon the fair value of the projected earnings as of the acquisition date. See Note 12, Other Assets, Goodwill, and Intangible Assets for more information on goodwill.

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

	For the Twelve Months Ended
	December 31, 2020	December 31, 2019
Revenue - as reported	$3,404.8	$7,863.1
Revenue - pro forma	$3,405.6	$7,913.8
Net (loss) income - as reported	$(870.3)	$530.1
Net (loss) income - pro forma	$(870.2)	$534.9
Earnings Per Share - Diluted - as reported	$(8.38)	$5.06
Earnings Per Share - Diluted - pro forma	(8.38)	5.11

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

The Bombardier Acquired Businesses are global leaders in aerostructures and fabrication, delivering composite and metallic wing components, nacelles, fuselages and tail assemblies, along with high-value mechanical assemblies made out of aluminum, titanium and steel. The backlog of work includes long-term contracts on the Airbus aircraft family, along with Bombardier business and regional jets. The acquisition is in line with the Company’s growth strategy of increasing Airbus content, developing low-cost country footprint, and growing the Company’s aftermarket business. The Bombardier Acquired Businesses are included within the Commercial and Aftermarket reporting segments. Refer to Note 26, Segment and Geographical Information for additional information about the Company’s segments.

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

Acquisition-related expenses were $3.3 and $11.0 for the twelve months ended December 31, 2021 and December 31, 2020, respectively, and are included in selling, general and administrative costs on the Consolidated Statements of Operations.

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

The Company also identified contractual obligations with customers on certain contracts with economic returns that are lower than could be realized in market transactions as of the acquisition date. The Company measured these liabilities under the measurement provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Significant assumptions were used to determine the fair value of the loss contract reserves using the discounted cash flow model including discount rates, forecasted quantities of products to be sold under the long-term contracts and market prices for respective products. These were forward looking assumptions that could be affected by future economic and market conditions. Based on the estimated net cash outflows of the programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, the Company recorded assumed liabilities of approximately $320.1 in connection with the Bombardier Acquisition. These liabilities are shown within the forward loss provision on the Consolidated Balance Sheets for the period ended December 31, 2021. These liabilities will be liquidated in accordance with the underlying pattern of obligations, as reflected by the expenses incurred on the contracts, as a reduction to cost of sales. Total consumption of the contractual obligation in 2020 and 2021 was $31.9. Total consumption of the contractual obligation for the next four years, based upon the assumptions referenced above is expected to be as follows: $55.8 in 2022, $77.2 in 2023, $86.8 in 2024, and $68.4 in 2025.

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

The purchase price allocation of the assets acquired and the liabilities assumed at the acquisition date is as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

At October 30, 2020
Cash and cash equivalents	$4.4
Accounts receivable, net	91.9
Inventory	251.6
Other current assets	11.4
Intangible assets, net	193.0
Other non-current assets	11.7
Property and equipment, net	373.6
Right of use asset	27.7
Goodwill	527.0
Total assets acquired	$1,492.3

Accounts payable	90.4
Accrued payroll and employee benefits	113.8
Forward loss provision, short-term	33.8
Other current liabilities	31.5
Forward loss provision, long-term	286.3
Other non-current liabilities	317.7
Operating lease liabilities, long-term	27.5
Retirement benefits	316.3
Total liabilities assumed	1,217.3
Net assets acquired	$275.0

The preliminary amounts allocated to the intangible assets identified are as consist of the follows:

	Amount	Amortization Period
		(in years)
Developed Technology	$62.0	15.0
Customer Relationships	$131.0	18.0
Total intangible assets	$193.0

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

The goodwill recognized is attributable primarily to expected synergies and intangible assets that do not qualify for separate recognition, such as the acquired assembled workforce. We expect $24.8 of the goodwill to be deductible for income tax purposes. The Company's allocation of goodwill to our reportable segments is based on the fair value of projected earnings as of the acquisition date. The goodwill is allocated $228.8 to the Commercial segment and $298.2 to the Aftermarket segment.

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

	For the Twelve Months Ended
	December 31, 2020	December 31, 2019
Revenue - as reported	$3,404.8	$7,863.1
Revenue - pro forma	$3,983.6	$8,804.2
Net (loss) income - as reported	$(870.3)	$530.1
Net (loss) income - pro forma	$(883.2)	$596.3
Earnings Per Share - Diluted - as reported	$(8.38)	$5.06
Earnings Per Share - Diluted - pro forma	(8.50)	5.70

Applied Aerodynamics

During the three months ended July 1, 2021, the Company acquired the assets of Applied, a MRO company based in Farmers Branch, Texas, for a purchase price of $29.6, including cash consideration of $21.1. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill, which is fully allocated to the Aftermarket segment. As of December 31, 2021, the Company has concluded its assessment and purchase price allocation of the acquisition. The purchase price allocation of the assets acquired and the liabilities assumed was recorded as of the acquisition date, and those assets and liabilities are included in the Consolidated Balance Sheet as of December 31, 2021, including $3.0 of property, plant and equipment, $2.3 of working capital, $6.2 of intangible assets and $18.1 allocated to goodwill, which is expected to be deductible for tax purposes. Operating income, as of the acquisition date, from the acquired business is reported within our Aftermarket segment.

Acquisition-related expenses were $0.6 for the twelve month period ended December 31, 2021. Acquisition-related expenses are included in selling, general and administrative costs on the Consolidated Statements of Operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management with the participation of our President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 and has concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP, as stated in their report appearing herein.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Spirit AeroSystems Holdings, Inc. internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit AeroSystems Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Spirit AeroSystems Holdings, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Wichita, Kansas

February 15, 2022

Item 9B.    Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K and is incorporated by reference herein. The information otherwise required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be provided in the Company’s proxy statement for its 2022 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year (the “2022 Proxy Statement”) and is incorporated by reference herein.
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
Item 11.    Executive Compensation
The information required by Item 402 and Item 407(e)(4) and (e)(5) of Regulation S-K will be provided in the 2022 Proxy Statement and is incorporated by reference herein.

Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under Item 407(e)(5) incorporated by reference from the 2022 Proxy Statement shall not be deemed to be “soliciting material,” or to be “filed” with the SEC, or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the securities authorized for issuance under equity compensation plans included in Part II, Item 5 of this Annual Report is incorporated by reference herein. The information required by Item 403 of Regulation S-K will be provided in the 2022 Proxy Statement and is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be provided in the 2022 Proxy Statement and is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A will be provided in the 2022 Proxy Statement and is incorporated by reference herein.

Part IV
Item 15.    Exhibits and Financial Statement Schedules

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
2.3	Asset Purchase Agreement, between Spirit AeroSystems Inc., Triumph Aerostructures - Tulsa LLC and Triumph Group, Inc., dated as of December 8, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.1
2.4	Amendment 1 to Asset Purchase Agreement, between Spirit AeroSystems, Inc., Triumph Aerostructures - Tulsa, LLC and Triumph Group, Inc., dated as of December 30, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.2
3.1	Third Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 1, 2017, Exhibit 3.1
3.2	Seventh Amended and Restated By Laws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed July 27, 2018, Exhibit 3.2
3.3	Eighth Amended and Restated Bylaws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed September 30, 2021, Exhibit 3.1
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Description of Spirit AeroSystems Holdings, Inc. Securities Registered under Section 12 of the Exchange Act.	*
4.3	Indenture dated as of June 1, 2016, governing the 3.850% Senior Notes due 2026, by and among Spirit, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.1
4.4	Form of 3.850% Senior Note due 2026	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.2
4.5	Supplemental Indenture, dated December 5, 2016, governing the 3.850% Senior Notes due 2026	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 4.9
4.6	Second Supplemental Indenture, dated as of February 24, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 4.1
4.7	Third Supplemental Indenture, dated as of April 17, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.3

4.8	Fourth Supplemental Indenture, dated as of October 5, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.3
4.9	Indenture, dated as of May 30, 2018, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and the Bank of New York Mellon Trust Company.	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.1
4.10	Form of 3.950% Senior Note due 2023	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.3
4.11	Form of 4.600% Senior Note due 2028	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.4
4.12	Indenture, dated as of April 17, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.1
4.13	Form of 7.500% Senior Secured Second Lien Note due 2025.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)
4.14	Indenture, dated as of October 5, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.1
4.15	Form of 5.500% Senior Secured First Lien Notes due 2025	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.1	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.2†	Spirit AeroSystems Holdings, Inc. Amended and Restated Deferred Compensation Plan, As Amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.34
10.3†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Director Stock Plan	Registration Statement on Form S-8 (File No. 333-150402), filed April 23, 2008, Exhibit 10.1
10.4†	Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan	Registration Statement on Form S-8 (File No. 333-195790), filed May 8, 2014, Exhibit 10.1.
10.5†	First Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.1
10.6†	Second Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated October 23, 2019	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.5
10.7†	Employment Agreement between Spirit AeroSystems, Inc. and Samantha Marnick, effective as of February 22, 2006 and annual Executive Compensation Letter, dated May 3, 2013	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 2, 2014, Exhibit 10.1
10.8†	Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.44

10.9†	Amendment to Employment Agreement between Spirit Aerosystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.45
10.10†	Employment Agreement, dated as of February 13, 2016, between Spirit AeroSystems, Inc. and Thomas C. Gentile III	Current Report on Form 8-K (File No. 001-33160), filed February 16, 2016, Exhibit 10.1
10.11†	Employment Agreement between Spirit AeroSystems, Inc. and Bill Brown, effective as of May 5, 2014	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.17
10.12†	Employment Agreement, dated January 29, 2020, between Spirit AeroSystems, Inc. and Mark Suchinski.	Current Report on Form 8-K (File No. 001-33160), filed January 30, 2020, Exhibit 10.1
10.13†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.3
10.14†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Plan, as amended and restated effective January 23, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.1
10.15†	Short-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.4
10.16†	Director Stock Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective April 25, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 8, 2019, Exhibit 10.20
10.17†	Director Stock Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective April 28, 2021	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.1
10.18†	Non-Employee Director Compensation Overview Effective with 2021-2022 Term	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2021, Exhibit 10.1
10.19†	Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 25, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.5
10.20†	Employee Stock Purchase Plan	Registration Statement on Form S-8 (File No. 333-220358), filed September 6, 2017, Exhibit 4.2
10.21†	Amended and Restated Employee Stock Purchase Plan, effective January 21, 2020	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.19
10.22†	Amended and Restated Employee Stock Purchase Plan, effective October 26, 2021	*
10.23†	Form of Time-Based Restricted Stock Award Agreement	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.20
10.24†	Form of Time-Based Restricted Stock Unit Award Agreement (U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.2
10.25†	Form of Performance-Based Restricted Stock Award Agreement	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.21
10.26†	Form of Performance-Based Restricted Stock Unit Award Agreement (U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.3

10.27†	Form of Non-Employee Director Award Agreement	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.4
10.28†	Form of Time-Based Restricted Stock Unit Award Agreement (Non-U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.5
10.29†	Form of Performance-Based Restricted Stock Unit Award Agreement (Non-U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.6
10.30†	Perquisite Allowance Plan	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.7
10.31†	Retirement and Consulting Agreement and General Release, dated June 7, 2016, between Spirit AeroSystems, Inc. and Larry A. Lawson	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.3
10.32†	Agreement and General Release, dated January 31, 2020, between Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc. and Jose Garcia.	Current Report on Form 8-K (File No. 001-33160), filed January 31, 2020, Exhibit 10.1
10.33†	Resignation and General Release, dated April 3, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., and John Gilson.	Current Report on Form 8-K (File No. 001-33160), filed April 8, 2020, Exhibit 10.1
10.34†	Retirement Agreement and General Release with John Pilla, dated July 29, 2020.	Current Report on Form 8-K (File No. 001-33160), filed July 30, 2020, Exhibit 10.1
10.35†	Second Amended and Restated Credit Agreement, dated as of July 12, 2018, among Spirit AeroSystems Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein	Current Report on Form 8-K (File No. 001-33160), filed July 13, 2018, Exhibit 10.1
10.36	First Amendment to the Second Amended and Restated Credit Agreement, dated as of February 24, 2020, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 10.1
10.37	Delayed Draw Term Loan Credit Agreement, dated as of February 24, 2020, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, Spirit AeroSystems North Carolina, Inc., as subsidiary guarantor, and the lenders party thereto, Bank of America, N.A., as administrative agent.	Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 10.2
10.38	Second Amendment, dated as of March 30, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.8
10.39	Third Amendment, dated as of April 10, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.9
10.40	Fourth Amendment, dated as of April 13, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 10.1

10.41	Fifth Amendment, dated as of April 20, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.12
10.42	Sixth Amendment, dated as of July 31, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, Spirit AeroSystems North Carolina, Inc., as a guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed August 3, 2020, Exhibit 10.1
10.43	Term Loan Credit Agreement, dated as of October 5, 2020, by and among Spirit AeroSystems, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 10.1
10.44††	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.45††	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.46††	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.47††	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.48††	Special Business Provisions (Sustaining), as amended through February 6, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.17
10.49††	Amendment 9 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 4, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.1
10.50††	Amendment 10 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 26, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.2
10.51††	Amendment 2, dated March 4, 2011, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.2
10.52††	Amendment 3, dated January 30, 2014, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	*
10.53	Amendment 4, dated January 18, 2021, to General Terms Agreement BCA-65530-0016 between The Boeing Company and Spirit Aerosystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.11
10.54††	Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of March 9, 2012, amending Special Business Provisions (Sustaining)	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.4

10.55††	Memorandum of Agreement (737 MAX Non-Recurring Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 7, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.2
10.56††	Memorandum of Agreement (Pricing Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 8, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.3
10.57††	Amendment 11 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of March 10, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2015, Exhibit 10.1
10.58††	Amendment 12 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 9, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.1
10.59††	Amendment 13 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 4, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.57
10.60††	Amendment 14 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 21, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.2
10.61††	Amendment 17 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 23, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.58
10.62††	Amendment 20 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.59
10.63††	Amendment 21 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of May 9, 2016	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.4
10.64††	Amendment 22 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.53
10.65††	Amendment 23 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 16, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.54
10.66††	Amendment 24 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 20, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.55
10.67††	Amendment 25 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 16, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.7
10.68††	Amendment 26 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 23, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.8
10.69††	Amendment 27 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 31, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.9
10.70††	Amendment 28 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 22, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.1

10.71††	Amendment 29 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 20, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.2
10.72††	Amendment 30 to Special Business Provisions (SBP) MS-65530-0016, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.2
10.73††	Amendment 31 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 18, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.59
10.74††	Amendment 32 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 15, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.60
10.75††	Amendment 33 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 30, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.61
10.76††	Amendment 34 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of February 23, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 3, 2018, Exhibit 10.1
10.77††	Amendment 35 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of April 18, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.4
10.78††	Amendment 36 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 20, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.5
10.79††	Amendment 37 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2018, Exhibit 10.1
10.80††	Collective Resolution Memorandum of Understanding between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 1, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.3
10.81††	Amendment 38 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.67
10.82††	Amendment 39 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.68
10.83††	Collective Resolution 2.0 Memorandum of Agreement between the Boeing Company and Spirit AeroSystems, Inc., dated as of December 21, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.69
10.84††	Amendment 40 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of January 30, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.5
10.85††	Amendment 41 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 29, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.6
10.86††	Memorandum of Agreement between the Boeing Company and Spirit AeroSystems, Inc., 737 Production Rate Adjustments, dated as of April 12, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.1
10.87††	Amendment 43 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 22, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.2

10.88††	Amendment 44 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 19, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.1
10.89††	Amendment 45 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.69
10.90††	Amendment 46 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.70
10.91††	Memorandum of Agreement, dated February 6, 2020, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.13
10.92††	Amendment 47 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 5, 2020.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.7
10.93††	Amendment 48 to Special Business Provisions (SBP) MS-65530-0016 between The Boeing Company and Spirit Aerosystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.8
10.94††	737 Production Rate Adjustment and Other Settlements Memorandum of Agreement, dated May 5, 2020, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.6
10.95††	B787 General Terms Agreement BCA-65520-0032between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the General Terms Agreement, dated June 16, 2005, Amendment 1 thereto, dated June 19, 2009, and Amendment 2 thereto, dated May 12, 2011	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.3

10.96	Amendment 3, dated January 19, 2021, to General Terms Agreement BCA-65520-0032 Between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.10

10.97††	B787 Special Business Provisions BCA-MS-65530-0019, dated August 20, 2012, between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the Special Business Provisions, dated June 16, 2005, and Amendments 1 through 19 thereto	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.4
10.98††	Amendment 20 to B787 Special Business Provisions BCA-MS-65530-0019, dated June 5, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.5
10.99††	Amendment 21 to B787 Special Business Provisions BCA-MS-65530-0019, dated July 1, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.6
10.100††	Amendment 22 Revision 1 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 4, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.7
10.101††	Amendment 23 to B787 Special Business Provisions BCA-MS-65530-0019, dated August 3, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.8
10.102††	Amendment 24 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 16, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.9

10.103††	Amendment 25 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.10
10.104††	Amendment 26 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated December 14, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.71
10.105††	Amendment 27 to B787 Special Business Provisions BCA-MS-65530-0019, between The Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2018, Exhibit 10.2
10.106††	Amendment 28 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 30, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.4
10.107††	Amendment 29 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 14, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.3
10.108††	Amendment 30 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 12, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.2
10.109††	Amendment 31 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.84
10.110††	Amendment 32 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of April 15, 2020.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.8
10.111††	Amendment 33 to Special Business Provisions (SBP) BCA-MS-65530-0019 between The Boeing Company and Spirit Aerosystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.9
10.112††	Amendment No. 34 to Special Business Provisions (SBP) BCA-MS-65530-0019, dated June 30, 2021, by and between Spirit AeroSystems, Inc. and The Boeing Company	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2021, Exhibit 10.2
10.113††	Amendment No. 35 to Special Business Provisions (SBP) BCA-MS-65530-0019, dated June 30, 2021, by and between Spirit AeroSystems, Inc. and The Boeing Company	*
10.114	737 Recalculated Pre-Payment Letter Agreement, dated February 5, 2021, by and between Spirit AeroSystems, Inc. and The Boeing Company	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2021, Exhibit 10.3
10.115	Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.3
10.116	Letter Agreement, dated March 19, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.2

10.117	Letter Agreement, dated March 27, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.3
10.118	Letter Agreement, dated May 3, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.4
10.119	Amended and Restated Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 14, 2019 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.5
10.120	Letter Agreement, dated June 3, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V. (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.6
10.121	Letter Agreement, dated July 14, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V.(as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.7
10.122	Amended and Restated Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated October 28, 2019 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.3
10.123	Letter Agreement, dated January 29, 2020, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V.(as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.
Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.93
10.124	Termination Agreement dated September 25, 2020 by and among Spirit AeroSystems Holdings, Inc., Spirit AeroSystems Belgium Holdings BVBA and certain private sellers.	Current Report on Form 8-K (File No. 001-33160), filed September 25, 2020, Exhibit 10.1
10.125††	Agreement for the Sale and Purchase of (1) the Entire Issued Share Capital of Short Brothers plc and Bombardier Aerospace North Africa SAS and (2) Certain Other Assets, dated October 31, 2019, by and between Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc., Bombardier Services Corporation, Spirit AeroSystems Global Holdings Limited, and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.94
10.126	Deed of Amendment, dated as of October 16, 2020, by and among Spirit AeroSystems, Inc, and Spirit AeroSystems Global Holdings Limited, and Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation.	Current Report on Form 8-K (File No. 001-33160), filed October 30, 2020, Exhibit 10.2

10.127	Amendment, dated as of October 26, 2020, by and among Spirit AeroSystems, Inc, and Spirit AeroSystems Global Holdings Limited, and Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation.	Current Report on Form 8-K (File No. 001-33160), filed October 26, 2020, Exhibit 10.1)
10.128	First Refinancing, Incremental Assumption and Amendment Agreement, dated as of November 15, 2021, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc. and Spirit AeroSystems North Carolina, Inc., each as a guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent.	Current Report on Form 8-K (File No. 001-33160), filed November 15, 2021, Exhibit 10.1

21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
22.1	Guarantors and Issuers of Guaranteed Securities	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 22.1
23.1	Consent of Ernst & Young LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
101.INS@	XBRL Instance Document	*
101.SCH@	XBRL Taxonomy Extension Schema Document	*
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB@	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document	*
_______________________________________
†    Indicates management contract or compensation plan or arrangement
††    Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission

*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on February 15, 2022.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Mark J. Suchinski
Mark J. Suchinski Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Gentile III	Director, President and Chief Executive	February 15, 2022
Thomas C. Gentile III	Officer (Principal Executive Officer)

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	February 15, 2022
Mark J. Suchinski	Officer (Principal Financial Officer)

/s/ Damon Ward	Vice President, Corporate Controller	February 15, 2022
Damon Ward	(Principal Accounting Officer)

/s/ Robert Johnson	Director, Chairman of the Board	February 15, 2022
Robert Johnson

/s/ Stephen Cambone	Director	February 15, 2022
Stephen Cambone

/s/ Charles Chadwell	Director	February 15, 2022
Charles Chadwell

/s/ Irene M. Esteves	Director	February 15, 2022
Irene M. Esteves

/s/ William Fitzgerald	Director	February 15, 2022
William Fitzgerald

/s/ Paul Fulchino	Director	February 15, 2022
Paul Fulchino

/s/ Richard Gephardt	Director	February 15, 2022
Richard Gephardt

/s/ Ronald Kadish	Director	February 15, 2022
Ronald Kadish

/s/ John L. Plueger	Director	February 15, 2022
John L. Plueger

/s/ Patrick Shanahan	Director	February 15, 2022
Patrick Shanahan

/s/ Laura Wright	Director	February 15, 2022
Laura Wright