Form 10-Q
period 2022-03-31
Spirit AeroSystems Holdings, Inc.
filed 2022-05-04
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging Growth Company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 20, 2022, the registrant had 105,016,539 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31, 2022	April 1, 2021
	($ in millions, except per share data)
Revenue	$1,174.7	$900.8
Operating costs and expenses
Cost of sales	1,139.9	958.8
Selling, general and administrative	64.5	57.6
Restructuring costs	0.2	2.1
Research and development	12.3	8.2
Total operating costs and expenses	1,216.9	1,026.7
Operating loss	(42.2)	(125.9)
Interest expense and financing fee amortization	(58.9)	(59.8)
Other income, net	37.7	12.8
Loss before income taxes and equity in net loss of affiliate	(63.4)	(172.9)
Income tax benefit	11.0	1.7
Loss before equity in net loss of affiliate	(52.4)	(171.2)
Equity in net loss of affiliate	(0.4)	(0.4)
Net loss	$(52.8)	$(171.6)
Loss per share
Basic	$(0.51)	$(1.65)
Diluted	$(0.51)	$(1.65)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended
	March 31, 2022	April 1, 2021
	($ in millions)
Net loss	$(52.8)	$(171.6)
Changes in other comprehensive loss, net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.1 and $0.1 for the three months ended, respectively	(0.5)	(4.9)
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax effect of $0.5 and ($0.2) for the three months ended, respectively	(1.2)	0.5
Unrealized (loss) gain on foreign currency hedges, net of tax effect of $0.0 and $0.0 for the three months ended, respectively	(3.9)	1.2
Reclassification of loss on cash flow hedges to earnings, net of tax effect of $0.0 and ($0.3) for the three months ended, respectively	1.5	0.9
Foreign currency translation adjustments	(13.5)	6.4
Total other comprehensive gain (loss)	(17.6)	4.1
Total comprehensive loss	$(70.4)	$(167.5)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2022	December 31, 2021
	($ in millions)
Assets
Cash and cash equivalents	$1,151.8	$1,478.6
Restricted cash	0.3	0.3
Accounts receivable, net	580.0	461.6
Contract assets, short-term	449.0	443.2
Inventory, net	1,387.8	1,382.6
Other current assets	41.1	39.7
Total current assets	3,610.0	3,806.0
Property, plant and equipment, net	2,327.9	2,385.5
Right of use assets	83.6	85.3
Contract assets, long-term	4.2	—
Pension assets	530.4	532.5
Deferred income taxes	7.9	0.4
Goodwill	623.6	623.7
Intangible assets, net	208.6	212.3
Other assets	94.4	91.6
Total assets	$7,490.6	$7,737.3
Liabilities
Accounts payable	$762.9	$720.3
Accrued expenses	409.0	376.1
Profit sharing	19.7	63.7
Current portion of long-term debt	49.1	49.5
Operating lease liabilities, short-term	8.4	8.2
Advance payments, short-term	128.0	137.8
Contract liabilities, short-term	76.2	97.9
Forward loss provision, short-term	262.6	244.6
Deferred revenue and other deferred credits, short-term	21.6	72.7
Other current liabilities	87.4	105.2
Total current liabilities	1,824.9	1,876.0
Long-term debt	3,734.0	3,742.7
Operating lease liabilities, long-term	76.4	78.8
Advance payments, long-term	198.6	201.3
Pension/OPEB obligation	53.1	74.8
Contract liabilities, long-term	284.8	289.1
Forward loss provision, long-term	469.6	521.6
Deferred revenue and other deferred credits, long-term	30.3	32.1
Deferred grant income liability - non-current	25.5	26.4
Deferred income taxes	1.2	21.8
Other non-current liabilities	410.0	423.9
Stockholders’ Equity
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 105,035,744 and 105,037,845 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,151.1	1,146.2
Accumulated other comprehensive loss	(41.3)	(23.7)
Retained earnings	1,727.5	1,781.4
Treasury stock, at cost (41,587,480 and 41,523,470 shares, respectively)	(2,456.7)	(2,456.7)
Total stockholders' equity	381.7	448.3
Noncontrolling interest	0.5	0.5
Total equity	382.2	448.8
Total liabilities and equity	$7,490.6	$7,737.3
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2021	105,037,845	$1.1	$1,146.2	$(2,456.7)	$(23.7)	$1,781.4	$448.3
Net loss	—	—	—	—	—	(52.8)	(52.8)
Dividends Declared(a)	—	—	—	—	—	(1.1)	(1.1)
Employee equity awards	152,306	—	8.3	—	—	—	8.3
Stock forfeitures	(82,611)	—	—	—	—	—	—
Net shares settled	(111,874)	—	(5.3)	—	—	—	(5.3)
ESPP shares issued	40,078	—	1.9	—	—	—	1.9
SERP shares issued	—	—	—	—	—	—	—
Treasury shares	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(17.6)	—	(17.6)
Balance — March 31, 2022	105,035,744	$1.1	$1,151.1	$(2,456.7)	$(41.3)	$1,727.5	$381.7

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2020	105,542,162	$1.1	$1,139.8	$(2,456.7)	$(154.1)	$2,326.4	$856.5
Net loss	—	—	—	—	—	(171.6)	(171.6)
Dividends Declared(a)	—	—	—	—	—	(1.1)	(1.1)
Employee equity awards	30,024	—	6.5	—	—	—	6.5
Stock forfeitures	(94,820)	—	—	—	—	—	—
Net shares settled	(77,954)	—	(3.3)	—	—	—	(3.3)
ESPP shares issued	29,500	—	1.4	—	—	—	1.4
SERP shares issued	9,198	—	—	—	—	—	—
Other comprehensive gain	—	—	—	—	4.1	—	4.1
Balance — April 1, 2021	105,438,110	$1.1	$1,144.4	$(2,456.7)	$(150.0)	$2,153.7	$692.5

(a) Cash dividends declared per common share were $0.01 for the three months ended March 31, 2022. Cash dividends declared per common share were $0.01 for the three months ended April 1, 2021.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2022	April 1, 2021
Operating activities	($ in millions)
Net loss	$(52.8)	$(171.6)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	85.2	80.3
Amortization of deferred financing fees	1.8	2.3
Accretion of customer supply agreement	0.7	0.6
Employee stock compensation expense	8.2	6.6
Gain from derivative instruments	(0.7)	(0.1)
(Gain) loss from foreign currency transactions	(16.8)	7.2
Loss on disposition of assets	—	0.3
Deferred taxes	(27.2)	(0.9)
Long term income tax payable	—	(1.9)
Pension and other post-retirement benefits, net	(22.3)	(15.2)
Grant liability amortization	(0.4)	(0.4)
Equity in net loss of affiliate	0.4	0.4
Forward loss provision	(33.7)	(3.5)
Changes in assets and liabilities
Accounts receivable, net	(123.3)	(38.3)
Inventory, net	(14.3)	23.1
Contract assets	(11.3)	5.6
Accounts payable and accrued liabilities	80.1	(6.4)
Profit sharing/deferred compensation	(43.7)	(42.6)
Advance payments	(31.4)	(0.8)
Income taxes receivable/payable	14.7	3.6
Contract liabilities	(26.0)	(1.7)
Deferred revenue and other deferred credits	(35.4)	1.5
Other	(22.0)	(18.3)
Net cash used in operating activities	(270.2)	(170.2)
Investing activities
Purchase of property, plant and equipment	(27.7)	(27.6)
Other	—	1.2
Net cash used in investing activities	(27.7)	(26.4)
Financing activities
Customer financing	—	(2.5)
Principal payments of debt	(11.1)	(9.8)
Payments on term loans	(1.5)	(1.0)
Payments on floating rate notes	—	(300.0)
Taxes paid related to net share settlement awards	(5.3)	(3.3)
Proceeds from issuance of ESPP stock	1.9	1.4
Dividends paid	(1.1)	(1.1)
Other	(11.0)	(0.1)
Net cash used in financing activities	(28.1)	(316.4)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(1.0)
Net decrease in cash, cash equivalents, and restricted cash for the period	(326.8)	(514.0)
Cash, cash equivalents, and restricted cash, beginning of period	1,498.4	1,893.1
Cash, cash equivalents, and restricted cash, end of period	$1,171.6	$1,379.1

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Three Months Ended
	March 31, 2022	April 1, 2021
Cash and cash equivalents, beginning of the period	$1,478.6	$1,873.3
Restricted cash, short-term, beginning of the period	0.3	0.3
Restricted cash, long-term, beginning of the period	19.5	19.5
Cash, cash equivalents, and restricted cash, beginning of the period	$1,498.4	$1,893.1

Cash and cash equivalents, end of the period	$1,151.8	$1,359.3
Restricted cash, short-term, end of the period	0.3	0.3
Restricted cash, long-term, end of the period	19.5	19.5
Cash, cash equivalents, and restricted cash, end of the period	$1,171.6	$1,379.1
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

1.  Organization, Basis of Interim Presentation and Recent Developments

Unless the context otherwise indicates or requires, as used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer to Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries. References to “Spirit” refer only to our subsidiary, Spirit AeroSystems, Inc., and references to “Spirit Holdings” or “Holdings” refer only to Spirit AeroSystems Holdings, Inc.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2022 (the “2021 Form 10-K”).

The Company's significant accounting policies are described in Note 3, Summary of Significant Accounting Policies to our consolidated financial statements in the 2021 Form 10-K.

COVID-19
During the three months ended March 31, 2022, the COVID-19 pandemic continued to have a significant negative impact on the aviation industry, our customers, and our business globally. The length of the COVID-19 pandemic and its impact on the aviation industry and the Company’s operational and financial performance remains uncertain and outside of the Company’s control. The Company expects the pandemic and its effects to continue to have a significant negative impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period of time.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

B737 MAX
Boeing's deliveries of the B737 MAX resumed in the fourth quarter of 2020 when the FAA rescinded the order that grounded B737 MAX aircraft in the United States. Since November 2020, regulators from Brazil, Canada, the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service. The Civil Aviation Administration of China, which is the most significant country remaining to allow the B737 MAX to return to service, issued an airworthiness directive in December 2021, directing corrective actions necessary to allow for return to service. During the three months ended March 31, 2022, Boeing continued to announce orders for the B737 MAX, and air carriers generally continued resuming flights on the aircraft.

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

3.  New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022, and an entity may elect to apply ASU 2020-04 for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). The amendments in the update require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including 1) the nature of the transactions and the related accounting policy used, 2) the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item; and 3) significant terms and conditions of the transactions. ASU 2021-10 is effective for all entities within its scope for financial statements issued for annual periods beginning after December 15, 2021. Early application is permitted. An entity should apply ASU 2021-10 either prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions entered into after the date of initial application, or retrospectively to those transactions. The Company is currently evaluating the impact of the initial application of this guidance on its annual financial statements to be issued for the period ended December 31, 2022.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

4.  Changes in Estimates

The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts (and options, if applicable), and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts (and options, if any) and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications.

During the first quarter ended March 31, 2022, the Company recognized unfavorable changes in estimates of $50.0, which included net forward charges of $23.8, and unfavorable cumulative catch-up adjustments of $26.2. The unfavorable cumulative catch-up adjustments were primarily driven by increased estimates for supply chain, raw material, and other costs on the Boeing B737 MAX program. The forward losses in the first quarter relate primarily to the estimated impact of further production rate decreases and costs of rework on the Boeing B787 program, and increased costs of quality and production rate decreases on the A350 program.

During the first quarter ended April 1, 2021, the Company recognized unfavorable changes in estimates of $78.2, which included net forward loss charges of $72.4, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2021 of $5.8. The forward losses related primarily to cost performance on the B767 program, engineering analysis and estimated cost of re-work on the B787 program, and schedule changes, costs for tooling and build process quality improvements on the A350 program.

Changes in estimates are summarized below:

	For the Three Months Ended
Changes in Estimates	March 31, 2022	April 1, 2021
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Commercial	$(26.4)	$(7.6)
Defense & Space	0.2	1.8
Aftermarket	—	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(26.2)	$(5.8)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Commercial	$(25.8)	$(67.6)
Defense & Space	2.0	(4.8)
Aftermarket	—	—
Total Changes in Estimates (Forward Loss) on Loss Programs	$(23.8)	$(72.4)

Total Change in Estimate	$(50.0)	$(78.2)
EPS Impact (diluted per share based upon applicable forecasted effective tax rate)	$(0.40)	$(0.74)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

5.  Accounts Receivable and Allowance for Credit Losses

Accounts Receivable, net

Accounts receivable represent the Company’s unconditional rights to consideration, subject to the payment terms of the contract, for which only the passage of time is required before payment. Unbilled receivables are reflected under contract assets on the Condensed Consolidated Balance Sheet. See also Allowance for Credit Losses, below.

Accounts receivable, net consists of the following:

	March 31, 2022	December 31, 2021
Trade receivables	$538.0	$412.0
Other	51.8	58.1
Less: allowance for credit losses	(9.8)	(8.5)
Accounts receivable, net	$580.0	$461.6

Other receivables as of December 31, 2021 in the table above included an amount related to the Department of Transportation’s approval of the Company’s grant claim filed under the Aviation Manufacturing Jobs Protection Program, a component of the American Rescue Plan Act of 2021. This program provides funding for a portion of the compensation costs of certain categories of employees for up to six months. In return, the Company is required to make several commitments, including a commitment that the Company will not involuntarily furlough or lay off employees within those categories of employees during the same six-month period. If the Company fails to comply with the program requirements, future payments may be withheld and/or a refund of payments already received may be required. As of December 31, 2021, the Company's other receivable balance, noted in the table above, included $37.7 for the program, reflecting the amount that had not yet been paid of the full amount of the award of $75.5. As of March 31, 2022, the amount in other receivables was $24.0, reflecting a payment of $13.7 received in the three months ended March 31, 2022. The full amount of the award has been amortized against Cost of sales on the Condensed Consolidated Statements of Operations as of March 31, 2022.
The Company has agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus Group SE and its affiliates (collectively, “Airbus”), and Rolls-Royce PLC and its affiliates (collectively, “Rolls-Royce”) to third party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s financial condition. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being derecognized from the Company's balance sheet. For the three months ended March 31, 2022, $616.4 of accounts receivable were sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables was $2.4 for the three months ended March 31, 2022 and is included in Other income and expense. See Note 21, Other (Expense) Income, Net.

Allowance for Credit Losses

During the three months ended March 31, 2022, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

impairments to contract assets were recorded for the period ended March 31, 2022 or the period ended April 1, 2021. See also Note 5, Accounts Receivable and Allowance for Credit Losses.

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

	March 31, 2022	December 31, 2021	Change
Contract assets	$453.2	$443.2	$10.0
Contract liabilities	(361.0)	(387.0)	26.0
Net contract assets (liabilities)	$92.2	$56.2	$36.0

For the period ended March 31, 2022, the increase in contract assets reflects the net impact of more over time revenue recognition in relation to billed revenues during the period. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $26.5 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following tables show disaggregated revenues for the periods ended March 31, 2022 and April 1, 2021:

	For the Three Months Ended
Revenue	March 31, 2022	April 1, 2021
Contracts with performance obligations satisfied over time	$929.5	$649.2
Contracts with performance obligations satisfied at a point in time	245.2	251.6
Total Revenue	$1,174.7	$900.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The following table disaggregates revenue by major customer:

	For the Three Months Ended
Customer	March 31, 2022	April 1, 2021
Boeing	$647.2	$467.9
Airbus	303.9	231.6
Other	223.6	201.3
Total Revenue	$1,174.7	$900.8

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

	For the Three Months Ended
Location	March 31, 2022	April 1, 2021
United States	$823.5	$624.2
International
United Kingdom	169.8	136.3
Other	181.4	140.3
Total International	351.2	276.6
Total Revenue	$1,174.7	$900.8

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2022	2023	2024	2025 and After
Unsatisfied performance obligations	$2,938.4	$4,668.3	$2,882.9	$662.8

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

	March 31, 2022	December 31, 2021
Raw materials	$311.2	$301.4
Work-in-process(1)	992.9	999.1
Finished goods	58.7	56.9
Product inventory	1,362.8	1,357.4
Capitalized pre-production	25.0	25.2
Total inventory, net	$1,387.8	$1,382.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

(1)Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the periods ended March 31, 2022 and December 31, 2021, work-in-process inventory includes $379.1 and $381.2, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the periods.

Product inventory, summarized in the table above, is shown net of valuation reserves of $57.6 and $54.9 as of March 31, 2022 and December 31, 2021, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for three months ended March 31, 2022 and April 1, 2021 includes period expense of $49.8 and $67.6, respectively, for excess capacity production costs related to temporary B737 MAX, A220 and A320 production schedule changes. Cost of sales also includes abnormal costs related to temporary workforce adjustments as a result of COVID-19 production pause, net of the U.S. employee retention credit and U.K. government subsidies for the three months ended March 31, 2022 and April 1, 2021 of $9.5 and $2.1, respectively.

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
Land	$30.4	$30.7
Buildings (including improvements)	1,240.9	1,242.0
Machinery and equipment	2,312.8	2,276.5
Tooling	1,050.6	1,051.1
Capitalized software	330.5	323.0
Construction-in-progress	93.1	117.1
Total	5,058.3	5,040.4
Less: accumulated depreciation	(2,730.4)	(2,654.9)
Property, plant and equipment, net	$2,327.9	$2,385.5

Capitalized interest was $1.4 and $1.4 for the three months ended March 31, 2022 and April 1, 2021, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $34.9 and $34.4 for the three months ended March 31, 2022 and April 1, 2021, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $5.0 and $4.1 for the three months ended March 31, 2022 and April 1, 2021, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the period ended March 31, 2022, there were no events which would require the Company to update its impairment analysis.

10. Leases
The Company determines if an arrangement is a lease at the inception of a signed agreement. Operating leases are included in right-of-use (“ROU”) assets (long-term), short-term operating lease liabilities, and long-term operating lease liabilities on the Company’s Condensed Consolidated Balance Sheets. Finance leases are included in Property, Plant and Equipment, current maturities of long-term debt, and long-term debt.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

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

Components of lease expense:

	For the Three Months Ended
	March 31, 2022	April 1, 2021
Operating lease cost	$3.3	$2.5
Finance lease cost:
Amortization of assets	8.1	6.0
Interest on lease liabilities	1.7	1.6
Total net lease cost	$13.1	$10.1

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31, 2022	April 1, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.1	$2.4
Operating cash flows from finance leases	$1.7	$1.6
Financing cash flows from finance leases	$11.1	$8.9

ROU assets obtained in exchange for lease obligations:
Operating leases	$0.4	$1.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Supplemental balance sheet information related to leases:

	March 31, 2022	December 31, 2021
Finance leases:
Property and equipment, gross	$268.0	$266.1
Accumulated amortization	(81.0)	(73.1)
Property and equipment, net	$187.0	$193.0

The weighted average remaining lease term as of March 31, 2022 for operating and finance leases was 36.1 years and 4.7 years, respectively. The weighted average discount rate as of March 31, 2022 for operating and finance leases was 5.6% and 4.5%, respectively. The weighted average remaining lease term as of December 31, 2021 for operating and finance leases was 36.3 years and 4.9 years, respectively. The weighted average discount rate as of December 31, 2021 for operating and finance leases was 5.6% and 4.5%, respectively. See Note 15, Debt, for current and non-current finance lease obligations. There has not been a significant impact on lease terms, costs, cash flows, or balance sheet values, including any impairment of lease assets, as a result of the COVID-19 pandemic.

As of March 31, 2022, remaining maturities of lease liabilities were as follows:

	2022	2023	2024	2025	2026	2027 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$9.4	$11.7	$11.3	$10.7	$8.8	$164.7	$216.6	$(131.8)	$84.8
Financing Leases	$36.3	$43.6	$35.3	$23.3	$15.8	$19.8	$174.1	$(18.1)	$156.0

As of March 31, 2022, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $58.4 for manufacturing equipment, software, and facilities that are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 15 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

11.  Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	March 31, 2022	December 31, 2021
Prepaid expenses	$31.3	$20.7
Income tax receivable	2.2	14.0
Other assets- short term	7.6	5.0
Total other current assets	$41.1	$39.7

Other assets are summarized as follows:

	March 31, 2022	December 31, 2021
Deferred financing
Deferred financing costs	$0.9	$0.9
Less: Accumulated amortization - deferred financing costs	(0.6)	(0.6)
Deferred financing costs, net	$0.3	$0.3
Other
Supply agreements (1)	$8.3	$9.2
Equity in net assets of affiliates	0.4	0.8
Restricted cash - collateral requirements	19.5	19.5
Rotables	39.4	38.3
Other	26.5	23.5
Total other long term assets	$94.4	$91.6

(1)    Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Goodwill is summarized as follows:

		Changes in Goodwill Balance
	Balance at				Balance at
Segment	December 31, 2021	Acquisitions	Adjustments/Other	Currency Exchange	March 31, 2022
Commercial	$296.8	$—	$—	$(0.1)	$296.7
Defense & Space	$5.5	$—	$—	$—	$5.5
Aftermarket	$321.4	$—	$—	$—	$321.4
	$623.7	$—	$—	$(0.1)	$623.6

The total goodwill value includes no accumulated impairment loss in any of the periods presented. The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended March 31, 2022, there were no events or circumstances which would require the Company to update its goodwill impairment analysis.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Intangible assets are summarized as follows:

	March 31, 2022	December 31, 2021
Intangible assets
Favorable leasehold interests	$2.8	$2.8
Developed technology asset	92.0	92.0
Customer relationships intangible asset	137.2	137.2
Total intangible assets	$232.0	$232.0
Less: Accumulated amortization - favorable leasehold interest	(1.9)	(1.9)
Accumulated amortization - developed technology asset	(10.4)	(8.8)
Accumulated amortization - customer relationships	(11.1)	(9.0)
Intangible assets, net	$208.6	$212.3

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Condensed Consolidated Balance Sheet and the weighted average amortization is estimated to be the following as of March 31, 2022:

Year	Favorable leasehold interest	Developed Technology	Customer Relationships	Total
remaining in 2022	$0.1	$4.5	$6.0	$10.6
2023	0.1	6.1	8.1	14.3
2024	0.1	6.1	8.1	14.3
2025	0.1	6.1	8.1	14.3
2026	0.1	6.1	8.1	14.3
2027	0.1	6.1	8.1	14.3

Weighted average amortization period	7.3 years	13.3 years	16.2 years	15.0 years

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

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of March 31, 2022, the amount of advance payments received from Boeing under the B787 Supply Agreement and not yet repaid was approximately $212.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, Spirit and Boeing entered into a Memorandum of Agreement on April 12, 2019 (the "2019 MOA"), which included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123, which was received during the third quarter of 2019. The parties entered into another memorandum of agreement on February 6, 2020 (the "2020 MOA"), which extended the repayment date of the $123 advance received by Spirit under the 2019 MOA to 2022. The 2020 MOA also required Boeing to pay $225 to Spirit in the first quarter of 2020, consisting of (i) $70 in support of Spirit’s inventory and production stabilization, of which $10 was repaid by Spirit in 2021, and (ii) $155 as an incremental pre-payment for costs and shipset deliveries over the next two years. On February 9, 2021, Spirit signed a letter of agreement for Boeing to pay $38.5 to Spirit in the first quarter of 2021, which consisted of (i) $68.5 as additional pre-payment for the costs and shipset deliveries less the (ii) ($30) credit owed to Boeing for rate-based pricing premium. As of March 31, 2022, the amount of advance payments received from Boeing and not yet repaid was $92.3.

Other. The Advance payments, short-term line item on the Condensed Consolidated Balance Sheet for the period ended March 31, 2022 includes $18.9 related to payment received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

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

At March 31, 2022, the Company’s long-term debt includes a senior secured term loan and senior notes described further under Note 15, Debt. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt. See also Note 14, Derivative and Hedging Activities.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	March 31, 2022			December 31, 2021
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	$594.0	$592.5	(2)	$595.2	$595.2	(2)
Senior notes due 2023	299.4	297.1	(1)	299.3	303.6	(1)
Senior secured first lien notes due 2025	495.6	499.0	(1)	495.3	513.3	(1)
Senior secured second lien notes due 2025	1,188.4	1,233.0	(1)	1,187.5	1,252.4	(1)
Senior notes due 2026	298.5	285.7	(1)	298.4	307.5	(1)
Senior notes due 2028	695.4	650.3	(1)	695.2	697.4	(1)
Total	$3,571.3	$3,557.6		$3,570.9	$3,669.4

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

14.  Derivative and Hedging Activities

Derivatives Accounted for as Hedges

Cash Flow Hedges - Interest Rate Swaps

The Company has traditionally entered into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. As of December 31, 2020, the Company had one interest rate swap agreement, designated as cash flow hedge, with a notional value of $150. On February 24, 2021, the Company terminated the swap agreement. The Company had no swaps outstanding during the period ended March 31, 2022.

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

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British Pound Sterling. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through December 2022.

The following table summarizes the notional amounts (representing the gross contract/notional amount of the derivatives outstanding) and fair values of the derivative instruments in the Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021. The foreign currency exchange contracts are measured within Level 1 of the Fair Value hierarchy. See Note 13, Fair Value Measurements.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	Notional amount		Other assets		Other liabilities
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$117.9	$167.7	$—	$—	$4.4	$2.0
Total derivatives at fair value			$—	$—	$4.4	$2.0

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain (loss) recognized in AOCI associated with our hedging transactions is presented in the following table:

	Three Months Ended
	March 31, 2022	April 1, 2021
Recognized in total other comprehensive loss:
Foreign currency exchange contracts	$(3.9)	$1.2

The following table summarizes the gains/(losses) associated with our hedging transactions reclassified from AOCI to earnings:

	Three Months Ended
	March 31, 2022	April 1, 2021
Foreign currency exchange contracts:
Other income (expense)	$(1.5)	$—

Within the next 12 months, the Company expects to recognize a loss of $4.4 in earnings related to the foreign currency forward contracts. As of March 31, 2022, the maximum term of the hedged forecasted transaction was 9 months. Generally, the Company has agreements with its counterparties that contain a provision whereby if the Company defaults on its existing credit facilities and payment of the loans extended under such facilities is accelerated, the Company could be declared in default under its agreements, which may result in the early termination of the outstanding derivatives governed by such agreements and the payment of an early termination amount.

Derivatives Not Accounted for as Hedges

During the three months ended March 31, 2022, the Company entered into foreign currency forward contracts in the amount of $291.5 to minimize the risk of currency exchange rate movements on the Company's planned settlement of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. During the three month period ended March 31, 2022, these foreign currency forward contracts were settled and new contracts were entered into in the amount of $293.7. The Company has not designated these forward contracts as hedges nor applied hedge accounting to the forward contracts. For the three months ended March 31, 2022, the Company recorded a net gain of $2.2 to other income on the Condensed Consolidated Statements of Operations related to the foreign currency forward contracts.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

15.  Debt

Total debt shown on the Condensed Consolidated Balance Sheets is comprised of the following:

	March 31, 2022		December 31, 2021
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	$5.9	$588.1	$5.9	$589.3
Senior notes due 2023	—	299.4	—	299.3
Senior secured first lien notes due 2025	—	495.6	—	495.3
Senior secured second lien notes due 2025	—	1,188.4	—	1,187.5
Senior notes due 2026	—	298.5	—	298.4
Senior notes due 2028	—	695.4	—	695.2
Present value of finance lease obligations	41.7	114.3	42.2	122.9
Other	1.5	54.3	1.4	54.8
Total	$49.1	$3,734.0	$49.5	$3,742.7

Credit Agreement

On October 5, 2020, Spirit entered into a term loan credit agreement (the “Credit Agreement”) providing for a $400.0 senior secured term loan B credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. On October 5, 2020, Spirit borrowed the full amount of initial term loans available under the Credit Agreement. On November 15, 2021, the Company entered into a first refinancing, incremental assumption and amendment agreement (the “November 2021 Amendment”) to the Credit Agreement (the Credit Agreement as amended by the November 2021 Amendment, the “Amended Credit Agreement”). The November 2021 Amendment provides for, among other things, (i) the refinancing of the $397.0 aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2021 Amendment (the “Existing Term Loans”) with term loans in an equal principal amount with a lower interest rate (the “Repriced Term Loans”) and (ii) an incremental term loan facility of $203.0 in aggregate principal amount with the same terms as the Repriced Term Loans (the "Incremental Term Loans" and, together with the Repriced Term Loans, the “Term Loans”).

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

As of March 31, 2022, the outstanding balance of the Credit Agreement was $597.0 and the carrying value was $594.0.
As of March 31, 2022, the Company was in compliance with all covenants in the Credit Agreement.

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

As of March 31, 2022, the outstanding balance of the First Lien 2025 Notes was $500.0 and the carrying value was $495.6.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

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

As of March 31, 2022, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $298.5.

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

As of March 31, 2022, the outstanding balance of the Second Lien 2025 Notes was $1,200.0 and the carrying value was $1,188.4.

2023 and 2028 Notes

On May 30, 2018, Spirit entered into an Indenture (the “2018 Indenture”) by and among Spirit, the Company and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with Spirit’s offering of $300.0 aggregate principal amount of its Senior Floating Rate Notes due 2021 (the “Floating Rate Notes”), $300.0 aggregate principal amount of its 3.950% Senior Notes due 2023 (the “2023 Notes”) and $700.0 aggregate principal amount of its 4.600% Senior Notes due 2028 (the “2028 Notes” and, together with the Floating Rate Notes and the 2023 Notes, the “2018 Notes”). Holdings guaranteed Spirit’s obligations under the 2018 Notes on a senior unsecured basis. On February 24, 2021, Spirit redeemed the outstanding $300.0 principal amount of the Floating Rate Notes. As of March 31, 2022, the outstanding balance of the Floating Rate Notes was $0.

As of March 31, 2022, the outstanding balance of the 2023 Notes and the 2028 Notes was $300.0 and $700.0, respectively, and the carrying value was $299.4 and $695.4, respectively.

As of March 31, 2022, the Company was in compliance with all covenants contained in the indentures governing the First Lien 2025 Notes, 2026 Notes, Second Lien 2025 Notes, 2023 Notes and 2028 Notes.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended
Components of Net Periodic Pension Expense/(Income)	March 31, 2022	April 1, 2021
Service cost	$0.4	$10.8
Interest cost	15.2	13.7
Expected return on plan assets	(36.6)	(39.4)
Settlement loss	(1.4)	—
Net periodic pension expense (income)	$(22.4)	$(14.9)

	Other Benefits
	For the Three Months Ended
Components of Other Benefit Expense	March 31, 2022	April 1, 2021
Service cost	$0.2	$0.2
Interest cost	0.1	0.1
Amortization of prior service cost	(0.2)	(0.2)
Amortization of net gain	(0.3)	(0.4)
Net periodic other benefit expense (income)	$(0.2)	$(0.3)

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

The Company recognized a net total of $8.2 and $6.6 of stock compensation expense for the three months ended March 31, 2022 and April 1, 2021, respectively.

During the three months ended March 31, 2022, 421,199 time or service-based restricted stock units ("RSUs") were granted with aggregate date fair values of $20.0 under the Company's LTIP. Awards generally vest over a two or three-year period, beginning on the date of grant. Values for these awards are based on the value of Common Stock on the grant date.

During the three months ended March 31, 2022, 284,653 performance-based restricted stock units ("PBRSUs") were granted with aggregate grant date fair value of $22.0 under the Company’s LTIP. These awards are earned based on Holdings’ total shareholder return relative to its peer group over a three year performance period. Values for these awards are initially measured on the grant date using the estimated payout levels derived from a Monte Carlo valuation model.

During the three months ended March 31, 2022, 1,247 shares of restricted Common Stock and 2,263 non-employee director restricted stock units (“DRSUs”) were granted, as pro rata equity awards under the current 2021-2022 non-employee director compensation program, to recently appointed members of the Board of Directors with an aggregate grant date fair value of $0.2. Both types of awards vest if the non-employee director remains continuously in service for the entire one year term to which the grant relates. If the non-employee director incurs a termination for any reason before the end of the term (before the annual meeting of stockholders following the grant), the awards are forfeited. Upon vesting, shares relating to restricted Common Stock awards are delivered to the director free of restriction; however, vested shares of Common Stock underlying DRSUs are

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

not delivered to the director until the date that the director leaves the Board. Values for these awards are based on the value of Common Stock on the grant date.

During the three months ended March 31, 2022, 287,893 shares of Common Stock with an aggregate grant date value of $15.4 vested under the Company's LTIP.

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding our prior earnings history including the forward losses previously recognized in the U.S., the Company recorded an incremental valuation allowance of $67.2 for the period ended March 31, 2022. As of March 31, 2022, the total net U.S. deferred tax asset before the valuation allowance was $364.5 and the total U.S. valuation allowance was $363.4. The net U.S. deferred tax asset after valuation allowances was $1.1. The change from December 31, 2021 is additional valuation allowance recognized on the deferred tax assets generated from the 2022 activity.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon cumulative losses generated in the U.K. Decreases in the valuation allowances recorded against U.K. deferred tax assets in the period ended March 31, 2022 were $10.4. This is comprised of ($0.6) related to OCI and $11.0 from continuing operations, including utilization of net operating losses (NOLs). As of March 31, 2022, the total net U.K. deferred tax asset before the valuation allowance was $236.6 and the total net U.K. valuation allowance was $230.2. The net U.K. deferred tax asset after valuation allowance was $6.4.

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
The 17.4% effective tax rate for the three months ended March 31, 2022 differs from the 1.0% effective tax rate for the same period of 2021 primarily due the release of valuation allowance on projected NOL utilization in the U.S. and U.K., state and research and development ("R&D") credits generated, net of valuation allowance, and nondeductible executive compensation. The 17.4% effective tax rate for the three months ended March 31, 2022 represents an income tax benefit given that the Company incurred a pre-tax loss. As the Company is reporting a pre-tax loss for the three months ended March 31, 2022, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefit.

As of March 31, 2022, the Company had deferred $16.5 of employer payroll taxes, as allowed by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is required to be deposited by December 2022. As of March 31,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

2022, the Company has recorded an estimated pre-tax employee retention credit of approximately $18.8 related to calendar year 2020. The Company is evaluating its eligibility to continue with the employee retention credit. In addition, as of March 31, 2022, the Company has fully paid $31.8 of VAT payments that were deferred under the United Kingdom deferral scheme.

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

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of March 31, 2022, no treasury shares have been reissued or retired. The number of treasury stock shares as of March 31, 2022 includes a minor adjustment related to the October 19, 2021 court ruling described in Note 20, Commitments, Contingencies and Guarantees for certain shares that were previously awarded to the Company’s former Chief Executive Officer that were not settled in stock per the terms of the ruling.

The total authorization amount remaining under the current share repurchase program is approximately $925.0. During the period ended March 31, 2022, the Company did not repurchase any shares of its Common Stock under this share repurchase program. Share repurchases are currently on hold. The Credit Agreement imposes restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31, 2022			April 1, 2021
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(52.8)	104.4	$(0.51)	$(171.6)	104.1	$(1.65)
Income allocated to participating securities	—	—		—	—
Net loss	$(52.8)			$(171.6)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(52.8)	104.4	$(0.51)	$(171.6)	104.1	$(1.65)

Included in the outstanding Common Stock were 0.5 million and 1.3 million of issued but unvested shares at March 31, 2022 and April 1, 2021, respectively, which are excluded from the basic Earnings Per Share ("EPS") calculation.

Common shares of 1.1 million and 1.3 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three months ended March 31, 2022 and April 1, 2021, as the effect would have been antidilutive. Additionally, diluted EPS for the three months ended March 31, 2022 and April 1, 2021 excludes 0.2 million and 0.2 million shares, respectively, that may be dilutive common shares in the future, but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	March 31, 2022	December 31, 2021
Pension	$26.5	$26.6
SERP/Retiree medical	11.7	12.1
Derivatives - foreign currency hedge	(4.4)	(2.0)
Foreign currency impact on long term intercompany loan	(13.4)	(12.2)
Currency translation adjustment	(61.7)	(48.2)
Total accumulated other comprehensive loss	$(41.3)	$(23.7)

Amortization or curtailment cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the Condensed Consolidated Statements of Operations was $0.6 and $0.6 for the three months ended March 31, 2022 and April 1, 2021, respectively.

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

The facts underlying the Consolidated Class Action and Derivative Actions relate to the accounting process compliance independent review (the “Accounting Review”) discussed in the Company’s January 30, 2020 press release and described under Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Review in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2019, and its resulting conclusions. The Company voluntarily reported to the SEC the determination that, with respect to the third quarter of 2019, the Company did not comply with its established accounting processes related to potential third quarter contingent liabilities received after the quarter-end. On March 24, 2020, the Staff of the SEC Enforcement Division informed the Company that it had determined to close its

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

inquiry without recommending any enforcement action against the Company. In addition, the facts underlying the Consolidated Class Action and Derivative Actions relate to the Company’s disclosures regarding the B737 MAX grounding and Spirit’s production rate (and related matters) after the grounding. On September 18, 2020, the Company and individual defendants filed a motion to dismiss the Consolidated Class Action. That motion was granted by the U.S. District Court on January 7, 2022, which denied leave to amend and dismissed the Consolidated Class Action with prejudice. On February 4, 2022, the plaintiffs in the Consolidated Class Action filed a Notice of Appeal to the Tenth Circuit Court of Appeals. The Derivative Actions remain stayed at this point in time. The Company and the individual defendants have denied, and continue to deny, the allegations in the Consolidated Class Action and the Derivative Actions.

On October 19, 2021, the U.S. District Court for the District of Kansas ruled in favor of the Company’s former Chief Executive Officer and awarded him $44.8 for benefits withheld in connection with a disputed violation of restrictive covenants in his retirement agreement. The Company has appealed this decision to the Tenth Circuit Court of Appeals. A liability for the full amount of the award, plus accrued interest, has been recognized in the Consolidated Balance Sheets as of December 31, 2021 and March 31, 2022.

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

The Company has evaluated and refined management’s original estimate of costs related to rework on the B787 aircraft, including a preliminary assessment related to rework on the forward section of the fuselage, for which the Company identified an additional fit and finish issue in the prior year. The Company continues to coordinate with Boeing to ensure that all necessary rework is performed. The Company cannot reasonably estimate the amount of any potential claims related to this issue at this time due to various reasons, including, among others: (i) that there is uncertainty that any such claim could be received, (ii) that there is uncertainty as to the outcome of any such claims, (iii) that there may be significant factual and/or commercial issues to be resolved, and (iv) that there may be novel legal issues presented.

Guarantees

Outstanding guarantees were $15.5 and $15.9 at March 31, 2022 and December 31, 2021, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Restricted Cash - Collateral Requirements

The Company was required to maintain $19.5 and $19.5 of restricted cash as of March 31, 2022 and December 31, 2021, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets.

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

Service and Product Warranties and Extraordinary Rework

Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are evaluated on a quarterly basis. These costs are accrued and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, Spirit considers other factors including the experience of other entities in the same business and management judgment, among others. Service warranty and extraordinary rework is reported in current liabilities and other liabilities on the Condensed Consolidated Balance Sheets.

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $2.3 as of March 31, 2022 and December 31, 2021. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however, the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $3.4 as of March 31, 2022 and December 31, 2021.

The following is a roll forward of the service warranty and extraordinary rework balance at March 31, 2022:

Balance, December 31, 2021	$71.3
Charges (release) to costs and expenses	(0.9)
Payouts	(0.5)
Exchange rate	(0.1)
Balance, March 31, 2022	$69.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

21.  Other (Expense) Income, Net

Other (expense) income, net is summarized as follows:

	For the Three Months Ended
	March 31, 2022	April 1, 2021
Kansas Development Finance Authority bond	$0.6	$0.9
Interest income	0.5	0.6
Foreign currency (losses) gains (1)	14.9	(8.9)
Foreign currency contract and interest rate swaps (losses) gains	0.7	(0.8)
Loss on sale of accounts receivable	(2.4)	(1.6)
Pension income	23.2	26.1
Other	0.2	(3.5)
Total	$37.7	$12.8

(1) Foreign currency gains and losses are due to the impact of movement in foreign currency exchange rates on long-term contractual rights/obligations, as well as cash and both trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.

22.  Segment Information

The Company operates in three principal segments: Commercial, Defense & Space and Aftermarket. Approximately 81% of the Company's net revenues for the three months ended March 31, 2022 came from the Company's two largest customers, Boeing and Airbus. Boeing represents a substantial portion of our revenues across segments. Airbus represents a substantial portion of revenues in the Commercial segment. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, and research and development.
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
The Company’s Commercial segment includes design and manufacturing of forward, mid and rear fuselage sections and systems, struts/pylons, nacelles (including thrust reversers) and related engine structural components, wings and wing components (including flight control surfaces), as well as other miscellaneous structural parts for large commercial aircraft and/or business/regional jets. Sales from this segment are primarily to the aircraft OEMs or engine OEMs of large commercial aircraft and/or business/regional jet programs. Approximately 59% and 56% of Commercial segment net revenues came from the Company's contracts with Boeing for the three months ended March 31, 2022, and April 1, 2021, respectively. Approximately 32% and 33% of Commercial segment net revenues came from the Company's contracts with Airbus for the three months ended March 31, 2022, and April 1, 2021, respectively. The Commercial segment manufactures products at the Company's facilities in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia.  The Commercial segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.
The Company's Defense & Space segment includes design and manufacturing of fuselage, strut, nacelle, and wing aerostructures (primarily) for U.S. Government defense programs, including Boeing P-8, C40, and KC-46 Tanker, which are commercial aircraft that are modified for military use. The segment also includes fabrication, bonding, assembly, testing

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

tooling, processing, engineering analysis, and training on fixed wing aircraft aerostructures, missiles and hypersonics work, including solid rocket motor throats and nozzles and re-entry vehicle thermal protections systems, forward cockpit and cabin, and fuselage work on rotorcraft aerostructures. Sales from this segment are primarily to the prime contractors on various U.S. Government defense program contracts for which the Company is a sub-contractor. A significant portion of the Company's Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. Approximately 36% and 35% of Defense & Space segment net revenues came from the Company's contracts with an individual customer for the three months ended March 31, 2022, and April 1, 2021, respectively. In addition, a customer accounted for approximately 40% and 42% of Defense & Space segment net revenues for the three months ended March 31, 2022, and April 1, 2021, respectively. The Defense & Space segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Biddeford, ME; Belfast, Northern Ireland; and Prestwick, Scotland.

The Company's Aftermarket segment includes design, manufacturing, and marketing of spare parts and MRO services, repairs for flight control surfaces and nacelles, radome repairs, rotable assets, engineering services, advanced composite repair, and other repair and overhaul (MRO) services. Approximately 46% and 47% of Aftermarket segment net revenues came from the Company's contracts with a single customer for the three months ended March 31, 2022, and April 1, 2021, respectively. The Aftermarket segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Kinston, North Carolina; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; and Belfast, Northern Ireland.
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

The following table shows segment revenues and operating loss for the three months ended March 31, 2022 and April 1, 2021:

	Three Months Ended
	March 31, 2022	April 1, 2021
Segment Revenues
Commercial	$938.4	$696.1
Defense & Space	158.5	153.4
Aftermarket	77.8	51.3
	$1,174.7	$900.8
Segment Operating Income (Loss)
Commercial(1)	$(3.4)	$(82.9)
Defense & Space(2)	20.0	12.0
Aftermarket(3)	18.0	10.8
	$34.6	$(60.1)
SG&A	(64.5)	(57.6)
Research and development	(12.3)	(8.2)
Total operating loss	$(42.2)	$(125.9)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

(1) The three months ended March 31, 2022 includes excess capacity production costs of $46.8 related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $9.5 for temporary workforce adjustments as a result of COVID-19 production pause net of U.S. employee retention credit and U.K. government subsidies, and net ($25.5) of restructuring costs and other costs, including partial offset related to the Aviation Manufacturing Jobs Protection Program grant (AMJP) of ($28.4). The three months ended April 1, 2021 includes excess capacity cost of $63.1 related to the B737 MAX production schedule adjustment that began on January 1, 2020, $2.1 of temporary workforce adjustment costs as a result of the COVID-19 pandemic net of U.S. employee retention credit and U.K government subsidies, $1.1 of restructuring costs, and other costs, including partial offset related to AMJP, of $0.0.
(2) The three months ended March 31, 2022 includes excess capacity production costs of $3.0 related to the temporary B737 production schedule changes, $0.0 of restructuring costs, and partial offset related to AMJP, of ($2.3). The three months ended April 1, 2021 includes excess capacity cost of $4.5 related to the B737 production schedule adjustment, $0.9 of restructuring costs, and other costs, including partial offset related to AMJP, of $0.0.
(3) The three months ended March 31, 2022 includes $0.0 of restructuring costs, and partial offset related to AMJP, of ($1.9). The three months ended April 1, 2021 includes $0.1 of restructuring costs, and partial offset related to AMJP, of $0.0.

23.  Restructuring Costs

The Company's results of operations for both the three months ended March 31, 2022 and the three months ended April 1, 2021 include restructuring costs related to actions the Company has taken to align costs to updated production levels that have been directed by the Company's customers (restructuring activity). Largely beginning in the first quarter of 2020, the Company's customers, including Boeing and Airbus, significantly reduced their overall production rates as a result of the COVID-19 pandemic and, in the case of Boeing, the B737 MAX grounding. The restructuring activity materially affected the scope of operations and manner in which business is conducted by the Company compared to periods prior to the restructuring activities.
Restructuring costs are presented separately as a component of operating loss on the Condensed Consolidated Statements of Operations. The total restructuring costs for the three months ended March 31, 2022 were $0.2. The total restructuring cost for the three months ended March 31, 2022, is recorded in the accrued expenses line item on the Condensed Consolidated Balance Sheets as of March 31, 2022, and is included in segment operating margins for the Commercial Segment.
For the three months ended April 1, 2021, total restructuring costs of $2.1 were comprised largely of costs related to the closure of our McAlester, Oklahoma and San Antonio, Texas production facilities during the period. The total amount for the period ended April 1, 2021 for each segment was $1.1 for the Commercial Segment, $0.9 for the Defense & Space Segment, and $0.1 for the Aftermarket Segment.

24.  Subsequent Events

On April 8, 2022 the Company signed a deed of release related to the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. The repayable investment obligation, which was denominated in GBP, was acquired with the Company’s acquisition of select assets of Bombardier aerostructures and aftermarket services businesses on October 30, 2020, and is included on the Company’s Condensed Consolidated Balance Sheets for the periods ended March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, respectively, $21.3 and $41.7 of the liability was recorded to other current liabilities and $292.3 and $301.9 was recorded to Other non-current liabilities on the Condensed Consolidated Balance Sheets. The repayable investment agreement valuation in the March 31, 2022 and December 31, 2021 Condensed Consolidated Balance Sheets considers significant estimates and assumptions including periodically reassessed future sales projections and growth rates. In January 2022, the Company made repayments amounting to $25.6 million to the UK’s Department for Business Energy and Industrial Strategy for units sold, including interest, in respect to the agreement. The deed of release settled the outstanding repayment obligation in exchange for a payment of $291.4. Cash payment of the settlement amount occurred on April 14, 2022. The impact of the agreement and subsequent settlement payment will be recorded in the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows for the period ended June 30, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates or requires, as used in this Quarterly Report on Form 10-Q (this "Quarterly Report"), references to “we,” “us,” “our,” and the “Company” refer to Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries. References to “Spirit” refer only to our subsidiary, Spirit AeroSystems, Inc., and references to “Spirit Holdings” or “Holdings” refer only to Spirit AeroSystems Holdings, Inc.

COVID-19

As pandemic conditions generally continued to improve during the three months ended March 31, 2022, the COVID-19 pandemic continued to have a significant negative impact on the aviation industry, our customers, and our business globally. Due to the uncertain nature of current conditions around the world, and the capability of conditions to evolve rapidly, we are unable to predict accurately the impact that COVID-19 will have on our business going forward, including for the reasons stated in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K"). Our expectation is that our business operations will not improve until our customers are willing to produce aircraft at sufficient levels, which is dependent upon the public's willingness to use aircraft travel, sufficient OEM orders (without suspension) from airlines and the financial resources of airlines, other companies and individuals.

Global Economic Events

Global economic conditions may impact our results of operations. Russia’s February 2022 invasion of Ukraine, the resultant sanctions and other measures imposed by the U.S. and other governments, and other related impacts have resulted in economic and political uncertainty and risks. The amount of our revenue and costs from business connected with Russia is not material to our financial condition, however, a significant expansion of economic disruption or escalation of the conflict could have a material adverse effect on orders from our customers and/or our results of operations. Energy, freight, raw material and other costs have been impacted by, and may continue to be impacted by, the conflict. Our associated estimates of such costs, where applicable, use the most recent information available. We continue to monitor and evaluate related risks and uncertainties, including the items discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. On November 18, 2020, the FAA issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes to be made before the aircraft returned to service. Boeing's deliveries of the B737 MAX resumed in the fourth quarter of 2020. Since November 2020, regulators from Brazil, Canada, the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service. The Civil Aviation Administration of China, which is the most significant country remaining to allow the B737 MAX to return to service, issued an airworthiness directive in December 2021, directing corrective actions necessary to allow for return to service. During the three months ended March 31, 2022, Boeing continued to announce orders for the B737 MAX, and air carriers generally continued resuming flights on the aircraft.

We expect that ongoing demand challenges from the B737 MAX grounding will continue to be exacerbated by the COVID-19 pandemic because other programs that mitigate the strain of the lower B737 MAX production rate have continued to be suspended or are producing at lower rates. We expect air travel demand will continue to improve from 2021 levels as COVID-19 vaccinations are administered globally. The overall pace of any recovery of air travel demand will depend on availability, speed and acceptance of vaccinations, the speed of continued COVID-19 mutations, effectiveness of vaccines on new strains of the COVID-19 virus, government travel restrictions and availability and speed of test results. We expect that domestic air travel demand will continue to improve in the near term with international air travel demand continuing to lag behind. As a result, we expect that the B737 MAX and other narrowbody production rates will recover to pre-pandemic levels before widebody production rates. For additional information, see the “Risk Factors” section of our 2021 Form 10-K.

B787 Program

In the year ended December 31, 2020, production rate decreases from our customer on the B787 program resulted in incremental forward loss charges of $192.5 million. During the year ended December 31, 2021, the combination of further production rate decreases from our customer and estimated costs of rework and engineering changes resulted in incremental forward loss charges of $153.5 million. For the three months ended March 31, 2022, our estimates for further production rate decreases and costs of rework drove additional forward losses of $13.4 million on the program. Changes to the scope of quality issues and any associated rework may increase or decrease the total estimated loss provision. Additionally, production rate changes, changes in cost assessments, or claims could result in additional incremental forward loss charges. See also Note 20, Commitments, Contingencies and Guarantees.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended
	March 31, 2022	April 1, 2021
	($ in millions)
Revenue	$1,174.7	$900.8
Cost of sales	1,139.9	958.8
Gross profit (loss)	34.8	(58.0)
Selling, general and administrative	64.5	57.6
Restructuring costs	0.2	2.1
Research and development	12.3	8.2
Operating loss	(42.2)	(125.9)
Interest expense and financing fee amortization	(58.9)	(59.8)
Other income, net	37.7	12.8
Loss before income taxes and equity in net loss of affiliate	(63.4)	(172.9)
Income tax benefit	11.0	1.7
Loss before equity in net loss of affiliate	(52.4)	(171.2)
Equity in net loss of affiliate	(0.4)	(0.4)
Net loss	$(52.8)	$(171.6)

Comparative shipset deliveries by model were as follows:

	Three Months Ended
Model	March 31, 2022	April 1, 2021
B737	60	29
B747	1	1
B767	8	10
B777	5	5
B787	3	15
Total Boeing	77	60
A220	18	12	(1)
A320 Family	155	130
A330	6	5
A350	15	12
Total Airbus	194	159
Total Business and Regional Jets	50	43	(2)
Total	321	262

(1) Beginning in 2022, A220 deliveries reflect the number of wing end item deliveries instead of pylon end item deliveries, as previously reported. A220 deliveries for the three months ended April 1, 2021 have been updated to reflect wing units.
(2) April 1, 2021 number for business and regional jets incorporates changes resulting from alignment of shipset reporting from acquired businesses.

For purposes of measuring production or shipset deliveries for Boeing aircraft in a given period, the term “shipset” refers to sets of structural fuselage components produced or delivered for one aircraft in such period. For purposes of measuring production or shipset deliveries for Airbus A220 aircraft in a given period, the term “shipset” refers to sets of structural wing components produced or delivered for one aircraft in such period. For purposes of measuring production or shipset deliveries for all other Airbus and Business/Regional Jet aircraft in a given period, the term “shipset” refers to all structural aircraft components produced or delivered for one aircraft in such period. Other components that are part of the same aircraft shipsets could be produced or shipped in earlier or later accounting periods than the components used to measure production or shipset deliveries, which may result in slight variations in production or delivery quantities of the various shipset components in any given period.

Net revenues by prime customer were as follows:

	Three Months Ended
Prime Customer	March 31, 2022	April 1, 2021
	($ in millions)
Boeing	$647.2	$467.9
Airbus	303.9	231.6
Other	223.6	201.3
Total net revenues	$1,174.7	$900.8

Changes in Estimates

During the first quarter of 2022, we recognized unfavorable changes in estimates of $50.0 million, which included net forward charges of $23.8 million, and unfavorable cumulative catch-up adjustments of $26.2 million. The unfavorable cumulative catch-up adjustments were driven by increased estimates for supply chain, raw material, and other costs on the Boeing B737 MAX program. The forward losses in the first quarter relate primarily to the estimated impact of further production rate decreases and costs of rework on the Boeing B787 program, and increased costs of quality and production rate decreases on the A350 program.

During the same period in the prior year, we recognized total unfavorable changes in estimates of $78.2 million, which included net forward loss charges of $72.4 million related to B787, B767, and A350 programs, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2021 of $5.8 million.

Three Months Ended March 31, 2022 as Compared to Three Months Ended April 1, 2021

Revenue.  Net revenue for the three months ended March 31, 2022 was $1,174.7 million, an increase of $273.9 million, or 30.4%, compared to net revenue of $900.8 million for the same period in the prior year. The increase in revenue was primarily driven by increased production on the Boeing B737 MAX program. The increase also includes increased production versus prior year on Airbus A320 program, greater A220 wing revenue than prior year, and greater Aftermarket revenue, partially offset by lower unit deliveries in the current year on the Boeing 787 program. Approximately 81% and 78% of Spirit’s net revenues for the first quarter of 2022 and 2021, respectively, came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing increased to 77 shipsets during the first quarter of 2022, compared to 60 shipsets delivered in the same period of the prior year, driven by increased B737 MAX deliveries, and partially offset by lower B787 deliveries. Total production deliveries to Airbus increased to 194 shipsets during the first quarter of 2022, compared to 159 shipsets delivered in the same period of the prior year, primarily driven by increases to A320 program production. Production deliveries for business/regional jet program components increased to 50 shipsets during the first quarter of 2022, compared to 43 shipsets delivered in the same period of the prior year. In total, production deliveries increased to 321 shipsets during the first quarter of 2022, compared to 262 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit.  Gross Profit was $34.8 million for the three months ended March 31, 2022, compared to Gross Loss of ($58.0) million for the same period in the prior year. The $92.8 million increase in Gross Profit reflects increased production volume on the B737 MAX program, relatively lower forward loss charges on the B787 and A350 programs as compared to the prior year period, and excess capacity costs that were lower than the first quarter of 2021. The increase in Gross Profit over the prior year also includes the impact of recognition of $32.6 million of the Aviation Manufacturing Jobs Protection Program award in the current quarter, which was awarded in the second half of 2021 and is amortized as a reduction to costs of sales through the applicable production period that includes the period ended March 31, 2022. Excess capacity production costs were driven by temporary production schedule changes on B737 MAX, A220 and A320 programs. In the first quarter of 2022, we recognized $49.8 million of excess capacity production costs and $9.5 million of net costs for temporary workforce adjustments as a result of COVID-19, compared to prior year excess capacity cost of $67.6 million and abnormal costs related to temporary workforce adjustments of $2.1 million. In the first quarter of 2022, we recognized $26.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2022, and $23.8 million of net forward loss charges, noted above. In the first quarter of 2021 we recorded $5.8 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2021, and $72.4 million of net forward loss charges.

SG&A and Research and Development.  Increased labor and administrative activity, relative to the prior year period, for the three months ended March 31, 2022, drove SG&A expense $6.9 million higher compared to the same period in the prior year. Research and development expense was $4.1 million higher for the three months ended March 31, 2022, compared to the same period in the prior year.

Restructuring Costs. Restructuring costs for cost-alignment and headcount reductions as a result of B737 MAX grounding and COVID-19 impacts decreased $1.9 million for the three months ended March 31, 2022, compared to the same period in the prior year. The variance reflects the relatively higher cost-alignment and headcount reduction activity seen in the prior year period.

Operating (Loss) Income.  Operating loss for the three months ended March 31, 2022 was ($42.2) million, an improvement of $83.7 million, compared to operating loss of ($125.9) million for the same period in the prior year. The improvement largely reflects the increased gross profit on sales and partially offsetting increases to SG&A costs and research and development costs mentioned above.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended March 31, 2022 of $58.9 million was comparable to the $59.8 million amount for the same period in the prior year. The three months ended March 31, 2022 includes $48.1 million of interest and fees paid or accrued in connection with long-term debt and $1.9 million in amortization of deferred financing costs and original issue discount, compared to $48.6 million of interest and fees paid or accrued in connection with long-term debt and $2.4 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. The remaining expense for each period is driven by other miscellaneous interest expense, including interest expense recognized on the repayable investment agreement with the Department for Business, Energy and Industrial Strategy of the Government of the United Kingdom. See also Note 24, Subsequent Events.

Other (Expense) Income, net. Other income, net for the three months ended March 31, 2022 was $37.7 million, compared to income of $12.8 million for the same period in the prior year. The increase in other income primarily reflects a net foreign currency exchange gain of $14.9 million in the current period, versus a loss of ($8.9) million in the same period of the prior year.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of March 31, 2022. The net valuation allowance was increased by $67.2 million in the U.S. and decreased by $10.4 million in the UK for the three months ended March 31, 2022.

The income tax benefit for the three months ended March 31, 2022 includes $5.9 million for federal taxes, ($6.5) million for state taxes and ($10.4) million for foreign taxes. The income tax benefit for the three months ended April 1, 2021 includes $1.2 million for federal taxes, ($1.3) million for state taxes and ($1.6) million for foreign taxes. The effective tax rate for the three months ended March 31, 2022 was 17.4% as compared to 1.0% for the same period in the prior year. As we are reporting a pre-tax loss for the three months ended March 31, 2022, increases to tax expense result in a decrease to our effective tax rate and decreases to tax expense result in an increase to our effective tax rate.

The increase from the U.S. statutory tax rate (resulting in incremental tax benefit given the loss) is attributable primarily to the release of valuation allowance on projected net operating loss (NOL) utilization in the U.S. and U.K., state and R&D credits generated, net of valuation allowance, and nondeductible executive compensation.

Segments.  The following table shows segment revenues and operating income for the three months ended March 31, 2022 and April 1, 2021:

	Three Months Ended
	March 31, 2022	April 1, 2021
	($ in millions)
Segment Revenues
Commercial	$938.4	$696.1
Defense & Space	158.5	153.4
Aftermarket	77.8	51.3
	$1,174.7	$900.8
Segment Operating Income (Loss)
Commercial	$(3.4)	$(82.9)
Defense & Space	20.0	12.0
Aftermarket	18.0	10.8
	34.6	(60.1)
SG&A	(64.5)	(57.6)
Research and development	(12.3)	(8.2)
Total operating loss	$(42.2)	$(125.9)

Commercial segment, Defense & Space segment, and Aftermarket segment represented approximately 80%, 13%, and 7%, respectively, of our net revenues for the three months ended March 31, 2022 and approximately 77%, 17%, and 6% respectively, of our net revenues for the three months ended April 1, 2021.

Commercial segment.  Commercial segment net revenues for the three months ended March 31, 2022 were $938.4 million, an increase of $242.3 million, or 35%, compared to the same period in the prior year. The increase in revenues was primarily due to increased production on the Boeing B737 MAX program, and also includes increased production versus prior year on Airbus A320 program and greater A220 wing revenue than prior year, partially offset by lower unit deliveries in the current year on the Boeing 787 program. Commercial segment operating margins were (0.4%) for the three months ended March 31, 2022, compared to (12%) for the same period in the prior year. The improved loss was primarily driven by increased production volume on the B737 MAX program, noted above, relatively lower forward loss charges on the B787 and A350 programs as compared to the prior year period, excess capacity costs that were lower than the first quarter of 2021, and the impact of recognition of the Aviation Manufacturing Jobs Protection Program award in the current quarter, partially offset by increased costs in the current quarter on the A220 program. For the three months ended March 31, 2022, the Commercial segment includes $46.8 million of excess capacity production costs, $9.5 million of net temporary workforce adjustments as a result of COVID-19, and $(25.5) million, net, of restructuring and other costs, including partial offset related to the Aviation Manufacturing Jobs Protection Program grant of ($28.4) million. Comparatively, the same period in the prior year included excess capacity costs of $63.1 million, temporary workforce reductions of $2.1 million due to COVID-19 related production suspensions, and restructuring costs of $1.1 million. In the first quarter of 2022, the segment recorded unfavorable cumulative catch-up adjustments of $26.4 million and net forward loss charges of $25.8 million. The unfavorable cumulative catch-up adjustments were driven by increased estimates for supply chain, raw material, and other costs on the Boeing B737 MAX program. The forward losses in the first quarter relate primarily to the estimated impact of further production rate decreases and costs of rework on the Boeing B787 program and increased costs of quality on the A350 program. In comparison, during the first quarter of 2021, the segment recorded unfavorable cumulative catch-up adjustments of $7.6 million and net forward loss charges of $67.6 million.

Defense & Space segment.  Defense & Space segment net revenues for the three months ended March 31, 2022 were $158.5 million, an increase of $5.1 million, or 3%, compared to the same period in the prior year. The increase was primarily due to increased production on the Boeing B737 program, the contracts for which include units produced for the Boeing P-8 program that are accounted for in the Defense & Space segment. Defense & Space segment operating margins were 13% for the three months ended March 31, 2022, compared to 8% for the same period in the prior year, driven largely by lower restructuring costs and excess capacity production costs and favorable differences to forward loss charges, primarily on the Boeing B767 program, compared to the prior year. Margins for the three months ended March 31, 2022 include partial cost of sales offset related to the Aviation Manufacturing Jobs Protection Program grant of $2.3 million. The Defense & Space segment includes $3.0 million of excess capacity production costs for the three months ended March 31, 2022, compared with excess capacity costs of $4.5 million, and restructuring costs of $0.9 million for the same period in the prior year. The segment recorded favorable cumulative catch-up adjustments of $0.2 million and favorable net forward loss adjustments of $2.0 million for the three months ended March 31, 2022. In comparison, during the same period of the prior year, the segment recorded favorable cumulative catch-up adjustments of $1.8 million and net forward loss charges of $4.8 million.

Aftermarket segment.  Aftermarket segment net revenues for the three months ended March 31, 2022 were $77.8 million, an increase of $26.5 million, or 52%, compared to the same period in the prior year. The increase was primarily due to higher spare part sales and maintenance, repair and overhaul (MRO) activity compared to the same period in the prior year. Aftermarket segment operating margins were 23% for the three months ended March 31, 2022, compared to 21% for the same period in the prior year. The increase in margin was primarily driven by sales mix differences and $1.9 million recognition of the Aviation Manufacturing Jobs Protection Program grant in the current period as an offset to costs of sales. For the three months ended March 31, 2022 the Aftermarket segment includes $0.0 million of restructuring costs, compared with restructuring costs of $0.1 million for the same period in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows from continuing operations. Our operating cash flows from continuing operations have been adversely impacted by the B737 MAX grounding and the COVID-19 pandemic (and resulting production rate changes associated with both events) and we expect that adverse impact to continue for the remainder of 2022 and beyond. For purposes of assessing our liquidity needs in this section, we have assumed that Boeing would not further reduce the B737 MAX production rate and that other customers generally would not further reduce their production rates.

As of March 31, 2022, our debt balance was $3,783.1 million, and we had $1,151.8 million of cash and cash equivalents on the Condensed Consolidated Balance Sheet, which reflects a decrease of $326.8 million from the cash and cash equivalents balance of $1,478.6 million as of December 31, 2021.

In connection with the Company’s acquisition of select assets of Bombardier aerostructures and aftermarket services businesses on October 30, 2020, the Company acquired certain liabilities as previously disclosed including financial payment obligations under a repayable investment agreement with the U.K.'s Department for Business, Energy and Industrial Strategy. The repayable investment agreement liabilities are payable in British pound sterling. As of March 31, 2022 and December 31, 2021, respectively, $21.3 million and $41.7 million of the liability was recorded to other current liabilities and $292.3 million and $301.9 million was recorded to Other non-current liabilities on the Condensed Consolidated Balance Sheet. Subsequent to March 31, 2022, the Company settled the outstanding repayment obligation. See Note 24, Subsequent Events.

During the year ended December 31, 2021, the Department of Transportation approved our grant claim of $75.5 million filed under the Aviation Manufacturing Jobs Protection Program, a component of the American Rescue Plan Act of 2021. As of March 31, 2022, we have received $51.5 million of the total amount approved of $75.5 million. The remaining balance of $24 million is included in accounts receivable on the Condensed Consolidated Balance Sheet as of March 31, 2022. See also Note 5, Accounts Receivable and Allowance for Credit Losses.

We have agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third-party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with us, and they continue to allow us to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s, Airbus’s, and Rolls-Royce's financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing, Airbus, or Rolls-Royce due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues, which could have an adverse impact upon our operating results, financial condition and cash flows. For the three months ended March 31, 2022, $616.4 million of accounts receivable were sold via these arrangements.

Based on current operating trends, we believe our cash on hand and cash flows generated from operations, together with other potential sources of liquidity and our ability to vary our cost structure quickly, will provide sufficient liquidity for the next twelve months and for the foreseeable future beyond the next twelve months. Nevertheless, we could experience significant fluctuations in our cash flows from period to period, particularly during the current aviation industry crisis. We use our cash for many activities, including operations, M&A integration activities, capital expenditures, debt service, and working capital. While we may be able to modify, defer or eliminate some of these uses to manage our cash consumption, other uses are relatively fixed and are difficult to modify in the short-term. As of March 31, 2022, we were in compliance with all applicable covenants in the agreements governing our indebtedness.

Cash Flows

The following table provides a summary of our cash flows for the three months ended March 31, 2022 and April 1, 2021:

	For the Three Months Ended
	March 31, 2022	April 1, 2021
	($ in millions)
Net cash used in operating activities	$(270.2)	$(170.2)
Net cash used in investing activities	(27.7)	(26.4)
Net cash used in financing activities	(28.1)	(316.4)
Effect of exchange rate change on cash and cash equivalents	(0.8)	(1.0)
Net decrease in cash, cash equivalents and restricted cash for the period	(326.8)	(514.0)
Cash, cash equivalents, and restricted cash beginning of period	1,498.4	1,893.1
Cash, cash equivalents, and restricted cash, end of period	$1,171.6	$1,379.1

 Three Months Ended March 31, 2022 as Compared to Three Months Ended April 1, 2021

Operating Activities. For the three months ended March 31, 2022, we had a net cash outflow of $270.2 million from operating activities, an increase in net outflow of $100 million compared to a net cash outflow of $170.2 million for the same period in the prior year. The increase in net cash outflow primarily represents working capital growth associated with increased production activities as compared to the prior period and also includes the cash repayment of $30.7 million of the advance payment received from Boeing for the B737 program. See also Note 12, Advance Payments.

Investing Activities. For the three months ended March 31, 2022, the net cash outflow of $27.7 million for investing activities was comparable to the net cash outflow of the same period in the prior year of $26.4 million. The cash outflows for investing activities in both periods was driven by capital expenditures.

Financing Activities. For the three months ended March 31, 2022, we had a net cash outflow of $28.1 million for financing activities, a decrease in outflow of $288.3 million, compared to a net cash outflow of $316.4 million for the same period in the prior year. The decreased cash outflow was primarily driven by redemption of the $300 million principal amount of Floating Rate Notes within the prior year period. Cash outflows for the three months ended March 31, 2022 also includes $11.0 million related to a payment made during the period on the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. During both the three month periods ended March 31, 2022 and April 1, 2021, we paid a dividend of $1.1 million to our stockholders of record. There were no repurchases of Common Stock under our share repurchase program during either the three months ended March 31, 2022 or April 1, 2021.

Pension and Other Post-Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at March 31, 2022. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16, Pension and Other Post-Retirement Benefits, for more information on the Company’s pension plans. The Company's expected contributions and benefit payments have not significantly changed from those detailed in the 2021 Form 10-K. The Shorts’ Pension is in a deficit position and there is a risk that additional contributions will be required to fund the deficit from the trustees or the U.K. Pension Regulator as described under Part I, Item 1A. "Risk Factors" of our 2021 Form 10-K.

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into a series of currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling at our operations located in Belfast, Northern Ireland. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through December 2022. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The loss recognized in AOCI was $3.9 million for the three months ended March 31, 2022. Within the next 12 months, the Company expects to recognize a loss of $4.4 million in earnings related to the foreign currency forward contracts. As of March 31, 2022, the maximum term of the hedged forecasted transaction was 9 months.

Derivatives Not Accounted for as Hedges

During the three months ended March 31, 2022, the Company entered into foreign currency forward contracts in the amount of $291.5 to minimize the risk of currency exchange rate movements on the Company's planned settlement of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. During the three month period ended March 31, 2022, these foreign currency forward contracts were settled and new contracts were entered into in the amount of $293.7. The Company has not designated these forward contracts as hedges nor applied hedge accounting to the forward contracts. For the three months ended March 31, 2022, the Company recorded a net gain of $2.2 to other income on the Condensed Consolidated Statements of Operations related to the foreign currency forward contracts.

Debt and Other Financing Arrangements

As of March 31, 2022, the outstanding balance of the senior secured Term Loan B Credit Agreement was $597.0 million and the carrying value was $594.0 million.

The outstanding balance of the 2023 Notes and 2028 Notes was $300.0 million, and $700.0 million as of March 31, 2022, respectively. The carrying value of the 2023 Notes and 2028 Notes was $299.4 million, and $695.4 million as of March 31, 2022, respectively.

As of March 31, 2022, the outstanding balance of the Second Lien 2025 Notes, First Lien 2025 Notes, and 2026 Notes was $1,200.0 million, $500.0 million, and $300.0 million, respectively, and the carrying value was $1,188.4 million, $495.6 million, and $298.5 million.

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

All of the existing guarantees by the Company and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of the Company and Spirit NC (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of March 31, 2022, indebtedness of our non-guarantor subsidiaries included $157.2 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $19.7 million of finance leases of our non-guarantor subsidiaries.

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

Summarized Statements of Income	Three Months Ended March 31, 2022
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$852.3	$—
Net Sales to Non-Guarantor Subsidiaries	7.8	7.6
Gross profit on sales to unrelated parties	33.0	—
Gross loss on sales to Non-Guarantor Subsidiaries	(0.3)	(0.6)
Loss from continuing operations	(69.1)	(2.4)
Net loss	$(69.1)	$(2.4)

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,023.2	$1,291.2	$—	$—
Receivables due from Non-Guarantor Subsidiaries	59.2	51.7	17.1	19.1
Receivables due from unrelated parties	306.3	262.3	—	—
Contract Assets	437.8	400.5	—	—
Inventory, Net	814.6	804.9	129.0	139.0
Other current assets	1.0	—	—	—
Total current assets	$2,642.1	$2,810.6	$146.1	$158.1
Loan receivable from Non-Guarantor Subsidiaries	157.2	107.2	—	—
Property, plant and equipment, net	1,555.5	1,591.2	233.2	242.6
Pension assets, net	504.5	505.9	—	—
Other non-current assets	310.2	313.3	5.6	5.8
Total non-current assets	$2,527.4	$2,517.6	$238.8	$248.4
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$94.5	$86.3	$15.2	$10.5
Accounts payable to unrelated parties	516.7	516.3	21.1	22.3
Accrued expenses	296.3	279.5	1.0	0.6
Current portion of long-term debt	42.7	42.9	1.1	1.1
Other current liabilities	384.9	487.9	0.6	0.6
Total current liabilities	$1,335.1	$1,412.9	$39.0	$35.1
Long-term debt	3,714.4	3,721.5	5.2	5.5
Contract liabilities, long-term	284.8	289.1	—	—
Forward loss provision, long-term	249.1	283.0	—	—
Other non-current liabilities	542.0	565.9	5.1	5.2
Total non-current liabilities	$4,790.3	$4,859.5	$10.3	$10.7

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

The balance of payables to suppliers who elected to participate in supply chain financing program that is included in our accounts payable balance as of March 31, 2022 was $72.3 million. The balance as of April 1, 2021 was $41.8 million. Payables to suppliers who elected to participate in the supply chain financing program increased by $13.4 million for the three months ended March 31, 2022 and decreased by $11.6 million for the same period in the prior year. The changes for both periods were primarily due to changes in purchases from suppliers related to production during the applicable periods and not due to any changes in the availability of supply chain financing.

Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of March 31, 2022, the amount of advance payments received from Boeing under the B787 Supply Agreement and not yet repaid was approximately $212 million.

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, Spirit and Boeing entered into a Memorandum of Agreement on April 12, 2019 (the "2019 MOA"), which included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123 million, which was received during the third quarter of 2019. The parties entered into another memorandum of agreement on February 6, 2020 (the "2020 MOA"), which extended the repayment date of the $123 million advance received by Spirit under the 2019 MOA to 2022. The 2020 MOA also required Boeing to pay $225 million to Spirit in the first quarter of 2020, consisting of (i) $70 million in support of Spirit’s inventory and production stabilization, of which $10 million was repaid by Spirit in 2021, and (ii) $155 million as an incremental pre-payment for costs and shipset deliveries over the next two years. On February 9, 2021, Spirit signed a letter of agreement for Boeing to pay $38.5 million to Spirit in the first quarter of 2021, which consisted of (i) $68.5 million as additional pre-payment for the costs and shipset deliveries less the (ii) ($30) million credit owed to Boeing for rate-based pricing premium. As of March 31, 2022, the amount of advance payments received from Boeing and not yet repaid was $92.3 million.

Other. The Advance payments, short-term line item on the Condensed Consolidated Balance Sheet for the period ended March 31, 2022 includes $18.9 million related to payment received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

You should read the discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"). The section may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

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
•demand for our products and services and the general effect of economic or geopolitical conditions (including Russia’s invasion of Ukraine and the resultant sanctions being imposed in response to the conflict), or other events, such as pandemics, in the industries and markets in which we operate in the U.S. and globally;
•the timing and conditions surrounding the full worldwide return to service (including receiving the remaining regulatory approvals) of the B737 MAX, future demand for the aircraft, and any residual impacts of the B737 MAX grounding on production rates for the aircraft;
•our reliance on The Boeing Company (“Boeing”) and Airbus Group SE and its affiliates (collectively, “Airbus”) for a significant portion of our revenues;
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
•our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components, including increases in energy, freight, and other raw material costs as a result of the sanctions being imposed in response to Russia’s invasion of Ukraine;
•our ability and our suppliers’ ability to meet stringent delivery (including quality and timeliness) standards and accommodate changes in the build rates of aircraft, including the ability to staff appropriately for anticipated production volume increases;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K which could materially affect our business, financial condition or results of operations. There have been no material changes in the Company’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s 2021 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2021 Form 10-K is included in Note 20, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our 2021 Form 10-K includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchases during the three months ended March 31, 2022 of our Common Stock that is registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

January 1, 2022 - February 3, 2022	763	$47.05	—	$925.0
February 4, 2022 - March 3, 2022	66,224	$49.69	—	$925.0
March 4, 2022 - March 31, 2022	44,887	$43.67	—	$925.0
Total	111,874	$47.43	—	$925.0

(1) 111,874 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards and restricted stock units under the Omnibus Plan. No purchases were made under our Board-approved share repurchase program.

(2) The total authorization amount remaining under the Board-approved share repurchase program is $925.0 million. Share repurchases are currently on hold. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

Item 6.  Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents

10.1†	Employment Agreement, dated September 12, 2013, between Spirit AeroSystems, Inc. and Kevin Matthies	*

10.2	Amendment 5, dated January 30, 2022, to General Terms Agreement BCA-65530-0016 between The Boeing Company and Spirit Aerosystems, Inc.	*

10.3††	Amendment 36 to Special Business Provisions (SBP) BCA-MS-65530-0019, dated February 9, 2022, by and between Spirit AeroSystems, Inc. and The Boeing Company	*

10.4††	Amendment 49 to Special Business Provisions (SBP) MS-65530-0016 between the Boeing Company and Spirit AeroSystems, Inc.	*

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensation plan or arrangement.

††	Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	May 4, 2022
Mark J. Suchinski	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon Ward	Vice President, Corporate Controller	May 4, 2022
Damon Ward	(Principal Accounting Officer)