Form 10-Q
period 2022-09-29
Spirit AeroSystems Holdings, Inc.
filed 2022-11-03
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 29, 2022
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 20, 2022, the registrant had 105,253,573 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
	($ in millions, except per share data)
Revenue	$1,276.9	$980.0	$3,709.5	$2,882.9
Operating costs and expenses
Cost of sales	1,194.0	1,036.2	3,611.4	3,009.4
Selling, general and administrative	69.1	86.8	203.8	211.3
Restructuring costs	—	0.8	0.2	8.1
Research and development	9.3	12.8	36.5	34.3
Total operating costs and expenses	1,272.4	1,136.6	3,851.9	3,263.1
Operating income (loss)	4.5	(156.6)	(142.4)	(380.2)
Interest expense and financing fee amortization	(56.8)	(58.8)	(170.8)	(177.7)
Other (expense) income, net	(42.1)	94.8	30.2	138.7
Loss before income taxes and equity in net loss of affiliates	(94.4)	(120.6)	(283.0)	(419.2)
Income tax (expense) benefit	(32.9)	7.9	(18.4)	0.6
Loss before equity in net loss of affiliates	(127.3)	(112.7)	(301.4)	(418.6)
Equity in net loss of affiliates	(0.3)	(0.9)	(1.2)	(1.9)
Net loss	$(127.6)	$(113.6)	$(302.6)	$(420.5)
Loss per share
Basic	$(1.22)	$(1.09)	$(2.89)	$(4.04)
Diluted	$(1.22)	$(1.09)	$(2.89)	$(4.04)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
	($ in millions)
Net loss	$(127.6)	$(113.6)	$(302.6)	$(420.5)
Changes in other comprehensive loss, net of tax:
Pension, SERP, and retiree medical adjustments, net of tax effect of $31.9 and $0.1 for the three months ended, respectively, and $30.9 and $0.4 for the nine months ended, respectively	(100.8)	7.6	(98.2)	3.8
Unrealized foreign exchange loss on intercompany loan, net of tax effect of $1.3 and $0.3 for the three months ended, respectively, and $3.1 and $0.2 for the nine months ended, respectively	(3.2)	(0.9)	(7.2)	(0.6)
Unrealized loss on foreign currency hedges, net of tax effect of $0.0 and $0.0 for the three months ended, respectively, and $0.0 and $0.0 for the nine months ended, respectively	(18.5)	(6.2)	(35.5)	(5.5)
Reclassification of loss (gain) on cash flow hedges to earnings, net of tax effect of $0.0 and $0.0 for the three months ended, respectively, and $0.0 and ($0.3) for the nine months ended, respectively	6.5	(0.1)	12.1	0.8
Foreign currency translation adjustments	(37.0)	(11.6)	(83.5)	(7.7)
Total other comprehensive loss	(153.0)	(11.2)	(212.3)	(9.2)
Total comprehensive loss	$(280.6)	$(124.8)	$(514.9)	$(429.7)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 29, 2022	December 31, 2021
	($ in millions)
Assets
Cash and cash equivalents	$670.5	$1,478.6
Restricted cash	0.2	0.3
Accounts receivable, net	527.8	461.6
Contract assets, short-term	546.0	443.2
Inventory, net	1,392.4	1,382.6
Other current assets	33.4	39.7
Total current assets	3,170.3	3,806.0
Property, plant and equipment, net	2,215.4	2,385.5
Right of use assets	86.8	85.3
Contract assets, long-term	1.4	—
Pension assets	244.6	532.5
Restricted plan assets	70.7	—
Deferred income taxes	1.1	0.4
Goodwill	623.2	623.7
Intangible assets, net	201.4	212.3
Other assets	98.7	91.6
Total assets	$6,713.6	$7,737.3
Liabilities
Accounts payable	$848.0	$720.3
Accrued expenses	445.3	376.1
Profit sharing	15.2	63.7
Current portion of long-term debt	355.4	49.5
Operating lease liabilities, short-term	8.0	8.2
Advance payments, short-term	70.0	137.8
Contract liabilities, short-term	94.0	97.9
Forward loss provision, short-term	284.0	244.6
Deferred revenue and other deferred credits, short-term	20.1	72.7
Other current liabilities	97.5	105.2
Total current liabilities	2,237.5	1,876.0
Long-term debt	3,428.0	3,742.7
Operating lease liabilities, long-term	75.9	78.8
Advance payments, long-term	188.7	201.3
Pension/OPEB obligation	30.2	74.8
Contract liabilities, long-term	267.7	289.1
Forward loss provision, long-term	364.9	521.6
Deferred revenue and other deferred credits, long-term	20.2	32.1
Deferred grant income liability - non-current	24.8	26.4
Deferred income taxes	2.6	21.8
Other non-current liabilities	118.7	423.9
Stockholders’ Equity
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 105,159,585 and 105,037,845 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,169.8	1,146.2
Accumulated other comprehensive loss	(236.0)	(23.7)
Retained earnings	1,475.7	1,781.4
Treasury stock, at cost (41,587,480 and 41,523,470 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders' equity	(46.1)	448.3
Noncontrolling interest	0.5	0.5
Total equity	(45.6)	448.8
Total liabilities and equity	$6,713.6	$7,737.3
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2021	105,037,845	$1.1	$1,146.2	$(2,456.7)	$(23.7)	$1,781.4	$448.3
Net loss	—	—	—	—	—	(175.0)	(175.0)
Dividends declared(a)	—	—	—	—	—	(2.2)	(2.2)
Employee equity awards	294,175	—	18.2	—	—	—	18.2
Stock forfeitures	(91,196)	—	—	—	—	—	—
Net shares settled	(142,743)	—	(6.5)	—	—	—	(6.5)
ESPP shares issued	40,078	—	1.9	—	—	—	1.9
Other comprehensive loss	—	—	—	—	(59.3)	—	(59.3)
Balance — June 30, 2022	105,138,159	$1.1	$1,159.8	$(2,456.7)	$(83.0)	$1,604.3	$225.5
Net loss	—	—	—	—	—	(127.6)	(127.6)
Dividends declared(a)	—	—	—	—	—	(1.0)	(1.0)
Employee equity awards	36,890	—	10.5	—	—	—	10.5
Stock forfeitures	(1,574)	—	—	—	—	—	—
Net shares settled	(13,890)	—	(0.5)	—	—	—	(0.5)
Other comprehensive loss	—	—	—	—	(153.0)	—	(153.0)
Balance — September 29, 2022	105,159,585	$1.1	$1,169.8	$(2,456.7)	$(236.0)	$1,475.7	$(46.1)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2020	105,542,162	$1.1	$1,139.8	$(2,456.7)	$(154.1)	$2,326.4	$856.5
Net loss	—	—	—	—	—	(306.9)	(306.9)
Dividends declared(a)	—	—	—	—	—	(2.2)	(2.2)
Employee equity awards	59,538	—	13.3	—	—	—	13.3
Stock forfeitures	(105,320)	—	—	—	—	—	—
Net shares settled	(105,238)	—	(4.4)	—	—	—	(4.4)
ESPP shares issued	29,500	—	1.4	—	—	—	1.4
SERP shares issued	9,198	—	—	—	—	—	—
Other	—	—	—	—	—	0.1	0.1
Other comprehensive gain	—	—	—	—	2.0	—	2.0
Balance — July 1, 2021	105,429,840	$1.1	$1,150.1	$(2,456.7)	$(152.1)	$2,017.4	$559.8
Net loss	—	—	—	—	—	(113.6)	(113.6)
Dividends declared(a)	—	—	—	—	—	(1.1)	(1.1)
Employee equity awards	—	—	6.3	—	—	—	6.3
Stock forfeitures	(415,714)	—	(17.1)	—	—	—	(17.1)
Net shares settled	(2,923)	—	(0.5)	—	—	—	(0.5)
ESPP shares issued	37,023	—	1.6	—	—	—	1.6
Other	—	—	—	—	—	0.1	0.1
Other comprehensive loss	—	—	—	—	(11.2)	—	(11.2)
Balance — September 30, 2021	105,048,226	$1.1	$1,140.4	$(2,456.7)	$(163.3)	$1,902.8	$424.3

(a) Cash dividends declared per common share were $0.01 for the three months ended September 29, 2022 and September 30, 2021, respectively. Cash dividends declared per common share were $0.03 for the nine months ended September 29, 2022 and September 30, 2021, respectively.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 29, 2022	September 30, 2021
Operating activities	($ in millions)
Net loss	$(302.6)	$(420.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization expense	253.2	241.9
Amortization of deferred financing fees	5.6	6.4
Accretion of customer supply agreement	1.6	1.6
Employee stock compensation expense	28.7	19.6
Loss (gain) from derivative instruments	10.5	(0.1)
Gain from foreign currency transactions	(36.9)	(7.3)
Loss on disposition of assets	0.8	2.3
Deferred taxes	15.7	13.5
Pension and other post-retirement plans loss (income)	17.2	(104.5)
Grant liability amortization	(1.1)	(1.2)
Equity in net loss of affiliates	1.2	1.9
Forward loss provision	(115.3)	(1.1)
Gain on settlement of financial instrument	(21.4)	—
Changes in assets and liabilities
Accounts receivable, net	(89.0)	(4.7)
Inventory, net	(47.9)	83.4
Contract assets	(112.5)	(38.8)
Accounts payable and accrued liabilities	210.6	99.4
Profit sharing/deferred compensation	(47.6)	(17.7)
Advance payments	(99.3)	(1.2)
Income taxes receivable/payable	17.8	227.2
Contract liabilities	(25.1)	(79.8)
Pension plans employer contributions	19.1	(21.9)
Deferred revenue and other deferred credits	(44.4)	42.0
Other	(6.3)	(27.1)
Net cash (used in) provided by operating activities	(367.4)	13.3
Investing activities
Purchase of property, plant and equipment	(82.7)	(90.0)
Acquisition, net of cash acquired	—	(21.1)
Other	(6.1)	4.7
Net cash used in investing activities	(88.8)	(106.4)
Financing activities
Payment of principal- settlement of financial instrument	(289.5)	—
Customer financing	—	(7.5)
Principal payments of debt	(33.7)	(30.1)
Payments on term loans	(3.0)	(3.0)
Payments on floating rate notes	—	(300.0)
Taxes paid related to net share settlement awards	(7.0)	(5.0)
Proceeds from issuance of ESPP stock	1.9	3.0
Dividends paid	(3.2)	(3.2)
Net cash used in financing activities	(334.5)	(345.8)
Effect of exchange rate changes on cash and cash equivalents	(17.5)	(3.8)
Net decrease in cash, cash equivalents, and restricted cash for the period	(808.2)	(442.7)
Cash, cash equivalents, and restricted cash, beginning of period	1,498.4	1,893.1
Cash, cash equivalents, and restricted cash, end of period	$690.2	$1,450.4

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Nine Months Ended
	September 29, 2022	September 30, 2021
Cash and cash equivalents, beginning of the period	$1,478.6	$1,873.3
Restricted cash, short-term, beginning of the period	0.3	0.3
Restricted cash, long-term, beginning of the period	19.5	19.5
Cash, cash equivalents, and restricted cash, beginning of the period	$1,498.4	$1,893.1

Cash and cash equivalents, end of the period	$670.5	$1,430.6
Restricted cash, short-term, end of the period	0.2	0.3
Restricted cash, long-term, end of the period	19.5	19.5
Cash, cash equivalents, and restricted cash, end of the period	$690.2	$1,450.4
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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the nine months ended September 29, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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

B737 MAX
Boeing's deliveries of the B737 MAX resumed in the fourth quarter of 2020 when the FAA rescinded the order that grounded B737 MAX aircraft in the United States. Since November 2020, regulators from Brazil, Canada, the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service. The Civil Aviation Administration of China, which is the most significant country remaining not to allow the B737 MAX to return to service, issued an airworthiness directive in December 2021, directing corrective actions necessary to allow for return to service, and held a special meeting in September 2022 to review the training specifications for the aircraft. During the nine-month period ended September 29, 2022, Boeing continued to announce orders for the B737 MAX, and air carriers generally continued resuming flights on the aircraft.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Global Economic Events

Global economic conditions may impact the Company's results of operations. Russia’s February 2022 invasion of Ukraine, the resultant sanctions and other measures imposed by the U.S. and other governments, and other related impacts have resulted in economic and political uncertainty and risks. In response to the Russian invasion of Ukraine, and the associated U.S. sanctions, the Company suspended all sanctioned activities relating to Russia, primarily consisting of sales and service activities. In the second quarter of 2022, the Company recorded an aggregate pre-tax loss of $28.1 related to adjustments of certain assets and liabilities associated with sanctioned Russian business activities. The charges are included on the Company's Condensed Consolidated Statements of Operations for the nine-month period ended September 29, 2022. Continuation or significant expansion of economic disruption or escalation of the conflict, or other geopolitical events of a similar nature, could have a material adverse effect on orders from the Company's customers, the public’s ability or willingness to continue to travel, and/or the Company's results of operations. Energy, freight, raw material and other costs have been impacted by, and may continue to be impacted by, the conflict. These costs have also been impacted by global inflationary pressures, including significant increases in inflation in many countries in which the Company operates. The Company's associated estimates of such costs, where applicable, use the most recent information available. The economic impact of inflation, together with the impact of increases in interest rates and actions taken to attempt to reduce inflation, may have a significant effect on the global economy, air travel, the Company's supply chain and the Company's customers, and, as a result, on the Company's business. The Company continues to monitor and evaluate related risks and uncertainties, including the items discussed in Item 1A. “Risk Factors” in the 2021 Form 10-K.

COVID-19

During the nine months ended September 29, 2022, the COVID-19 pandemic continued to have a significant negative impact on the aviation industry, the Company's customers, and the Company's business globally. Continued impacts on the aviation industry and the Company’s operational and financial performance remains uncertain and outside of the Company’s control. The Company expects the pandemic and its effects to continue to have a significant negative impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period of time.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). The amendments in the update require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for all entities within its scope for financial statements issued for annual periods beginning after December 15, 2021. Early application is permitted. An entity should apply ASU 2021-10 either prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions entered into after the date of initial application, or retrospectively to those transactions. The Company is preparing for the initial application of this guidance on its annual financial statements to be issued for the period ended December 31, 2022, which is not expected to have a significant impact on its consolidated financial statements.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50). The amendments in the update require additional qualitative and quantitative disclosure about supplier finance programs. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. ASU No. 2022-04 is effective on a retrospective basis for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for an amended disclosure requirement related to certain rollforward information, which is effective on a prospective basis for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance, which is not expected to have a significant impact on its consolidated financial statements.

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

During the third quarter ended September 29, 2022, the Company recognized unfavorable changes in estimates of $54.0, which included net forward loss charges of $49.1, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2022 of $4.9.

The forward losses in the third quarter were primarily driven by losses on the A350, B787, and RB3070 programs. Increased cost estimates for production on the A350 program resulted in a forward loss reflecting additional labor, freight, and other cost requirements driven by parts shortages and production and quality issues. The B787 program forward loss was driven by increased cost estimates for supply chain, rework, and fixed cost absorption. The RB3070 nacelle program forward loss taken this quarter was driven by increased engineering cost estimates. To a lesser extent, the B767, KC-46 Tanker, and A330 programs also contributed to the forward loss, as each had adjustments to increase the forward loss charges in the third quarter. The unfavorable cumulative catch-up adjustments primarily relate to adjustments for production schedule changes and increased costs on the A320 program.

During the third quarter ended September 30, 2021, the Company recognized unfavorable changes in estimates of $73.2, which included net forward loss charges of $70.4, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2021 of $2.8. The forward losses were primarily driven by the impact of reduced production volumes and production schedule changes on the B787 and A350 programs.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Changes in estimates are summarized below:

	For the Three Months Ended		For the Nine Months Ended
Changes in Estimates	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Commercial	$(6.9)	$(3.4)	$(27.8)	$(3.1)
Defense & Space	2.0	0.6	1.6	0.6
Aftermarket	—	—	—	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(4.9)	$(2.8)	$(26.2)	$(2.5)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Commercial	$(47.4)	$(61.5)	$(132.6)	$(180.3)
Defense & Space	(1.7)	(8.9)	(4.0)	(14.7)
Aftermarket	—	—	—	—
Total Changes in Estimates (Forward Loss) on Loss Programs	$(49.1)	$(70.4)	$(136.6)	$(195.0)

Total Change in Estimate	$(54.0)	$(73.2)	$(162.8)	$(197.5)
EPS Impact (diluted per share based upon applicable forecasted effective tax rate)	$(0.55)	$(0.69)	$(1.66)	$(1.86)

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

Accounts receivable, net consists of the following:

	September 29, 2022	December 31, 2021
Trade receivables	$499.2	$412.0
Other	39.2	58.1
Less: allowance for credit losses	(10.6)	(8.5)
Accounts receivable, net	$527.8	$461.6

Other receivables as of December 31, 2021 in the table above included an amount related to the Department of Transportation’s approval of the Company’s grant claim filed under the Aviation Manufacturing Jobs Protection Program, a component of the American Rescue Plan Act of 2021. This program provided funding for a portion of the compensation costs of certain categories of employees for up to six months. In return, the Company was required to make several commitments, including a commitment that the Company would not involuntarily furlough or lay off employees within those categories of employees during the same six-month period. As of December 31, 2021, the Company's other receivable balance, noted in the table above, included $37.7 for the program, reflecting the amount that had not yet been paid of the full amount of the award of $75.5. As of September 29, 2022, the amount in other receivables was $0, reflecting a payment of $37.7 received in the nine months ended September 29, 2022. The full amount of the award has been amortized against Cost of sales on the Condensed Consolidated Statements of Operations as of September 29, 2022.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The Company has agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus Group SE and its affiliates (collectively, “Airbus”), and Rolls-Royce PLC and its affiliates (collectively, “Rolls-Royce”) to third-party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s financial condition. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being derecognized from the Company's balance sheet. For the nine months ended September 29, 2022, $2,083.0 of accounts receivable were sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables was $12.8 for the nine months ended September 29, 2022 and is included in Other income and expense. See Note 21 Other Income (Expense), Net.

Allowance for Credit Losses

During the nine months ended September 29, 2022, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended September 29, 2022 or the period ended September 30, 2021. See also Note 5 Accounts Receivable and Allowance for Credit Losses.

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

	September 29, 2022	December 31, 2021	Change
Contract assets	$547.4	$443.2	$104.2
Contract liabilities	(361.7)	(387.0)	25.3
Net contract assets (liabilities)	$185.7	$56.2	$129.5

For the period ended September 29, 2022, the increase in contract assets reflects the net impact of more over time revenue recognition in relation to billed revenues during the period. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $63.2 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following tables show disaggregated revenues for the periods ended September 29, 2022 and September 30, 2021:

	For the Three Months Ended		For the Nine Months Ended
Revenue	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Contracts with performance obligations satisfied over time	$970.6	$774.9	$2,733.3	$2,187.3
Contracts with performance obligations satisfied at a point in time	306.3	205.1	976.2	695.6
Total Revenue	$1,276.9	$980.0	$3,709.5	$2,882.9

The following table disaggregates revenue by major customer:

	For the Three Months Ended		For the Nine Months Ended
Customer	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Boeing	$824.3	$566.1	$2,233.7	$1,595.8
Airbus	237.2	211.6	822.2	687.8
Other	215.4	202.3	653.6	599.3
Total Revenue	$1,276.9	$980.0	$3,709.5	$2,882.9

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

	For the Three Months Ended		For the Nine Months Ended
Location	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
United States	$1,037.0	$715.5	$2,768.0	$2,048.1
International
United Kingdom	145.5	142.5	473.5	419.8
Other	94.4	122.0	468.0	415.0
Total International	239.9	264.5	941.5	834.8
Total Revenue	$1,276.9	$980.0	$3,709.5	$2,882.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2022	2023	2024	2025 and After
Unsatisfied performance obligations	$1,114.2	$4,197.6	$4,235.9	$717.4

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

	September 29, 2022	December 31, 2021
Raw materials	$329.6	$301.4
Work-in-process(1)	974.2	999.1
Finished goods	64.5	56.9
Product inventory	1,368.3	1,357.4
Capitalized pre-production	24.1	25.2
Total inventory, net	$1,392.4	$1,382.6

(1)Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized over time using an input method. For the periods ended September 29, 2022 and December 31, 2021, work-in-process inventory includes $372.0 and $381.2, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the periods.

Product inventory, summarized in the table above, is shown net of valuation reserves of $130.8 and $97.3 as of September 29, 2022 and December 31, 2021, respectively. The increase in reserves from the prior period was driven by reserves recorded against inventory as of September 29, 2022 that were impacted by the suspension of activities in Russia noted above. See Note 1 Organization, Basis of Interim Presentation and Recent Developments.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for three and nine months ended September 29, 2022 includes period expense of $31.4 and $126.1, respectively, for excess capacity production costs related to temporary B737 MAX, A220 and A320 production schedule changes. Cost of sales also includes abnormal costs related to temporary workforce adjustments as a result of COVID-19 production pause, net of the U.S. employee retention credit and U.K. government subsidies for the three and nine months ended September 29, 2022 of $0.3 and $9.8, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	September 29, 2022	December 31, 2021
Land	$28.8	$30.7
Buildings (including improvements)	1,243.5	1,242.0
Machinery and equipment	2,337.8	2,276.5
Tooling	1,046.6	1,051.1
Capitalized software	328.8	323.0
Construction-in-progress	95.9	117.1
Total	5,081.4	5,040.4
Less: accumulated depreciation	(2,866.0)	(2,654.9)
Property, plant and equipment, net	$2,215.4	$2,385.5

Capitalized interest was $1.0 and $1.4 for the three months ended September 29, 2022 and September 30, 2021, respectively, and $2.9 and $4.5 for the nine months ended September 29, 2022 and September 30, 2021, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $43.7 and $36.1 for the three months ended September 29, 2022 and September 30, 2021, respectively, and $115.0 and $102.7 for the nine months ended September 29, 2022 and September 30, 2021, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software. Depreciation expense related to capitalized software was $5.0 and $3.8 for the three months ended September 29, 2022 and September 30, 2021, respectively, and $16.5 and $11.4 for the nine months ended September 29, 2022 and September 30, 2021, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the period ended September 29, 2022, there were no events which would require the Company to update its impairment analysis.

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

Components of lease expense:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Operating lease cost	$3.2	$3.3	$9.8	$8.3
Finance lease cost:
Amortization of assets	8.3	7.2	24.6	19.6
Interest on lease liabilities	1.7	1.8	5.0	5.3
Total net lease cost	$13.2	$12.3	$39.4	$33.2

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.2	$3.2	$9.5	$7.9
Operating cash flows from finance leases	$1.7	$1.8	$5.0	$5.3
Financing cash flows from finance leases	$11.2	$11.3	$33.7	$30.1

ROU assets obtained in exchange for lease obligations:
Operating leases	$0.1	$5.0	$1.3	$21.8

Supplemental balance sheet information related to leases:

	September 29, 2022	December 31, 2021
Finance leases:
Property and equipment, gross	$281.8	$266.1
Accumulated amortization	(94.2)	(73.1)
Property and equipment, net	$187.6	$193.0

The weighted average remaining lease term as of September 29, 2022 for operating and finance leases was 33.0 years and 5.4 years, respectively. The weighted average discount rate as of September 29, 2022 for operating and finance leases was 5.6% and 4.7%, respectively. The weighted average remaining lease term as of December 31, 2021 for operating and finance leases was 36.3 years and 4.9 years, respectively. The weighted average discount rate as of December 31, 2021 for operating and finance leases was 5.6% and 4.5%, respectively. See Note 15 Debt for current and non-current finance lease obligations.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

As of September 29, 2022, remaining maturities of lease liabilities were as follows:

	2022	2023	2024	2025	2026	2027 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$3.1	$11.9	$11.5	$11.6	$9.7	$150.8	$198.6	$(114.7)	$83.9
Financing Leases	$12.4	$45.9	$37.6	$24.6	$16.6	$32.7	$169.8	$(22.2)	$147.6

As of September 29, 2022, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $0.4 and $66.4, respectively, for manufacturing equipment, software, and facilities that are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 7 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

11.  Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	September 29, 2022	December 31, 2021
Prepaid expenses	$26.6	$20.7
Income tax receivable	—	14.0
Other assets - short-term	6.8	5.0
Total other current assets	$33.4	$39.7

Other assets are summarized as follows:

	September 29, 2022	December 31, 2021
Deferred financing
Deferred financing costs	$0.9	$0.9
Less: Accumulated amortization - deferred financing costs	(0.7)	(0.6)
Deferred financing costs, net	$0.2	$0.3
Other
Supply agreements (1)	$6.9	$9.2
Equity in net assets of affiliates	5.2	0.8
Restricted cash - collateral requirements	19.5	19.5
Rotables	40.0	38.3
Other	26.9	23.5
Total other long-term assets	$98.7	$91.6

(1)    Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Goodwill is summarized as follows:

		Changes in Goodwill Balance
	Balance at				Balance at
Segment	December 31, 2021	Acquisitions	Adjustments/Other	Currency Exchange	September 29, 2022
Commercial	$296.8	$—	$—	$(0.5)	$296.3
Defense & Space	$5.5	$—	$—	$—	$5.5
Aftermarket	$321.4	$—	$—	$—	$321.4
	$623.7	$—	$—	$(0.5)	$623.2

The total goodwill value includes no accumulated impairment loss in any of the periods presented. The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended September 29, 2022, there were no events or circumstances which would require the Company to update its goodwill impairment analysis.

Intangible assets are summarized as follows:

	September 29, 2022	December 31, 2021
Intangible assets
Favorable leasehold interests	2.8	2.8
Developed technology asset	92.0	92.0
Customer relationships intangible asset	137.2	137.2
Total intangible assets	$232.0	$232.0
Less: Accumulated amortization - favorable leasehold interest	(2.0)	(1.9)
Accumulated amortization - developed technology asset	(13.4)	(8.8)
Accumulated amortization - customer relationship	(15.2)	(9.0)
Intangible assets, net	$201.4	$212.3

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Condensed Consolidated Balance Sheets and the weighted average amortization is estimated to be the following as of September 29, 2022:

Year	Customer relationships	Favorable leasehold interest	Developed Technology	Total
remaining in 2022	$2.0	$—	$1.5	$3.5
2023	8.1	0.1	6.1	14.3
2024	8.1	0.1	6.1	14.3
2025	8.1	0.1	6.1	14.3
2026	8.1	0.1	6.1	14.3
2027	8.1	0.1	6.1	14.3

Weighted average amortization period	15.7 years	6.8 years	12.8 years	14.5 years

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

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of September 29, 2022, the amount of advance payments received from Boeing under the B787 Supply Agreement and not yet repaid was approximately $208.5.

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, Spirit and Boeing entered into a Memorandum of Agreement on April 12, 2019 (the "2019 MOA"), which included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123, which was received during the third quarter of 2019. The parties entered into another memorandum of agreement on February 6, 2020 (the "2020 MOA"), which extended the repayment date of the $123 advance received by Spirit under the 2019 MOA to 2022. The 2020 MOA also required Boeing to pay $225 to Spirit in the first quarter of 2020, consisting of (i) $70 in support of Spirit's inventory and production stabilization, of which $10 was repaid by Spirit in 2021, and (ii) $155 as an incremental pre-payment for costs and shipset deliveries over the next two years. On February 9, 2021, Spirit signed a letter of agreement under which Boeing paid $38.5 to Spirit in the first quarter of 2021, which consisted of (i) $68.5 as additional pre-payment for the costs and shipset deliveries less the (ii) $30 credit owed to Boeing for rate-based pricing premium. During the nine-month period ended September 29, 2022, $92.3 of the advance payment was repaid. As of September 29, 2022, the amount of advance payments received from Boeing and not yet repaid was $30.7.

Other. The Advance payments, short-term line item on the Condensed Consolidated Balance Sheet for the period ended September 29, 2022 includes $18.9 related to payments received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

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

At September 29, 2022, the Company’s long-term debt includes a senior secured term loan and senior notes described further under Note 15 Debt. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt. See also Note 14 Derivative and Hedging Activities, and Note 16 Pension and Other Post-Retirement Benefits.

	September 29, 2022			December 31, 2021
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	$593.0	$585.6	(2)	$595.2	$595.2	(2)
Senior notes due 2023	299.7	290.3	(1)	299.3	303.6	(1)
Senior secured first lien notes due 2025	496.4	469.9	(1)	495.3	513.3	(1)
Senior secured second lien notes due 2025	1,190.1	1,118.6	(1)	1,187.5	1,252.4	(1)
Senior notes due 2026	298.7	265.1	(1)	298.4	307.5	(1)
Senior notes due 2028	695.7	510.1	(1)	695.2	697.4	(1)
Total	$3,573.6	$3,239.6		$3,570.9	$3,669.4

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

14.  Derivative and Hedging Activities

Derivatives Accounted for as Hedges

Cash Flow Hedges - Interest Rate Swaps

The Company has traditionally entered into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. As of December 31, 2020, the Company had one interest rate swap agreement, designated as cash flow hedge, with a notional value of $150. In February, 2021, the Company terminated the swap agreement. The Company had no interest rate swaps outstanding during the nine-month period ended September 29, 2022.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British Pound Sterling. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through September 2023.

The following table summarizes the notional amounts (representing the gross contract/notional amount of the derivatives outstanding) and fair values of the derivative instruments in the Condensed Consolidated Balance Sheets as of September 29, 2022, and December 31, 2021. The foreign currency exchange contracts are measured within Level 1 of the Fair Value hierarchy. See Note 13 Fair Value Measurements.

	Notional amount		Other assets		Other liabilities
	September 29, 2022	December 31, 2021	September 29, 2022	December 31, 2021	September 29, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$222.3	$167.7	$—	$—	$25.4	$2.0
Total derivatives at fair value			$—	$—	$25.4	$2.0

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain (loss) recognized in AOCI associated with our hedging transactions is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Recognized in total other comprehensive loss:
Foreign currency exchange contracts	$(15.5)	$(6.2)	$(32.5)	$(5.5)

The following table summarizes the gains/(losses) associated with our hedging transactions reclassified from AOCI to earnings:

	Three Months Ended		Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Foreign currency exchange contracts:
Other income (expense)	$(6.5)	$0.1	$(12.1)	$0.1

Within the next 12 months, the Company expects to recognize a loss of $25.4 in earnings related to the foreign currency forward contracts. As of September 29, 2022, the maximum term of the hedged forecasted transaction was 12 months. Generally, the Company has agreements with its counterparties that contain a provision whereby if the Company defaults on its existing credit facilities and payment of the loans extended under such facilities is accelerated, the Company could be declared in default under its agreements, which may result in the early termination of the outstanding derivatives governed by such agreements and the payment of an early termination amount.

Derivatives Not Accounted for as Hedges

During the nine months ended September 29, 2022, the Company entered into foreign currency forward contracts in the amount of $291.5 to minimize the risk of currency exchange rate movements on the Company's planned settlement of the

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. During the nine-month period ended September 29, 2022, these foreign currency forward contracts were settled and new contracts were entered into in the amount of $293.7, which were also settled during the period. The Company did not designate these forward contracts as hedges or apply hedge accounting to the forward contracts. For the nine months ended September 29, 2022, the Company recorded a net gain of $1.6 to other income on the Condensed Consolidated Statements of Operations related to the foreign currency forward contracts.

15.  Debt

Total debt shown on the Condensed Consolidated Balance Sheets is comprised of the following:

	September 29, 2022		December 31, 2021
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	$6.0	$587.0	$5.9	$589.3
Senior notes due 2023	299.7	—	—	299.3
Senior secured first lien notes due 2025	—	496.4	—	495.3
Senior secured second lien notes due 2025	—	1,190.1	—	1,187.5
Senior notes due 2026	—	298.7	—	298.4
Senior notes due 2028	—	695.7	—	695.2
Present value of finance lease obligations	41.0	106.6	42.2	122.9
Other	8.7	53.5	1.4	54.8
Total	$355.4	$3,428.0	$49.5	$3,742.7

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

As of September 29, 2022, the outstanding balance of the Credit Agreement was $595.5 and the carrying value was $593.0.

As of September 29, 2022, the Company was in compliance with all covenants in the Credit Agreement.

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

As of September 29, 2022, the outstanding balance of the First Lien 2025 Notes was $500.0 and the carrying value was $496.4.
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

As of September 29, 2022, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $298.7.

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

As of September 29, 2022, the outstanding balance of the Second Lien 2025 Notes was $1,200.0 and the carrying value was $1,190.1.

2023 and 2028 Notes

On May 30, 2018, Spirit entered into an Indenture (the “2018 Indenture”) by and among Spirit, the Company and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with Spirit’s offering of $300.0 aggregate principal amount of its Senior Floating Rate Notes due 2021 (the “Floating Rate Notes”), $300.0 aggregate principal amount of its 3.950% Senior Notes due 2023 (the “2023 Notes”) and $700.0 aggregate principal amount of its 4.600% Senior Notes due 2028 (the “2028 Notes” and, together with the Floating Rate Notes and the 2023 Notes, the “2018 Notes”). Holdings guaranteed Spirit’s obligations under the 2018 Notes on a senior unsecured basis. On February 24, 2021, Spirit redeemed the outstanding $300.0 principal amount of the Floating Rate Notes. As of September 29, 2022, the outstanding balance of the Floating Rate Notes was $0.

As of September 29, 2022, the outstanding balance of the 2023 Notes and the 2028 Notes was $300.0 and $700.0, respectively, and the carrying value was $299.7 and $695.7, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

As of September 29, 2022, the Company was in compliance with all covenants contained in the indentures governing the First Lien 2025 Notes, 2026 Notes, Second Lien 2025 Notes, 2023 Notes and 2028 Notes.

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Nine Months Ended
Components of Net Periodic Pension Expense (Income)	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Service cost	$0.5	$11.2	$1.7	$32.9
Interest cost	13.1	15.8	42.2	43.3
Expected return on plan assets	(28.9)	(40.0)	(99.2)	(119.0)
Amortization of prior service cost(1)	71.7	—	73.8	—
Curtailment loss (gain)(2)	—	(61.0)	—	(61.0)
Settlement loss(3)	0.9	—	(0.5)	(0.1)
Net periodic pension expense (income)	$57.3	$(74.0)	$18.0	$(103.9)

	Other Benefits
	For the Three Months Ended		For the Nine Months Ended
Components of Other Benefit Expense (Income)	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Service cost	$0.2	$0.3	$0.6	$0.7
Interest cost	0.1	0.1	0.4	0.3
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of net gain	(0.3)	(0.2)	(1.0)	(1.0)
Net periodic other benefit expense (income)	$(0.2)	$—	$(0.6)	$(0.6)

(1)    In July 2022 the Company adopted and communicated to participants a plan to terminate the Company's Pension Value Plan A ("PVP A"). As further described in the Company's 2021 Form 10-K, the PVP A consists of pension plans which were frozen as of the date Holdings became a standalone company and commenced operations. During the three months ended September 29, 2022, the PVP A plan was amended, providing for an enhancement to benefits the Company is providing to certain U.S. employees in conjunction with the plan termination. The estimated liability impact of this plan amendment, $71.7, was recognized immediately as a non-cash, pre-tax non-operating charge for amortization of prior service costs.
(2)    As of July 15, 2021, the Company concluded its consultation and communication with employee and trade union representatives on the closure of the largest of the defined benefit plans acquired as part of the Bombardier Acquisition ("the Shorts Pension"). For the three and nine months ended September 30, 2021, the impact of the closure of the Shorts Pension resulted in a curtailment gain of $61.0.
(3)    Includes a $0.9 settlement charge for PVP A during the three months ended September 29, 2022, and a ($1.4) settlement credit for PVP B related to final asset distribution in the nine months ended September 29, 2022.

The components of net periodic pension expense (income) and other benefit expense, other than the service cost component, are included in other income (expense) in the Company's Condensed Consolidated Statements of Operations. See Note 21 Other Income (Expense), Net.

As disclosed in the Company's 2021 Form 10-K, effective October 1, 2021, the Company spun off a portion of the existing Pension Value Plan ("PVP A"), to a new plan called PVP B. As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At September 29, 2022, a pension reversion asset of $70.7 is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over the next seven years as they are distributed to employees under a qualified compensation and benefit program. Restricted plan assets are valued at fair value with gain or loss on fair value adjustments recognized within other income. The underlying investments' fair

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

value measurement levels under the FASB's authoritative guidance on fair value measurements are Level 2, see Note 13 Fair Value Measurements.

Separately, during the nine months ended September 29, 2022, the Company withdrew $34.0 of cash from PVP B, which represented an excess plan assets reversion. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2022. Excise tax of $6.8 related to the reversion of excess plan assets was separately recorded to the Other income (expense), net line item on the Company's Condensed Consolidated Statements of Operations for the nine months ended September 29, 2022. See also Note 21 Other Income (Expense), Net.

In connection with the special accounting related to the termination of the PVP A plan, mentioned above, a subsequent interim measurement of the Company's U.S. pension and other postretirement plan assets and obligations was completed during the three months ended September 29, 2022. The interim measurement, including the estimated impact of the plan termination liability and enhanced benefits liability noted above, prior to the current period settlement loss and amortization of prior service cost impacts included in Net Periodic Pension Expense above, was recorded to the Accumulated other comprehensive loss line item in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheet for the period ended September 29, 2022. See also Note 19 Equity.

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

The Company recognized a net total of $10.4 and $6.2 of stock compensation expense for the three months ended September 29, 2022 and September 30, 2021, respectively, and a net total of $28.7 and $19.6 of stock compensation expense for the nine months ended September 29, 2022 and September 30, 2021, respectively.

During the nine months ended September 29, 2022, 514,892 time or service-based restricted stock units ("RSUs") were granted with aggregate date fair values of $22.9 under the Company's LTIP. Awards generally vest over a two or three-year period, beginning on the date of grant. Values for these awards are based on the value of Common Stock on the grant date.

During the nine months ended September 29, 2022, 284,653 performance-based restricted stock units ("PBRSUs") were granted with aggregate grant date fair value of $22.0 under the Company’s LTIP. These awards are earned based on Holdings’ total shareholder return relative to its peer group over a three-year performance period. Values for these awards are initially measured on the grant date using the estimated payout levels derived from a Monte Carlo valuation model.

During the nine months ended September 29, 2022, 41,096 shares of restricted Common Stock and 22,155 non-employee director restricted stock units (“DRSUs”) were granted to the Board of Directors of the Company (the "Board") with an aggregate grant date fair value of $2.0. Both types of awards vest if the non-employee director remains continuously in service for the entire one year term to which the grant relates. If the non-employee director incurs a termination for any reason before the end of the term (before the annual meeting of stockholders following the grant), the awards are forfeited. Upon vesting, shares relating to restricted Common Stock awards are delivered to the director free of restriction; however, vested shares of Common Stock underlying DRSUs are not delivered to the director until the date that the director leaves the Board. Values for these awards are based on the value of Common Stock on the grant date.

During the nine months ended September 29, 2022, 1,247 shares of restricted Common Stock and 3,113 non-employee director restricted stock units (“DRSUs”) were granted, as pro rata equity awards under the current 2021-2022 non-employee director compensation program, to recently appointed members of the Board of Directors with an aggregate grant date fair value

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

of $0.2. Both types of awards vest if the non-employee director remains continuously in service for the entire one year term to which the grant relates. If the non-employee director incurs a termination for any reason before the end of the term (before the annual meeting of stockholders following the grant), the awards are forfeited. Upon vesting, shares relating to restricted Common Stock awards are delivered to the director free of restriction; however, vested shares of Common Stock underlying DRSUs are not delivered to the director until the date that the director leaves the Board. Values for these awards are based on the value of Common Stock on the grant date.

During the nine months ended September 29, 2022, 381,616 shares of Common Stock with an aggregate grant date value of $19.8 vested under the Company's LTIP. During the nine months ended September 29, 2022, 93,565 shares of Common Stock with aggregate grant date fair value of $3.0 were granted, and vested immediately, to employees in connection with the ratification of new labor contracts. Additionally, 30,761 shares of Common Stock previously granted to the Board vested with an aggregate grant date fair value of $1.4, and 9,168 DRSUs previously awarded to the Board vested with an aggregate grant date fair value of $0.4.

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding our prior earnings history, including the forward losses previously recognized in the U.S., the Company recorded an incremental valuation allowance against U.S. deferred tax assets of $92.1 for the nine month period ended September 29, 2022. As of September 29, 2022, the total net U.S. deferred tax asset before the valuation allowance was $389.4 and the total net U.S. valuation allowance was $388.3. The net U.S. deferred tax asset after valuation allowances was $1.1. The change from December 31, 2021 is additional net valuation allowance recognized on the deferred tax assets generated from the 2022 activity.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon cumulative losses generated in the U.K. Increases in the valuation allowances recorded against U.K. deferred tax assets in the nine month period ended September 29, 2022 were $19.2. This is comprised of $5.8 related to other comprehensive income ("OCI") and $13.4 from continuing operations, including utilization of NOL's. As of September 29, 2022, the total net U.K. deferred tax asset before the valuation allowance was $258.4 and the total net U.K. valuation allowance was $259.8. The net U.K. deferred tax liability after valuation allowance was $1.4.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The (6.49%) effective tax rate for the nine months ended September 29, 2022 differs from the 0.15% effective tax rate for the same period of 2021 primarily due to increase in the valuation allowances recorded on U.S. and U.K. deferred tax assets. As the Company is currently reporting a pre-tax loss for the nine months ended September 29, 2022, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

As of September 29, 2022, the Company had deferred $16.5 of employer payroll taxes, as allowed by the Coronavirus Aid, Relief, and Economic Security Act, which are required to be deposited by December 2022. As of September 29, 2022, the Company had recorded an estimated pre-tax employee retention credit of approximately $18.8 related to calendar year 2020 and $1.0 related to calendar year 2021. In addition, as of September 29, 2022, the Company has fully paid $31.8 of previously deferred value added tax payments under the U.K. deferral scheme.

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

During the quarter ended September 29, 2022, President Biden signed into law the CHIPS and Science Act and the Inflation Reduction Act. The new legislation provides tax incentives as well as imposes a 15% minimum tax on certain corporations' book income and a 1% excise tax on certain stock buybacks. The Company has evaluated the effect, if any, of these new laws on the consolidated financial statements and does not expect a material impact. The impact of these new laws will be monitored as additional guidance and clarification is presented on these items.

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

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of September 29, 2022, no treasury shares have been reissued or retired. The number of treasury stock shares as of September 29, 2022 includes a minor adjustment related to the October 19, 2021 court ruling described in Note 20, Commitments, Contingencies and Guarantees for certain shares that were previously awarded to the Company’s former Chief Executive Officer that were not settled in stock per the terms of the ruling.

The total authorization amount remaining under the current share repurchase program is approximately $925.0. During the nine-month period ended September 29, 2022, the Company did not repurchase any shares of its Common Stock under this share repurchase program. Share repurchases are currently on hold. The Credit Agreement imposes restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	For the Three Months Ended
	September 29, 2022			September 30, 2021
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(127.6)	104.7	$(1.22)	$(113.6)	104.3	$(1.09)
Income allocated to participating securities	—	—		—	—
Net loss	$(127.6)			$(113.6)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(127.6)	104.7	$(1.22)	$(113.6)	104.3	$(1.09)

	For the Nine Months Ended
	September 29, 2022			September 30, 2021
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(302.6)	104.6	$(2.89)	$(420.5)	104.2	$(4.04)
Income allocated to participating securities	—	—		—	—
Net loss	$(302.6)			$(420.5)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(302.6)	104.6	$(2.89)	$(420.5)	104.2	$(4.04)

Included in the outstanding Common Stock were 0.4 million and 0.7 million of issued but unvested shares at September 29, 2022 and September 30, 2021, respectively, which are excluded from the basic Earnings Per Share ("EPS") calculation.

Common shares of 0.5 million and 0.6 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three and nine months ended September 29, 2022, as the effect would have been antidilutive. Additionally, diluted EPS for the three and nine months ended September 29, 2022 excludes 0.3 million shares that may be dilutive common shares in the future, but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

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

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	As of	As of
	September 29, 2022	December 31, 2021
Pension	$(70.3)	$26.6
SERP/Retiree medical	10.9	12.1
Derivatives - foreign currency hedge	(25.4)	(2.0)
Foreign currency impact on long-term intercompany loan	(19.4)	(12.2)
Currency translation adjustment	(131.8)	(48.2)
Total accumulated other comprehensive loss	$(236.0)	$(23.7)

Amortization or curtailment cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the Condensed Consolidated Statements of Operations was a gain of $0.5 and a gain of $0.4 for the three months ended September 29, 2022 and September 30, 2021, respectively, and a gain of $1.7 and a gain of $1.6 for the nine months ended September 29, 2022 and September 30, 2021, respectively.

See also Note 16 Pension and Other Post-Retirement Benefits. In connection with the special accounting related to the termination of the PVP A plan, mentioned above, a subsequent interim measurement of the Company's U.S. pension and other postretirement plan assets and obligations was completed during the three months ended September 29, 2022. The interim measurement included the estimated impact of the plan termination liability and enhanced benefits liability noted above and resulted in an adjustment of $134.4 to the Accumulated other comprehensive loss line item in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheet for the period ended September 29, 2022, net of the current period settlement loss and amortization of prior service cost impacts included in Net Periodic Pension Expense above.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

On March 24, 2020, the Staff of the SEC Enforcement Division informed the Company that it had determined to close its inquiry without recommending any enforcement action against the Company. In addition, the facts underlying the Consolidated Class Action and Derivative Actions relate to the Company’s disclosures regarding the B737 MAX grounding and Spirit’s production rate (and related matters) after the grounding. On September 18, 2020, the Company and individual defendants filed a motion to dismiss the Consolidated Class Action. That motion was granted by the U.S. District Court on January 7, 2022, which denied leave to amend and dismissed the Consolidated Class Action with prejudice. On February 4, 2022, the plaintiffs in the Consolidated Class Action appealed this decision to the Tenth Circuit Court of Appeals. In the appellate proceedings, both parties have filed briefs in support of their respective positions and oral argument will be held on November 18, 2022. The Company and the individual defendants have denied, and continue to deny, the allegations in the Consolidated Class Action and the Derivative Actions.

Spirit is also involved in litigation with its former Chief Executive Officer related to a disputed violation of restrictive covenants in his retirement agreement. On October 19, 2021, the U.S. District Court for the District of Kansas ruled in favor of the former Chief Executive Officer and awarded him $44.8 for benefits withheld in connection with the disputed violation. The Company has appealed this decision to the Tenth Circuit Court of Appeals, which is still pending with oral argument scheduled for November 15, 2022. A liability for the full amount of the award, plus accrued interest, has been recognized in the Consolidated Balance Sheets as of December 31, 2021 and September 29, 2022.

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

The Company has evaluated and refined management’s original estimate of costs related to rework on the B787 aircraft, including a preliminary assessment related to rework on the forward section of the fuselage, for which the Company identified an additional fit and finish issue in the prior year. The Company continues to coordinate with Boeing for necessary rework. The Company cannot reasonably estimate the amount of any potential claims related to this issue at this time.

On June 25, 2022, the Company received notice of a claim from a key customer related to product quality and onsite manufacturing support. During the three months ended September 29, 2022, the Company continued to evaluate the details included within this claim, however, the Company cannot currently reasonably estimate the amount of any potential loss due to various reasons, including, among others: (i) that there is uncertainty as to the outcome of this claim, (ii) that there may be significant factual, commercial, and/or legal issues to be resolved, and (iii) the availability of data required to complete an assessment of the potential loss.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Guarantees

Outstanding guarantees were $12.9 and $15.9 at September 29, 2022 and December 31, 2021, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $19.5 and $19.5 of restricted cash as of September 29, 2022 and December 31, 2021, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in "Restricted cash" and “Other assets” in the Company’s Condensed Consolidated Balance Sheets.

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

Service and Product Warranties and Extraordinary Rework

Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are evaluated on a quarterly basis. These costs are accrued and are recorded to cost of goods sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, the Company considers other factors including the experience of other entities in the same business and management judgment, among others. Service warranty and extraordinary rework is reported in Current liabilities and Other liabilities on the Company's Condensed Consolidated Balance Sheets.

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims; however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $2.3 as of September 29, 2022 and December 31, 2021. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however, the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $3.4 as of September 29, 2022 and December 31, 2021.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The following is a roll forward of the service warranty and extraordinary rework balance at September 29, 2022:

Balance, December 31, 2021	$71.3
Charges to costs and expenses	2.3
Payouts	(2.0)
Exchange rate	(0.1)
Balance, September 29, 2022	$71.5

21.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Kansas Development Finance Authority bond	$0.5	$0.6	$1.8	$2.2
Foreign currency gains (1)	13.4	11.3	40.6	3.8
(Loss) gain on foreign currency forward contract	(6.5)	0.1	(10.5)	0.1
Loss on sale of accounts receivable	(6.0)	(1.8)	(12.8)	(4.8)
Pension (expense) income(2)	(56.4)	84.8	(15.1)	137.3
Excise tax on pension assets reversion(3)	—	—	(6.8)	—
Gain on settlement of financial instrument(4)	—	—	20.7	—
Other (5)	12.9	(0.2)	12.3	0.1
Total	$(42.1)	$94.8	$30.2	$138.7

(1) Foreign currency gains are due to the impact of movement in foreign currency exchange rates on long-term contractual rights/obligations, as well as cash and both trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.
(2) See Note 16 Pension and Other Post-Retirement Benefits. Pension income for the three and nine months ended September 29, 2022 includes a $71.7 non-cash, pre-tax non-operating charge for amortization of prior service costs. Pension income for the three and nine months ended September 30, 2021 includes a curtailment gain of $61.0.
(3) Excise tax related to the reversion of excess plan assets for the three and nine months ended September 29, 2022. See Note 16 Pension and Other Post-Retirement Benefits
(4) The nine-month period ended September 29, 2022 includes a $20.7 gain related to a deed of release and related cash payment that fully settled the existing repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy ("BEIS"). The repayable investment obligation, which was denominated in GBP, was included on the Company’s Consolidated Balance Sheet as of December 31, 2021, as $41.7 recorded to "Other current liabilities" and $301.9 recorded to "Other non-current liabilities". In January 2022, the Company made repayments of $25.6 to the UK’s Department for Business Energy and Industrial Strategy for units sold, including interest, in respect to the agreement. In April 2022, the deed of release settled the remaining outstanding repayment obligation, including current year interest accrual and foreign currency measurement impacts, in exchange for a payment of $292.8. The portion of the payments related to interest expense and the portion of the payments related to principal repayment are included in net cash used in operating activities and net cash used in financing activities, respectively, on the Company's Condensed Consolidated Statement of Cash Flows for the period ended September 29, 2022.
(5) The three and nine month periods ended September 29, 2022 include a gain of $10.0 related to the termination of a previously existing joint venture agreement within the period.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

22.  Segment Information

The Company operates in three principal segments: Commercial, Defense & Space and Aftermarket. Approximately 83% and 82% of the Company's net revenues for the three and nine months ended September 29, 2022, respectively, came from the Company's two largest customers, Boeing and Airbus. Boeing represents a substantial portion of the Company's revenues across segments. Airbus represents a substantial portion of revenues in the Commercial segment. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, and research and development.

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

The Company’s Commercial segment includes design and manufacturing of forward, mid and rear fuselage sections and systems, struts/pylons, nacelles (including thrust reversers) and related engine structural components, wings and wing components (including flight control surfaces), as well as other miscellaneous structural parts for large commercial aircraft and/or business/regional jets. Sales from this segment are primarily to the aircraft OEMs or engine OEMs of large commercial aircraft and/or business/regional jet programs. Approximately 65% and 60% of Commercial segment net revenues came from the Company's contracts with Boeing for the nine months ended September 29, 2022, and September 30, 2021, respectively. Approximately 27% and 30% of Commercial segment net revenues came from the Company's contracts with Airbus for the nine months ended September 29, 2022, and September 30, 2021, respectively. The Commercial segment manufactures products at the Company's facilities in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia.  The Commercial segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

The Company's Defense & Space segment includes design and manufacturing of fuselage, strut, nacelle, and wing aerostructures (primarily) for U.S. Government defense programs, including Boeing P-8, C40, and KC-46 Tanker, which are commercial aircraft that are modified for military use. The segment also includes fabrication, bonding, assembly, testing tooling, processing, engineering analysis, and training on fixed wing aircraft aerostructures, missiles and hypersonics work, including solid rocket motor throats and nozzles and re-entry vehicle thermal protections systems, forward cockpit and cabin, and fuselage work on rotorcraft aerostructures. Sales from this segment are primarily to the prime contractors on various U.S. Government defense program contracts for which the Company is a sub-contractor. A significant portion of the Company's Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. A significant portion of Defense & Space segment net revenues came from the Company's contracts with two individual customers for the nine months ended September 29, 2022, and September 30, 2021. The Defense & Space segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Biddeford, ME; Belfast, Northern Ireland; and Prestwick, Scotland.

The Company's Aftermarket segment includes design, manufacturing, and marketing of spare parts and maintenance, repair, and overhaul ("MRO") services, repairs for flight control surfaces and nacelles, radome repairs, rotable assets, engineering services, advanced composite repair, and other repair and overhaul services. Approximately 47% and 43% of Aftermarket segment net revenues came from the Company's contracts with a single customer for the nine months ended September 29, 2022, and September 30, 2021, respectively. The Aftermarket segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Kinston, North Carolina; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; and Belfast, Northern Ireland.

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

The following table shows segment revenues and operating loss for the three and nine months ended September 29, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Segment Revenues
Commercial	$1,034.9	$784.1	$3,004.4	$2,283.8
Defense & Space	161.7	137.8	466.6	433.0
Aftermarket	80.3	58.1	238.5	166.1
	$1,276.9	$980.0	$3,709.5	$2,882.9
Segment Operating Income (Loss)
Commercial(1)	$45.0	$(72.8)	$(3.5)	$(200.4)
Defense & Space(2)	18.4	7.9	52.1	32.3
Aftermarket(3)	19.5	7.9	49.3	33.5
	$82.9	$(57.0)	$97.9	$(134.6)
SG&A	(69.1)	(86.8)	(203.8)	(211.3)
Research and development	(9.3)	(12.8)	(36.5)	(34.3)
Total operating gain/(loss)	$4.5	$(156.6)	$(142.4)	$(380.2)

(1) The nine months ended September 29, 2022 include the impact of $23.9 of the total charge, mentioned above, in relation to the suspension of activities in Russia. See Note 1 Organization, Basis of Interim Presentation and Recent Developments. The three and nine months ended September 29, 2022 include excess capacity production costs of $29.9 and $119.8, respectively, related to the temporary B737 MAX, A320 and A220 production schedule changes, $0.3 and $9.8, respectively, of temporary workforce adjustment costs as a result of the COVID-19 pandemic net of U.S. employee retention credit and U.K government subsidies, and net $0.0 and ($25.5), respectively, of restructuring costs and other costs, including partial offset related to the Aviation Manufacturing Jobs Protection Program grant ("AMJP"). The three and nine months ended September 30, 2021 include $54.8 and $163.4, respectively, of excess capacity cost, $2.6 and $7.1, respectively, of temporary workforce adjustment costs as a result of the COVID-19 pandemic net of U.S. employee retention credit and U.K government subsidies, and $0.9 and $6.9, respectively, of restructuring costs and other costs, including partial offset related to AMJP.
(2) The three and nine months ended September 29, 2022 include excess capacity production costs of $1.5 and $6.3, respectively, related to the temporary B737 production schedule changes, and $0.0 and ($2.3), respectively, of restructuring costs and partial offset related to AMJP. The three and nine months ended September 30, 2021 include excess capacity cost of $2.3 and $8.8, respectively, related to the B737 production schedule adjustment, and ($0.2) and $0.9, respectively, of restructuring costs and other costs, including partial offset related to AMJP.
(3) The three and nine months ended September 29, 2022 include the impact of $4.2 of the total charge, mentioned above, in relation to the suspension of activities in Russia. See Note 1 Organization, Basis of Interim Presentation and Recent Developments. The three and nine months ended September 29, 2022 include $0.0 and ($1.9), respectively, of partial offset related to AMJP. The three and nine months ended September 30, 2021 include ($0.2) and $0.0, respectively, of restructuring costs and other costs, including partial offset related to AMJP.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

23.  Restructuring Costs
The Company's results of operations for both the three and nine months ended September 29, 2022 and September 30, 2021 include restructuring costs related to actions the Company has taken to align costs to updated production levels that have been directed by the Company's customers (restructuring activity). Largely beginning in the first quarter of 2020, the Company's customers, including Boeing and Airbus, significantly reduced their overall production rates as a result of the COVID-19 pandemic and, in the case of Boeing, the B737 MAX grounding. The restructuring activity materially affected the scope of operations and manner in which business is conducted by the Company compared to periods prior to the restructuring activities.
Restructuring costs are presented separately as a component of operating loss on the Condensed Consolidated Statements of Operations. The total restructuring costs for the three and nine months ended September 29, 2022 were $0.0 and $0.2, respectively, and are included in segment operating margins for the Commercial Segment.
For the three and nine months ended September 30, 2021, total restructuring costs of $0.8 and $8.1, respectively, were comprised largely of costs incurred during the period related to site closures. The total amount for the three and nine months ended September 30, 2021 was $0.7 and $6.7, respectively, for the Commercial Segment, $0.1 and $1.2, respectively, for the Defense & Space Segment, and $0.0 and $0.2, respectively, for the Aftermarket Segment.

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

Global Economic Events

Global economic conditions may impact our results of operations. Russia’s February 2022 invasion of Ukraine, the resultant sanctions and other measures imposed by the U.S. and other governments, and other related impacts have resulted in economic and political uncertainty and risks. In response to the Russian invasion of Ukraine, and the associated U.S. sanctions, the Company suspended all sanctioned activities relating to Russia, primarily consisting of sales and service activities. In the second quarter of 2022, we recorded an aggregate pre-tax loss of $28.1 million related to adjustments of certain assets and liabilities associated with sanctioned Russian business activities. The charges are included on the Condensed Consolidated Statements of Operations for the nine months ended September 29, 2022. Continuation or significant expansion of economic disruption or escalation of the conflict, or other geopolitical events of a similar nature, could have a material adverse effect on orders from our customers, the public’s ability or willingness to continue to travel, and/or our results of operations. Energy, freight, raw material and other costs have been impacted by, and may continue to be impacted by, the conflict. These costs have also been impacted by global inflationary pressures, including significant increases in inflation in many countries in which we operate. Our associated estimates of such costs, where applicable, use the most recent information available. The economic impact of inflation, together with the impact of increases in interest rates and actions taken to attempt to reduce inflation, may have a significant effect on the global economy, air travel, our supply chain and our customers, and, as a result, on our business. We continue to monitor and evaluate related risks and uncertainties, including the items discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K").

COVID-19

During the nine months ended September 29, 2022, the lingering effects of the COVID-19 pandemic continued to have a significant negative impact on the aviation industry, our customers, and our business globally. Due to the uncertain nature of current conditions around the world, and the capability of conditions to evolve rapidly, we are unable to predict accurately the impact that COVID-19 will have on our business going forward, including for the reasons stated in the 2021 Form 10-K. Our expectation is that our business operations will not improve until our customers are willing to produce aircraft at sufficient levels, which is dependent upon the public's willingness to use aircraft travel, sufficient OEM orders (without suspension) from airlines and the financial resources of airlines, other companies and individuals.

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

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. On November 18, 2020, the FAA issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes to be made before the aircraft returned to service. Boeing's deliveries of the B737 MAX resumed in the fourth quarter of 2020. Since November 2020, regulators from Brazil, Canada, the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service. The Civil Aviation Administration of China, which is the most significant country remaining to allow the B737 MAX to return to service, issued an airworthiness directive in December 2021, directing corrective actions necessary to allow for return to service, and held a special meeting in September 2022 to review the training specifications for the aircraft. No timetable has been established for ungrounding the B737 MAX in China. During the nine months ended September 29, 2022, Boeing continued to announce orders for the B737 MAX, and air carriers generally continued resuming flights on the aircraft.

We expect that ongoing demand challenges from the B737 MAX grounding will continue to be exacerbated by the COVID-19 pandemic because other programs that mitigate the strain of the lower B737 MAX production rate are producing at lower rates. We expect that domestic air travel demand will continue to improve in the near term with international air travel demand continuing to lag behind. As a result, we expect that the B737 MAX and other narrowbody production rates will recover to pre-pandemic levels before widebody production rates. We expect that air travel demand will continue to improve from 2021 levels, with the overall pace of any recovery of air travel demand dependent on the availability, speed and acceptance of vaccinations, the occurrence and spread of continued COVID-19 mutations, the effectiveness of vaccines on new strains of the COVID-19 virus, and governmental travel restrictions. For additional information, see the “Risk Factors” section of our 2021 Form 10-K.

The 737 MAX 7 and MAX 10 models are currently going through Federal Aviation Administration (FAA) certification activities. If our customer is unable to achieve certification of these models or the entry into service is inconsistent with current assumptions, future revenues, earnings and cash flows are likely to be adversely impacted.

B787 Program

In the year ended December 31, 2020, production rate decreases from our customer on the B787 program resulted in incremental forward loss charges of $192.5 million. During the year ended December 31, 2021, the combination of further production rate decreases from our customer and estimated costs of rework and engineering changes resulted in incremental forward loss charges of $153.5 million. For the three and nine months ended September 29, 2022, our estimates for further production rate decreases and build schedule changes, supply chain costs, and other costs, including costs of rework, drove additional forward losses of $11.0 million and $55.3 million on the program, respectively. Changes to the scope of quality issues and any associated rework may increase or decrease the total estimated loss provision. Additionally, production rate changes, changes in cost assessments, or claims could result in additional incremental forward loss charges. See also Note 20 Commitments, Contingencies and Guarantees.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
	($ in millions)		($ in millions)
Revenue	$1,276.9	$980.0	$3,709.5	$2,882.9
Cost of sales	1,194.0	1,036.2	3,611.4	3,009.4
Gross profit (loss)	82.9	(56.2)	98.1	(126.5)
Selling, general and administrative	69.1	86.8	203.8	211.3
Restructuring costs	—	0.8	0.2	8.1
Research and development	9.3	12.8	36.5	34.3
Operating income (loss)	4.5	(156.6)	(142.4)	(380.2)
Interest expense and financing fee amortization	(56.8)	(58.8)	(170.8)	(177.7)
Other income (expense), net	(42.1)	94.8	30.2	138.7
Loss before income taxes and equity in net loss of affiliates	(94.4)	(120.6)	(283.0)	(419.2)
Income tax (expense) benefit	(32.9)	7.9	(18.4)	0.6
Loss before equity in net loss of affiliates	(127.3)	(112.7)	(301.4)	(418.6)
Equity in net loss of affiliates	(0.3)	(0.9)	(1.2)	(1.9)
Net loss	$(127.6)	$(113.6)	$(302.6)	$(420.5)

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Nine Months Ended
Model	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
B737	69	47	200	111
B747	—	1	1	4
B767	7	8	23	27
B777	8	7	19	18
B787	6	5	13	31
Total Boeing	90	68	256	191
A220(1)	12	10	46	37
A320 Family	145	105	447	331
A330	8	6	20	15
A350	11	9	37	32
Total Airbus	176	130	550	415
Total Business and Regional Jets	50	50	149	139
Total	316	248	955	745

(1) Beginning in 2022, A220 deliveries reflect the number of wing end item deliveries instead of pylon end item deliveries, as previously reported. A220 deliveries for the three and nine months ended September 30, 2021 have been updated to reflect wing units.

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

Net revenues by prime customer are as follows:

	Three Months Ended		Nine Months Ended
Prime Customer	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
	($ in millions)		($ in millions)
Boeing	$824.3	$566.1	$2,233.7	$1,595.8
Airbus	237.2	211.6	822.2	687.8
Other	215.4	202.3	653.6	599.3
Total net revenues	$1,276.9	$980.0	$3,709.5	$2,882.9

Changes in Estimates

During the third quarter of 2022, we recognized unfavorable changes in estimates of $54.0 million, which included net forward loss charges of $49.1 million, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2022 of $4.9 million. The forward losses in the third quarter were primarily driven by losses on the A350, B787, and RB3070 programs. Increased cost estimates for production on the A350 program resulted in a forward loss reflecting additional labor, freight, and other cost requirements driven by parts shortages and production and quality issues. The B787 program forward loss was driven by increased cost estimates for supply chain, rework, and fixed cost absorption. The RB3070 nacelle program forward loss taken this quarter was driven by increased engineering cost estimates. To a lesser extent, the B767, KC-46 Tanker, and A330 programs each had adjustments to increase the forward loss charges in the third quarter of 2022. The unfavorable cumulative catch-up adjustments primarily relate to adjustments for production schedule changes and increased costs on the A320 program. As referenced above, we utilize a periodic forecasting process to assess the progress and performance of our programs. We may continue to experience forward losses in the future as a result of production schedule impacts from our customers, increases in costs related to persistent inflation, or other factors resulting in cost estimates higher than our original forecast.

During the same period in the prior year, we recognized total unfavorable changes in estimates of $73.2 million, which included net forward loss charges of $70.4 million, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2020 of $2.8 million.

Three Months Ended September 29, 2022 as Compared to Three Months Ended September 30, 2021

Revenue.  Net revenue for the three months ended September 29, 2022 was $1,276.9 million, an increase of $296.9 million, or 30.3%, compared to net revenue of $980.0 million for the same period in the prior year. The increase in revenue was primarily driven by increased Commercial Segment production on the B737 MAX program in the current year period. To a lesser extent, the B777, A320, B787, and A350 programs each drove increased revenue period over period in the Commercial Segment, Boeing P-8 and Sikorsky programs each drove increased revenue period over period in the Defense Segment, and our Aftermarket Segment sales also increased period over period. These increases were partially offset by decreased B747 program revenues in the Commercial Segment and decreased KC-46 Tanker revenue in the Defense Segment versus the prior year period. Approximately 83% and 79% of Spirit’s net revenues for the third quarter of 2022 and 2021, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing increased to 90 shipsets during the third quarter of 2022, compared to 68 shipsets delivered in the same period of the prior year, primarily driven by increased production on the B737 MAX program. Total deliveries to Airbus increased to 176 shipsets during the third quarter of 2022, compared to 130 shipsets delivered in the same period of the prior year, primarily driven by increased production on the A320 program. Deliveries for business/regional jet components remained flat with 50 shipsets delivered during the third quarter of 2022, compared to 50 shipsets delivered in the same period of the prior year. In total, deliveries increased to 316 shipsets during the third quarter of 2022, compared to 248 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit.  Gross profit was $82.9 million for the three months ended September 29, 2022, compared to gross loss of ($56.2) million for the same period in the prior year. The increase in profit from the prior year period was primarily driven by Commercial Segment results, which included profit on the increased B737 MAX production revenue mentioned above and a lower forward loss charge than the same period in the prior year on the B787 program. These increases to profit were partially offset by the impact of a greater forward loss charge in the current year period, relative to the prior year period, on the A350 program and a forward loss charge taken in the current year period on the RB3070 nacelle business jet program. In the Defense Segment, the impact of increased classified program profit and the current year absence of a forward loss charge taken in the prior year on the Bell V-280 OTA program were partially offset by margin deterioration, relative to the prior year period, on the Sikorsky CH-53K program. Additionally, the increased profit from the same period in the prior year included greater profit on non-recurring Commercial Segment contracts, greater profit on Aftermarket Segment sales, lower warranty expense, and lower excess capacity production costs in the current year period. In the third quarter of 2022, we recognized $31.4 million of excess capacity production costs driven by production schedule changes on B737 MAX, A220 and A320 programs and $0.3 million net workforce adjustments as a result of COVID-19, compared to prior year excess capacity cost of $57.1 million and abnormal costs related to workforce adjustments, net of the U.S. employee retention credit and U.K. government subsidies, of $2.6 million. In the third quarter of 2022, we recognized $4.9 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2022, and $49.1 million of net forward loss charges. As mentioned in the Changes in Estimates section above, the forward losses recorded in the third quarter of 2022 were driven by increased cost estimates for production on the A350 program, increased engineering cost estimates on the RB3070 program, and increased cost estimates for supply chain, rework, and fixed cost absorption on the B787 program. In the third quarter of 2021, we recorded $2.8 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2021, and $70.4 million of net forward loss charges primarily related to the impact of reduced production volumes and production schedule changes on the B787 and A350 programs.

SG&A and Research and Development. Current period SG&A was lower than the prior year period by $17.7 million, primarily due to a net $26.6 million charge to SG&A in the prior year period related to a court ruling. The prior year charge was partially offset by increased labor and administrative activity, relative to the prior year period, for the three months ended September 29, 2022. Relatively less research and development activity drove expense $3.5 million lower for the three months ended September 29, 2022, as compared to the same period in the prior year.

Restructuring Costs. Restructuring costs for cost-alignment and headcount reductions as a result of B737 MAX grounding and COVID-19 decreased $0.8 million for the three months ended September 29, 2022, as compared to the same period in the prior year. There were no restructuring costs recorded in the current period, and the variance reflects the cost-alignment and headcount reduction activity executed in the prior year period.

Operating (Loss) Income.  Operating income for the three months ended September 29, 2022 was $4.5 million, an increase of $161.1 million, compared to operating loss of $156.6 million for the same period in the prior year. The variance reflects the increased gross profit on sales and changes to restructuring costs, SG&A costs, and research and development costs mentioned above.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended September 29, 2022 decreased $2 million compared to the same period in the prior year, driven by the impact of lower interest expense on the repayable investment agreement with BEIS which was in place in the prior year period but fully settled prior to the current year period. See also Note 21 Other Income (Expense), Net. The three months ended September 29, 2022 includes $51.3 million of interest and fees paid or accrued in connection with long-term debt and $1.9 million in amortization of deferred financing costs and original issue discount, compared to $47.6 million of interest and fees paid or accrued in connection with long-term debt and $2.2 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. See also Note 15 Debt.

Other (Expense) Income, net. Other expense, net for the three months ended September 29, 2022 was ($42.1) million, compared to other income of $94.8 million for the same period in the prior year, an increase in expense of $136.9 million. The increase in other expense primarily reflects net pension related expense in the current year period of $(56.4) million versus net pension related income of $84.8 million in the prior year period. The respective pension income/expense values are separately driven by special accounting impacts related to pension plan termination activities that were respectively undertaken in each period. See also Note 16 Pension and Other Post-Retirement Benefits. A gain of $10.0 million related to the termination of a joint venture agreement, increased loss on foreign currency forward contracts relative to the prior year period, and increased net loss on sale of receivables drive the remaining variance. See also Note 21 Other Income (Expense), Net.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing asset and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of September 29, 2022. The net valuation allowance was increased by $48.5 million in the U.S. and increased by $15.0 million in the U.K. for the three months ended September 29, 2022.

The income tax expense for the three months ended September 29, 2022 includes $19.6 million for federal taxes, $4.3 million for state taxes and $9.0 million for foreign taxes. The income tax provision for the three months ended September 30, 2021 includes ($6.4) million for federal taxes, ($0.9) million for state taxes and ($0.6) million for foreign taxes. The effective tax rate for the three months ended September 29, 2022 is (34.73%) as compared to 6.6% for the same period in 2021. As we are reporting a pre-tax loss for the three months ended September 29, 2022, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

The decrease from the U.S. statutory tax rate (resulting in tax expense, given the loss and the negative rate) is attributable primarily to the increase of valuation allowances, partially offset by state and R&D credits generated, net of valuation allowance.

Segments. The following table shows segment revenues and operating income for the three months ended September 29, 2022 and September 30, 2021:

	Three Months Ended
	September 29, 2022	September 30, 2021
	($ in millions)
Segment Revenues
Commercial	$1,034.9	$784.1
Defense & Space	161.7	137.8
Aftermarket	80.3	58.1
	$1,276.9	$980.0
Segment Operating Income (Loss)
Commercial	$45.0	$(72.8)
Defense & Space	18.4	7.9
Aftermarket	19.5	7.9
	$82.9	$(57.0)
SG&A	(69.1)	(86.8)
Research and development	(9.3)	(12.8)
Total operating income (loss)	$4.5	$(156.6)

Commercial segment, Defense & Space segment, and Aftermarket segment represented approximately 81%, 13%, and 6%, respectively, of our net revenues for the three months ended September 29, 2022 and approximately 80%, 14%, and 6%, respectively, of our net revenues for the three months ended September 30, 2021.

Commercial segment.  Commercial segment net revenues for the three months ended September 29, 2022 were $1,034.9 million, an increase of $250.8 million, or 32%, compared to the same period in the prior year. The increase in revenues was primarily driven by increased production on the B737 program versus the prior year period. To a lesser extent, the period over period revenue variance in the Commercial Segment reflects increased production revenues on the B777, A320, B787, and A350 programs, which were partially offset by lower B747 program production revenues and lower business jet program revenues in the current year period.

Commercial segment operating margins were 4% for the three months ended September 29, 2022, compared to (9%) for the same period in the prior year. The margin increase for the three months ended September 29, 2022, as compared to the prior year period, was driven by the impact of profit on increased B737 production revenue and a lower forward loss charge than the same period in the prior year on the B787 program. These increases to margin were partially offset by the impact of a greater forward loss charge in the current year period, relative to the prior year period, on the A350 S15 program and a forward loss charge taken in the current year period on the RB3070 nacelle business jet program. The results also include lower warranty expense and lower excess capacity costs, workforce adjustment costs, and restructuring costs in the current period. In the third quarter of 2022, the segment recorded unfavorable cumulative catch-up adjustments of $6.9 million and net forward loss charges of $47.4 million. In comparison, during the third quarter of 2021, the segment recorded unfavorable cumulative catch-up adjustments of $3.4 million and net forward loss charges of $61.5 million. For the three months ended September 29, 2022, the Commercial segment included $29.9 million of excess capacity production costs, $0.3 million net workforce adjustments as a result of COVID-19, and no net restructuring and other costs, compared with excess capacity costs of $54.8 million, net workforce reductions of $2.6 million, and restructuring costs of $0.7 million for the same period in the prior year.

Defense & Space segment. Defense & Space segment net revenues for the three months ended September 29, 2022 were $161.7 million, an increase of $23.9 million, or 17%, compared to the same period in the prior year. The variance from the prior year period includes the impact of increased production revenue on the Boeing P-8 and Sikorsky programs, increased non-recurring Defense Segment program revenues and greater sales of high-temperature materials and composites from our Fiber Materials Inc. subsidiary, partially offset by decreased KC-46 Tanker revenue in the current year period.

Defense & Space segment operating margins increased to 11% for the three months ended September 29, 2022, compared to 6% for the same period in the prior year. The increase in margin over the prior year period was driven by the impact of profit on increased Boeing P-8 production revenue, increased classified program profit, and the current year absence of a forward loss charge taken in the prior year on the Bell V-280 OTA program. These increases to margin were partially offset by margin deterioration in the current year period on the Sikorsky CH-53K program. For the three months ended September 29, 2022 the Defense & Space segment included $1.5 million of excess capacity production costs, compared with excess capacity costs of $2.3 million, and restructuring costs of $0.1 million for the same period in the prior year. The segment recorded favorable cumulative catch-up adjustments of $2.0 million for the three months ended September 29, 2022. The segment recorded net forward loss charges of $1.7 million for the three months ended September 29, 2022. In comparison, during the same period of the prior year, the segment recorded net favorable cumulative catch-up adjustments of $0.6 million and net forward loss charges of $8.9 million.

Aftermarket.   Aftermarket segment net revenues for the three months ended September 29, 2022 were $80.3 million, an increase of $22.2 million, or 38%, compared to the same period in the prior year. Aftermarket segment operating margins were 24% for the three months ended September 29, 2022, compared to 14% for the same period in the prior year. Higher margins were seen on both increased spare part sales and increased maintenance, repair, and overhaul ("MRO") sales activity compared to the same period in the prior year. For the three months ended September 29, 2022 the Aftermarket segment includes no net restructuring and other costs, compared with restructuring costs of $0.0 million for the same period in the prior year.

Nine Months Ended September 29, 2022 as Compared to Nine Months Ended September 30, 2021

Revenue.  Net revenue for the nine months ended September 29, 2022 was $3,709.5 million, an increase of $826.6 million, or 28.7%, compared to net revenue of $2,882.9 million for the same period in the prior year. The increase in revenue was primarily driven by increased Commercial Segment production on the B737 MAX program in the current year period. The remaining increase to prior year revenue included greater Commercial Segment revenues on A220, A320, business jet and B777 programs, partially offset by a decrease in revenue on the B787 and B747 programs, increased Defense Segment Boeing P-8 production revenue relative to the prior year to date period, and greater Aftermarket Segment sales relative to the prior year period. Approximately 82% and 79% of Spirit’s net revenues for the nine months ended September 29, 2022 and September 30, 2021, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing increased to 256 shipsets during the nine months ended September 29, 2022, compared to 191 shipsets delivered in the same period of the prior year, primarily driven by increased B737 deliveries. Total deliveries to Airbus increased to 550 shipsets during the nine months ended September 29, 2022, compared to 415 shipsets delivered in the same period of the prior year, primarily driven by more A320 deliveries in the current year period. Deliveries for business/regional jet components increased to 149 shipsets during the nine months ended September 29, 2022, compared to 139 shipsets delivered in the same period of the prior year. In total, deliveries increased to 955 shipsets during the nine months ended September 29, 2022, compared to 745 shipsets delivered in the same period of the prior year.
Gross (Loss) Profit.  Gross profit was $98.1 million for the nine months ended September 29, 2022, compared to gross loss of ($126.5) million for the same period in the prior year. The $224.6 million increase in profit from the prior year period was primarily driven by Commercial Segment results, which included profit on the increased B737 MAX production revenue mentioned above and a lower forward loss charge than the same period in the prior year on the B787 program. The Commercial Segment also includes the impact of margin deterioration, relative to the prior year period, on the A320, A220, and RB3070 programs. In the Defense Segment, the impact of a lower forward loss charge, relative to the same period in the prior year, on the Bell V-280 OTA program and profit recognized on the increased Boeing P-8 production revenue, mentioned above, drove increased gross profit. The variance in profit from the prior year period also includes the impact of higher COVID related costs in the current year period and the charge, mentioned above, in the second quarter of 2022 in relation to the suspension of activities related to customers in Russia. These increased costs were offset by increased profit on Aftermarket Segment sales, lower excess capacity costs driven by increased production during the current year period on B737 MAX, A220 and A320 programs, and the impact of recognition of the Aviation Manufacturing Jobs Protection Program award, which was awarded in the second half of 2021 and was amortized as a reduction to cost of sales through the applicable production period that included the first three months of the current year. In the nine months ended September 29, 2022, we recognized $126.1 million of excess capacity production costs driven by production schedule changes on B737 MAX, A220 and A320 programs, and $9.8 million of net workforce adjustments as a result of COVID-19, compared to prior year excess capacity cost of $172.2 million and abnormal costs related to workforce adjustments of $7.1 million. In the nine months ended September 29, 2022, we recognized $26.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the nine months ended September 29, 2022, and $136.6 million of net forward loss charges. In the nine months ended September 30, 2021, we recorded $2.5 million of unfavorable cumulative catch-up adjustments related to periods prior to the nine months ended September 30, 2021, and $195.0 million of net forward loss charges.

SG&A and Research and Development. SG&A expense was $7.5 million lower for the nine months ended September 29, 2022, compared to the same period in the prior year. The comparative impact of a net $26.6 million charge to SG&A in the prior year period related to a court ruling was partially offset by increased labor and administrative activity, relative to the prior year period, for the nine months ended September 29, 2022. Greater research and development activity is reflected in research and development expense that was $2.2 million higher for the nine months ended September 29, 2022, as compared to the same period in the prior year.

Restructuring Costs. Restructuring costs of $0.2 million for cost-alignment and headcount reductions as a result of B737 MAX grounding and COVID-19 impacts decreased $7.9 million for the nine months ended September 29, 2022, compared to the same period in the prior year. The variance reflects the relatively higher cost-alignment and headcount reduction activity seen in the prior year period.

Operating (Loss) Income. Operating loss for the nine months ended September 29, 2022 was ($142.4) million, an improvement of $237.8 million, compared to operating loss of ($380.2) million for the same period in the prior year. The improvement reflects the increased gross profit and changes to restructuring costs, SG&A costs, and research and development costs mentioned above.

Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the nine months ended September 29, 2022 decreased $6.9 million compared to the same period in the prior year, driven by lower interest expense on the repayable investment agreement with BEIS which was in place in the prior year period but fully settled during the current period (see Note 21 Other Income (Expense), Net). The nine months ended September 29, 2022 includes $148.9 million of interest and fees paid or accrued in connection with long-term debt and $5.7 million in amortization of deferred financing costs and original issue discount, compared to $143.9 million of interest and fees paid or accrued in connection with long-term debt and $6.8 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. See also Note 15 Debt.

Other (Expense) Income, net. Other income, net for the nine months ended September 29, 2022 was $30.2 million, compared to a net income of $138.7 million for the same period in the prior year. The decrease in other income reflects net pension related expense in the current year period of $(15.1) million versus net pension related income of $137.3 million in the prior year period. The respective pension income/expense values are separately driven by special accounting impacts related to pension plan termination activities that were respectively undertaken in each period. See also Note 16 Pension and Other Post-Retirement Benefits. The increase in other income also reflects a gain in the current period on the settlement of the repayable investment agreement with BEIS (see Note 21 Other Income (Expense), Net), relatively higher foreign currency gains in the current year period, and a gain related to the termination of a joint venture agreement in the current year period. These increases to income were partially offset by losses in the current period related to settlement of hedged foreign currency exchange contracts (see Note 14 Derivative and Hedging Activities), increased excise tax related to a pension plan assets reversion in the current period (see Note 16 Pension and Other Post-Retirement Benefits), and increased loss on sale of receivables as compared to the prior year period (see Note 5 Accounts Receivable and Allowance for Credit Losses).

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing asset and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of September 29, 2022. The net valuation allowance was increased by $92.1 million in the U.S. and increased by $19.2 million in the U.K. for the nine months ended September 29, 2022.

The income tax expense for the nine months ended September 29, 2022 includes $14.2 million for federal taxes, $2.2 million for state taxes and $2.0 million for foreign taxes. The income tax provision for the nine months ended September 30, 2021 includes ($18.7) million for federal taxes, $17.9 million for state taxes and $0.2 million for foreign taxes. The effective tax rate for the nine months ended September 29, 2022 is (6.49%) as compared to 0.15% for the same period in 2021. As we are reporting a pre-tax loss for the nine months ended September 29, 2022, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

The decrease from the U.S. statutory tax rate (resulting in tax expense given the loss and negative rate) is attributable primarily to the increase of valuation allowances, partially offset by state and R&D credits generated, net of valuation allowance.

Segments. The following table shows segment revenues and operating income for the nine months ended September 29, 2022 and September 30, 2021:

	Nine Months Ended
	September 29, 2022	September 30, 2021
	($ in millions)
Segment Revenues
Commercial	$3,004.4	$2,283.8
Defense & Space	466.6	433.0
Aftermarket	238.5	166.1
	$3,709.5	$2,882.9
Segment Operating Income (Loss)
Commercial	$(3.5)	$(200.4)
Defense & Space	52.1	32.3
Aftermarket	49.3	33.5
	$97.9	$(134.6)
SG&A	(203.8)	(211.3)
Research and development	(36.5)	(34.3)
Total operating loss	$(142.4)	$(380.2)

Commercial segment, Defense & Space segment, and Aftermarket segment represented approximately 81%, 13%, and 6%, respectively, of our net revenues for the nine months ended September 29, 2022 and approximately 79%, 15%, and 6% respectively, of our net revenues for the nine months ended September 30, 2021.

Commercial segment.  Commercial segment net revenues for the nine months ended September 29, 2022 were $3,004.4 million, an increase of $720.6 million, or 32%, compared to the same period in the prior year. The increase in revenues was primarily driven by increased production on the B737 MAX program in the current year period. The remaining increase to prior year revenue included greater revenues on increased A220, A320, business jet, B777, and A350 programs production, partially offset by a decrease in revenue on the B787 and B747 programs, and lower net non-recurring program revenues.

Commercial segment operating margins were 0% for the nine months ended September 29, 2022, compared to (9%) for the same period in the prior year. The increase in margin, compared to the same period in the prior year, was driven by the incremental margin impact of the greater volume of B737 program sales, lower forward losses relative to the prior year period on the B787 production program, and lower excess capacity costs and restructuring costs in the current period. To a lesser extent, the variance includes the relative impact of lower forward losses on the A350 program, offset by margin deterioration on the A320, A220, RB3070, and Bombardier business jet programs versus the prior year period. The margin for the nine months ended September 29, 2022 also includes the impact of $23.9 million of the charge, mentioned above, in relation to the suspension of activities related to customers in Russia due to the Russian invasion of Ukraine, and the associated sanctions. For the nine months ended September 29, 2022, the Commercial segment included $119.8 million of excess capacity production costs, $9.8 million of net workforce adjustments as a result of COVID-19, and ($25.5) million, net, of restructuring and other costs, including partial offset related to the Aviation Manufacturing Jobs Protection Program grant of ($28.4) million. compared with excess capacity costs of $163.4 million, net workforce reductions of $7.1 million, and restructuring costs of $6.9 million for the same period in the prior year. For the nine months ended September 29, 2022, the segment recorded unfavorable cumulative catch-up adjustments of $27.8 million and net forward loss charges of $132.6 million. In comparison, for the nine months ended September 30, 2021, the segment recorded unfavorable cumulative catch-up adjustments of $3.1 million and net forward loss charges of $180.3 million.

Defense & Space. Defense & Space segment net revenues for the nine months ended September 29, 2022 were $466.6 million, an increase of $33.6 million, or 8%, compared to the same period in the prior year. The increase from the prior year period includes increased Boeing P-8 program production revenue, increased Sikorsky CH-53K program production revenue, and greater sales of high-temperature materials and composites from our Fiber Materials Inc. subsidiary versus the prior year period, partially offset by lower KC-46 Tanker program production revenue during the current year period.

Defense & Space segment operating margins were 11% for the nine months ended September 29, 2022, compared to 7% for the same period in the prior year. The increase in operating income margin for the segment was driven largely by lower excess capacity production costs, lower restructuring costs, current year recognition of the Aviation Manufacturing Jobs Protection Program grant, the impact of lower forward loss charges, relative to the same period in the prior year, on the Bell V-280 OTA and KC-46 Tanker programs and increased profit recognized on the increased Boeing P-8 production revenue, mentioned above. For the nine months ended September 29, 2022, the Defense & Space segment included $6.3 million of excess capacity production costs and ($2.3) million of partial offset related to the Aviation Manufacturing Jobs Protection Program grant, compared with excess capacity costs of $8.8 million and restructuring costs of $1.2 million for the same period in the prior year. The segment recorded favorable cumulative catch-up adjustments of $1.6 million and net forward loss charges of $4.0 million for the nine months ended September 29, 2022. In comparison, during the same period of the prior year, the segment recorded favorable cumulative catch-up adjustments of $0.6 million and net forward loss charges of $14.7 million.

Aftermarket. Aftermarket segment net revenues for the nine months ended September 29, 2022 were $238.5 million, an increase of $72.4 million, or 44%, compared to the same period in the prior year. The increase reflects greater spare part sales and increased maintenance, repair, and overhaul ("MRO") sales activity compared to the same period in the prior year. Aftermarket segment operating margins were 21% for the nine months ended September 29, 2022, compared to 20% for the same period in the prior year. The margin for the nine months ended September 29, 2022 includes the impact of $4.2 million of the charge, mentioned above, in relation to the suspension of activities related to customers in Russia due to the Russian invasion of Ukraine, and the associated sanctions. For the nine months ended September 29, 2022, the Aftermarket segment included ($1.9) million, net, of restructuring and other costs, including partial offset related to the Aviation Manufacturing Jobs Protection Program grant, compared with restructuring costs of $0.2 million for the same period in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows from continuing operations. Our operating cash flows from continuing operations have been adversely impacted by, among other things, the B737 MAX grounding, the COVID-19 pandemic, production rate changes for the B737 MAX program and other programs, supply chain disruptions, labor shortages and cost increases affecting our business. We expect those adverse impacts to continue for the remainder of 2022 and beyond. For purposes of assessing our liquidity needs in this section, we have assumed that Boeing would not further reduce the B737 MAX production rate and that other customers generally would not further reduce their production rates.

As of September 29, 2022, our debt balance was $3,783.4 million, including $355.4 million of debt classified as short-term. As of September 29, 2022, we had $670.5 million of cash and cash equivalents on the Condensed Consolidated Balance Sheet, which reflects a decrease of $808.1 million from the cash and cash equivalents balance of $1,478.6 million as of December 31, 2021.

Based on current operating trends, we believe our cash on hand and cash flows generated from operations, together with other sources of liquidity and our ability to vary our cost structure quickly, will provide sufficient liquidity for the next twelve months and for the foreseeable future beyond the next twelve months. Beyond the next twelve months, this belief assumes that we will be able to refinance our indebtedness at or prior to maturity with new borrowings or other sources of liquidity. Limitations on our ability to access the capital or credit markets, the cost impacts of additional production rate changes, difficulty with managing costs due to labor shortages, supply chain disruptions, inflation or other factors, or unfavorable terms or general reductions in liquidity, may adversely and materially impact our business, financial condition, and results of operations, and prevent us from being able to meet our obligations as they become due. There can be no assurance that we will be able to access the capital or credit markets or, if we do have such access, that it will be on favorable terms.

Further, we could experience significant fluctuations in our cash flows from period to period, particularly during the continued uncertainty in the timing of the aviation industry recovery and the current challenging macroeconomic environment. We use our cash for many activities, including operations, capital expenditures, debt service, working capital, and M&A integration activities. While we may be able to modify, defer or eliminate some of these uses to manage our cash consumption, other uses are relatively fixed and are difficult to modify in the short-term.

As of September 29, 2022, we were in compliance with all applicable covenants in the agreements governing our indebtedness.

In connection with the Company’s acquisition of select assets of Bombardier aerostructures and aftermarket services businesses on October 30, 2020, the Company acquired certain liabilities as previously disclosed including financial payment obligation under a repayable investment agreement with the U.K.'s Department for Business, Energy and Industrial Strategy. The repayable investment obligation, which was denominated in GBP, was included on the Company’s Consolidated Balance Sheet as of December 31, 2021, as $41.7 million recorded to other current liabilities and $301.9 million recorded to Other non-current liabilities. In January 2022, the Company made repayments of $25.6 million to the UK’s Department for Business Energy and Industrial Strategy for units sold, including interest, in respect to the agreement. In April 2022, the deed of release settled the remaining outstanding repayment obligation in exchange for a payment of $292.8 million. The portion of the payments related to interest expense and the portion of the payments related to principal repayment are included in net cash used in operating activities and net cash used in financing activities, respectively, on the Company's Condensed Consolidated Statement of Cash Flows for the period ended September 29, 2022.

During the year ended December 31, 2021, the Department of Transportation approved our grant claim of $75.5 million filed under the Aviation Manufacturing Jobs Protection Program, a component of the American Rescue Plan Act of 2021. As of September 29, 2022, we have received the full amount approved of $75.5 million. See also Note 5 Accounts Receivable and Allowance for Credit Losses.

We have agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third-party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with us, and they continue to allow us to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s, Airbus’s, and Rolls-Royce's financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing, Airbus, or Rolls-Royce due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues, which could have an adverse impact upon our operating results, financial condition and cash flows. For the nine months ended September 29, 2022, $2,083.0 million of accounts receivable were sold via these arrangements.

Cash Flows

The following table provides a summary of our cash flows for the nine months ended September 29, 2022 and September 30, 2021:

	For the Nine Months Ended
	September 29, 2022	September 30, 2021
	($ in millions)
Net cash (used in) provided by operating activities	$(367.4)	$13.3
Net cash used in investing activities	(88.8)	(106.4)
Net cash used in financing activities	(334.5)	(345.8)
Effect of exchange rate change on cash and cash equivalents	(17.5)	(3.8)
Net decrease in cash, cash equivalents and restricted cash for the period	(808.2)	(442.7)
Cash, cash equivalents, and restricted cash beginning of period	1,498.4	1,893.1
Cash, cash equivalents, and restricted cash, end of period	$690.2	$1,450.4

 Nine Months Ended September 29, 2022 as Compared to Nine Months Ended September 30, 2021

Operating Activities. For the nine months ended September 29, 2022, we had a net cash outflow of $367.4 million from operating activities, an increase in net outflow of $380.7 million compared to a net cash inflow of $13.3 million for the same period in the prior year. The increase in net cash outflow, period over period, primarily represents working capital growth associated with increased production activities as compared to the prior year, and a $227.9 million income tax refund received in the prior year period. The cash outflows from working capital growth offset the impact of comparatively greater earnings and the pension asset reversion to cash discussed in Note 16 Pension and Other Post-Retirement Benefits. The variance to the prior year period also includes cash repayments of $92.3 million made in the current year of the advance payment received from Boeing on the B737 program, and the interest payment associated with the settlement of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. See also Note 12 Advance Payments and Note 21 Other Income (Expense), Net.

Investing Activities. For the nine months ended September 29, 2022, we had a net cash outflow of $88.8 million for investing activities, a decrease in outflow of $17.6 million compared to a net cash outflow of $106.4 million for the same period in the prior year. The decrease primarily relates to the prior year acquisition of Applied Aerodynamics.

Financing Activities. For the nine months ended September 29, 2022, we had a net cash outflow of $334.5 million for financing activities, a decrease in outflow of $11.3 million, compared to a net cash outflow of $345.8 million for the same period in the prior year. The decreased cash outflow was primarily driven by the differences between the $289.5 million current year principal repayment of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy, and the prior year redemption of the $300.0 million principal amount of the $300 million aggregate principal amount of Senior Floating Rate Notes due 2021. During the nine months ended September 29, 2022, we paid a dividend of $3.2 million to our stockholders of record, compared to a dividend of $3.2 million paid in the same period in the prior year. There were no repurchases of Common Stock under our share repurchase program during either the nine months ended September 29, 2022 or September 30, 2021.

Pension and Other Post-Retirement Benefit Obligations

As disclosed in the Company's 2021 Form 10-K, effective October 1, 2021, we spun off a portion of the existing Pension Value Plan ("PVP A"), to a new plan called PVP B. As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At September 29, 2022, a pension reversion asset of $70.7 million is recorded on the Restricted plan assets line item on the Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over the next seven years as amounts are distributed to employees under a qualified compensation and benefit program.

Separately, during the three and nine months ended September 29, 2022, we withdrew $34.0 million of cash from PVP B, which represented an excess plan assets reversion. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2022. Excise tax of $6.8 million related to the reversion of excess plan assets was separately recorded to the Other income (expense), net line item on the Condensed Consolidated Statements of Operations for the nine months ended September 29, 2022. See also Note 21 Other Income (Expense), Net.

In July 2022, the Company adopted and communicated to participants a plan to terminate the Company's Pension Value Plan A ("PVP A"). As further described in the Company's 2021 Form 10-K, the PVP A consists of pension plans which were frozen as of the date Holdings became a standalone company and commenced operations. During the three months ended September 29, 2022, the PVP A plan was amended, providing for an enhancement to benefits the Company is providing to certain U.S. employees in conjunction with the plan termination. The estimated liability impact of this plan amendment, $71.7 million, was recognized immediately as a non-cash, pre-tax non-operating charge for amortization of prior service costs. See also Note 16 Pension and Other Post-Retirement Benefits. In connection with the special accounting related to the termination of the PVP A plan, mentioned above, a subsequent interim measurement of the Company's U.S. pension and other postretirement plan assets and obligations was completed during the three months ended September 29, 2022. The interim measurement included the estimated impact of the plan termination liability and enhanced benefits liability noted above and resulted in an adjustment of $134.4 million to the Accumulated other comprehensive loss line item in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheet for the period ended September 29, 2022, net of the current period settlement loss and amortization of prior service cost impacts included in Net Periodic Pension Expense.

The Company expects to recognize additional non-cash, pre-tax non-operating settlement accounting charges of approximately $80-$100 million related to a bulk lump-sum payment to be made in the fourth quarter of 2022 and first quarter of 2023 and the purchase of annuities for any participants not electing a lump-sum distribution. These amounts will be reflected as settlement charges related to the accelerated recognition of the actuarial losses for the PVP A plan that are currently included in the Accumulated other comprehensive loss line item in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheet for the period ended September 29, 2022. Once these actions are complete, the Company anticipates an after-tax cash reversion of any remaining surplus, which the company currently estimates to be within a range of $120 million to $150 million, which the Company expects to take place in the second quarter of 2023. The amounts of these charges and after-tax reversion are dependent upon finalization of the actuarial assumptions, including discount rate, investment rate of return, and benefit payment selections, as of the measurement date of the settlement, which will take place between the fourth quarter of 2022 and first quarter of 2023.

Our U.S. pension plan remained fully funded at September 29, 2022. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16 Pension and Other Post-Retirement Benefits, for more information on the Company’s pension plans. Other than the reversion of excess plan assets noted above, which was accounted for as a negative contribution, the Company's expected contributions for the current year have not significantly changed from those described in the Company's 2021 Form 10-K. The Shorts’ Pension has been in a deficit position during the current year, and there is a risk that additional contributions will be required from the trustees or the U.K. Pension Regulator as described under Part I, Item 1A. "Risk Factors" of our 2021 Form 10-K.

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into a series of currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling at our operations located in Belfast, Northern Ireland. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through September 2023. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The loss recognized in AOCI was $32.5 million for the nine months ended September 29, 2022. Within the next 12 months, the Company expects to recognize a loss of $25.4 million in earnings related to the foreign currency forward contracts. As of September 29, 2022, the maximum term of the hedged forecasted transaction was 12 months.

Derivatives Not Accounted for as Hedges

During the nine months ended September 29, 2022, the Company entered into foreign currency forward contracts in the amount of $291.5 million to minimize the risk of currency exchange rate movements on the Company's planned settlement of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. During the nine-month period ended September 29, 2022, these foreign currency forward contracts were settled and new contracts were entered into in the amount of $293.7 million, which were also settled during the period. The Company did not designate these forward contracts as hedges or apply hedge accounting to the forward contracts. For the nine months ended September 29, 2022, the Company recorded a net gain of $1.6 million to other income on the Condensed Consolidated Statements of Operations related to the foreign currency forward contracts.

See Note 14 Derivative and Hedging Activities, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Debt and Other Financing Arrangements

As of September 29, 2022, the outstanding balance of the senior secured Term Loan B Credit Agreement was $595.5 million and the carrying value was $593.0 million.

As of September 29, 2022, the outstanding balance of the 2023 Notes and the 2028 Notes was $300.0 million and $700.0 million, respectively, and the carrying value was $299.7 million and $695.7 million, respectively. The carrying value of the 2023 Notes is classified as current on the Condensed Consolidated Balance Sheet as of September 29, 2022

As of September 29, 2022, the outstanding balance of the Second Lien 2025 Notes, First Lien 2025 Notes, and 2026 Notes was $1,200.0 million, $500.0 million, and $300.0 million, respectively, and the carrying value was $1,190.1 million, $496.4 million, and $298.7 million.

See Note 15 Debt, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

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

All of the existing guarantees by the Company and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of the Company and Spirit NC (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of September 29, 2022, indebtedness of our non-guarantor subsidiaries included $295.2 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $16.9 million of finance leases of our non-guarantor subsidiaries.

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

Summarized Statements of Income	Nine months ended September 29, 2022
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$2,821.1	$—
Net Sales to Non-Guarantor Subsidiaries	13.2	24.2
Gross profit on sales to unrelated parties	161.1	—
Gross loss on sales to Non-Guarantor Subsidiaries	(4.4)	(0.7)
(Loss) Income from continuing operations	(257.5)	(4.5)
Net (loss) income	$(257.5)	$(4.5)

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	September 29, 2022	December 31, 2021	September 29, 2022	December 31, 2021
Assets
Cash and cash equivalents	$503.8	$1,291.2	$—	$—
Receivables due from Non-Guarantor Subsidiaries	81.8	51.7	18.4	19.1
Receivables due from unrelated parties	308.6	262.3	—	—
Contract assets	505.9	400.5	—	—
Inventory, net	800.8	804.9	121.8	139.0
Other current assets	3.5	—	—	—
Total current assets	$2,204.4	$2,810.6	$140.2	$158.1
Loan receivable from Non-Guarantor Subsidiaries	295.2	107.2	—	—
Property, plant and equipment, net	1,508.4	1,591.2	214.6	242.6
Pension assets, net	278.6	505.9	—	—
Other non-current assets	296.1	313.3	5.4	5.8
Total non-current assets	$2,378.3	$2,517.6	$220.0	$248.4
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$130.3	$86.3	$7.0	$10.5
Accounts payable to unrelated parties	616.2	516.3	22.4	22.3
Accrued expenses	331.4	279.5	2.2	0.6
Current portion of long-term debt	349.1	42.9	1.1	1.1
Other current liabilities	319.4	487.9	0.5	0.6
Total current liabilities	$1,746.4	$1,412.9	$33.2	$35.1
Long-term debt	3,411.7	3,721.5	4.7	5.5
Contract liabilities, long-term	267.7	289.1	—	—
Forward loss provision, long-term	192.1	283.0	—	—
Other non-current liabilities	491.0	565.9	4.8	5.2
Total non-current liabilities	$4,362.5	$4,859.5	$9.5	$10.7

Supply Chain Financing Applicable to Suppliers

We have provided our suppliers with access to a supply chain financing program through a facility with a third-party financing institution. This program was primarily entered into as a result of seeking payment term extensions with suppliers, and the program allows suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition. During the nine-month period ended September 29, 2022, we increased capacity under our existing supply chain financing program in order to support increases to production. While our suppliers’ access to this supply chain financing program could be curtailed if our credit ratings are downgraded, we do not expect that changes in the availability of supply chain financing to our suppliers will have a significant impact on our liquidity.

The balance of payables to suppliers who elected to participate in the supply chain financing program included in our accounts payable balance as of September 29, 2022 was $103.5 million. The balance as of September 30, 2021 was $58.9 million. Payables to suppliers who elected to participate in the supply chain financing program increased by $44.6 million during the nine-month period ended September 29, 2022. Payables to suppliers who elected to participate in the supply chain financing program did not significantly increase or decrease during the nine-month period ended September 30, 2021 The changes in each period primarily reflect purchases from suppliers related to production levels during the applicable period.

Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of September 29, 2022, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $208.5 million.

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, Spirit and Boeing entered into a Memorandum of Agreement on April 12, 2019 (the "2019 MOA"), which included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123 million, which was received during the third quarter of 2019. The parties entered into another memorandum of agreement on February 6, 2020 (the "2020 MOA"), which extended the repayment date of the $123 million advance received by Spirit under the 2019 MOA to 2022. The 2020

MOA also required Boeing to pay $225 million to Spirit in the first quarter of 2020, consisting of (i) $70 million in support of Spirit's inventory and production stabilization, of which $10 million was repaid by Spirit in 2021, and (ii) $155 million as an incremental pre-payment for costs and shipset deliveries over the next two years. On February 9, 2021, Spirit signed a letter of agreement under which Boeing paid $38.5 million to Spirit in the first quarter of 2021, which consisted of (i) $68.5 million as additional pre-payment for the costs and shipset deliveries less the (ii) $30 million credit owed to Boeing for rate-based pricing premium. During the nine-month period ended September 29, 2022, $92.3 million of the advance payment was repaid. As of September 29, 2022, the amount of advance payments received from Boeing and not yet repaid was $30.7 million.

Other. The Advance payments, short-term line item on the Condensed Consolidated Balance Sheet for the period ended September 29, 2022 includes $18.9 million related to payment received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

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

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•the impact of the COVID-19 pandemic on our business and operations, including on the demand for our and our customers’ products and services, on trade and transport restrictions, on the global aerospace supply chain, on our ability to attract and retain the skilled work force necessary for production and development in an extremely competitive market, and generally on our ability to effectively manage the impacts of the COVID-19 pandemic on our business operations;
•the general effect of geopolitical conditions, including Russia’s invasion of Ukraine and the resultant sanctions being imposed in response to the conflict, or other events, such as pandemics, on the demand for our products and services and on the industries and markets in which we operate in the U.S. and globally;
•the effect of economic conditions, including increases in interest rates and inflation, on the demand for our products and services and on the industries and markets in which we operate in the U.S. and globally
•the timing and conditions surrounding the full worldwide return to service (including receiving the remaining regulatory approvals) of the B737 MAX, future demand for the aircraft, and any residual impacts of the B737 MAX grounding on production rates for the aircraft;
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
•our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components, including increases in energy, freight, and other raw material costs as a result of inflation or continued global inflationary pressures and the continued impact of sanctions being imposed in response to Russia’s invasion of Ukraine;
•our ability and our suppliers’ ability to meet stringent delivery (including quality and timeliness) standards and accommodate changes in the build rates of aircraft, including the ability to staff appropriately for current production volumes and anticipated production volume increases;
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2022 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of our Common Stock that is registered pursuant to Section 12 of the Exchange Act during the three months ended September 29, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

July 1, 2022 - August 4, 2022	1,421	$32.76	—	$925.0
August 5, 2022 - September 1, 2022	12,321	$30.67	—	$925.0
September 2, 2022 - September 29, 2022	148	$23.70	—	$925.0
Total	13,890	$30.84	—	$925.0

(1) 13,890 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the 2014 Omnibus Incentive Plan. No purchases were made under our Board-approved share repurchase program.

(2) The total authorization amount remaining under the Company's Board-approved share repurchase program is $925.0 million. Share repurchases are currently on hold. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents

10.1††	Amendment No. 37 to Special Business Provisions (SBP) BCA-MS-65530-0019 by and between Spirit AeroSystems, Inc. and The Boeing Company

10.2††	Amendment 48 to Special Business Provisions (SBP) MS-65530-0016 by and between Spirit AeroSystems, Inc. and The Boeing Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

††	Indicates that portions of the exhibit have been omitted and separately filed with Securities and Exchange Commission pursuant to a request for confidential treatment

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	November 3, 2022
Mark J. Suchinski	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon Ward	Vice President, Corporate Controller	November 3, 2022
Damon Ward	(Principal Accounting Officer)