Form 10-K
period 2022-12-31
Spirit AeroSystems Holdings, Inc.
filed 2023-02-17
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on June 30, 2022, as reported on the New York Stock Exchange was approximately $3.1 billion.
As of January 20, 2023, the registrant had outstanding 105,250,292 shares of class A common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:
•the general effect of geopolitical conditions, including Russia’s invasion of Ukraine and the resultant sanctions being imposed in response to the conflict, including any trade and transport restrictions;
•the impact of significant health events, such as pandemics, contagions or other public health emergencies (including the COVID-19 pandemic) or fear of such events, on the demand for our and our customers’ products and services, the industries and markets in which we operate in the U.S. and globally;
•our ability, and our suppliers' ability, to attract and retain the skilled work force necessary for production and development in an extremely competitive market;
•the effect of economic conditions, including increases in interest rates and inflation, on the demand for our and our customers’ products and services, on the industries and markets in which we operate in the U.S. and globally, and on the global aerospace supply chain;
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
•our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components, including increases in energy, freight, and other raw material costs as a result of inflation or continued global inflationary pressures;
•our ability and our suppliers’ ability to meet stringent delivery (including quality and timeliness) standards and accommodate changes in the build rates or model mix of aircraft, including the ability to staff appropriately for current production volumes and anticipated production volume increases;
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
•our ability to effectively integrate recent acquisitions, along with other acquisitions we pursue, and generate synergies and other cost savings therefrom, while avoiding unexpected costs, charges, expenses, and adverse changes to business relationships and business disruptions;
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
The Company, incorporated in Delaware with its headquarters in Wichita, Kansas, is one of the world's largest non-Original Equipment Manufacturer ("OEM") manufacturers of aerostructures, serving markets for commercial airplanes, military platforms and business/regional jets. With expertise in aluminum and advanced composite manufacturing solutions, the Company's core products include fuselages, integrated wings and wing components, pylons and nacelles. The Company also serves the aftermarket for commercial and military platforms. In addition to commercial aircraft structures, we also design, engineer, and manufacture structural components for military aircraft and other applications. A portion of our defense business is classified by the U.S. Government and cannot be specifically described; however, it is included in our consolidated financial statements. We are a critical partner to our commercial and defense customers due to the broad range of products and services we currently supply to them across the product lifecycle and our leading design and manufacturing capabilities using both metallic and composite materials. For the twelve months ended December 31, 2022, we generated net revenues of $5,029.6 million and had net loss of $546.2 million.
Operating Segments and Products
We operate in three principal segments: Commercial, Defense & Space, and Aftermarket. The table below, and following segment information, describes the business of each segment, including facility locations, key programs, and descriptions of the work performed in each segment.

Segment	Percentage of Net Revenues for the Twelve Months Ended December 31, 2022, 2021, and 2020, respectively	Locations	Programs
Commercial	81%, 79%, and 80%	Wichita, KS; Tulsa, OK; Kinston, NC; Prestwick, Scotland; St.-Nazaire, France; Subang, Malaysia; Casablanca, Morocco; Belfast, Northern Ireland	B737, B747, B767, B777, B787, A220, A320 family, A330, A350 XWB, Learjet 75, Global 5000, Global 6000, Global 7500, Challenger 350, Challenger 650, Rolls-Royce BR725 and BR 710 Nacelles, RB3070, Trent, City Airbus, IAE V2500
Defense & Space	13%, 15%, and 14%	Wichita, KS; Tulsa, OK; Biddeford, ME; Woonsocket, RI; Belfast, Northern Ireland; Prestwick, Scotland	Classified program(s), Sikorsky CH-53K, Bell V-280, Common Hypersonic Glide Body (C-HGB), NASA MSR, NASA Mars 2020, Trident D5, Standard Missile, Patriot Missile, THAAD, B-52, KC-135, Sierra Space Dream Chaser Cargo Module
Aftermarket	6%, 6%, and 6%	Wichita, KS; Tulsa, OK; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland	Various

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
•Wing structures - framework that consists mainly of spars, ribs, fixed leading edges, stringers, trailing edges, and flap track beams; and
•Fully functional and tested wing systems.

Net revenue in the Commercial segment amounted to $4,068.4 million, $3,128.1 million, and $2,711.3 million in 2022, 2021, and 2020, respectively.

Defense & Space. The Defense & Space segment includes design and manufacturing of the following, primarily for U.S. Government defense programs:
•Fuselage, strut, nacelle, and wing aerostructures: Fabrication, bonding, assembly, testing tooling, processing, engineering analysis, and training;
•Missiles and Hypersonics: Solid rocket motor throats and nozzles, re-entry vehicle thermal protections systems;
•Rotorcraft aerostructures: Forward cockpit and cabin, fuselage; and
•Classified programs.

Net revenue in the Defense & Space segment amounted to $649.8 million, $585.0 million, and $491.3 million in 2022, 2021, and 2020, respectively.

Aftermarket. The Aftermarket segment includes development, production, and marketing of the following:
•Maintenance, Repair and Overhaul (MRO) services related to Commercial and Defense & Space programs;
•Fuselage, strut, nacelle, and wing aerostructures spare parts;
•Repairs for flight control surfaces and nacelles;
•Radome repairs;
•Rotable assets trading and leasing;
•Engineering services;
•Advanced composite repair; and
•Other MRO services.

Net revenue in the Aftermarket segment amounted to $311.4 million, $239.9 million, and $202.2 million in 2022, 2021, and 2020, respectively.

Our largest customer, Boeing, represents a substantial portion of our revenues in the Commercial segment. Our second largest customer, Airbus, also represents a substantial portion of revenues in the Commercial segment. Approximately 65%, 60%, and 64% of Commercial segment net revenues came from the Company's contracts with Boeing for the twelve months ended December 31, 2022, 2021, and 2020, respectively. Approximately 27%, 30%, and 28% of Commercial segment net revenues came from the Company's contracts with Airbus for the twelve months ended December 31, 2022, 2021, and 2020, respectively. A material portion of Defense & Space segment revenue is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. A substantial portion of our Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. A significant portion of the Company's Defense & Space segment net revenues came from the Company's contracts with two individual customers for the twelve months ended December 31, 2022, 2021, and 2020, respectively. Approximately 48%, 44%, and 80% of Aftermarket segment net revenues came from our contracts with an individual customer for the twelve months ended December 31, 2022, 2021, and 2020, respectively. Individual customers other than those referred to above do not represent a significant portion of any of our primary segment's revenues and are not expected to in the near future.
Our Manufacturing, Engineering, and Support Services
Manufacturing
Our expertise is in designing, engineering, and manufacturing large-scale, complex aerostructures. As of December 31, 2022, we maintain state-of-the-art manufacturing facilities located in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Biddeford, Maine; Woonsocket, Rhode Island; Dallas, Texas; Prestwick, Scotland; Saint-Nazaire, France; Subang, Malaysia; Casablanca, Morocco; and Belfast, Northern Ireland.
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
Engineering
The Company is an industry leader in aerospace engineering with access to talent across the globe. The purpose of the engineering organization is to provide support for new and ongoing designs, technology innovation, research and development for customer advancements, and production-related process improvements. We possess a broad base of engineering skills for design, analysis, test, certification, tooling, and support of major fuselage, wing, and propulsion assemblies using both metallic and composite materials. In addition, our regulatory certification expertise helps ensure associated designs and design changes are compliant with applicable regulations.
Our industry-leading engineering capabilities are key strategic factors differentiating us from our competitors across our Commercial, Defense & Space, and Aftermarket divisions.
Spirit AeroSystems Aftermarket Solutions ("SAAS”)
Through SAAS, we provide rotable assets, spare parts, repair solutions, and engineering services. Our inventory of rotable assets is available for lease, exchange, and purchase. Additionally, our global repair stations are staffed with technicians specializing in advanced composite repair techniques. We provide MRO services for both metallic and composite components, either on site or at certified MRO stations. We are equipped with original production manufacturing tooling and specialize in service bulletin maintenance for the Company's nacelle components.

Product	Description	Aircraft Program
MRO	Certified repair stations that provide complete on-site repair and overhaul; maintains global partnerships to support MRO services	B737, B747, B757, B767, B777, B787, Rolls-Royce BR725, ERJ, CRJ, E4B, A320, A330
Rotable Assets	Maintain a pool of rotable assets for sale, exchange, and/or lease. Rotable assets refer to parts that can be used many times by repairing them.	B737, B747, B767, B777, Rolls-Royce BR725, ERJ, CRJ, E4B, A320, A330
Engineering Services	Engineering, tooling, and measurement services. On-call field service representatives.	Multiple programs
Business Development
The Company’s core products include fuselages, struts/pylons, nacelles, and wing components, and we continue to focus on business growth through the application of core competencies as key strengths, including design for manufacturability, materials utilization expertise, targeted automation, advanced tooling and testing concepts, and determinate assembly to enable cost-effective, highly efficient production. We invest in research and development and new technology to bring the most advanced techniques, manufacturing, and automation to our customers.
The Company applies extensive experience in advanced material systems, manufacturing technologies, and prototyping to continually invent and patent new technologies that improve quality, lower costs, and increase production capabilities. Our business growth is focused on application of these strengths to expand into new addressable commercial, defense, space and transportation markets and customers.

Defense & Space Business
In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for Boeing’s P-8 and KC-46 Tanker. The Boeing P-8 and KC-46 Tanker are commercial aircraft modified for military use. Other military programs for which we provide products and services are the forward cockpit and cabin for the Sikorsky CH-53K Helicopter and development work of the B-21 Raider. In 2022 we were awarded several contracts, including the Nacelle and Pylon for the B-52 Commercial Engine Replacement Program (“CERP”), Horizontal Stabilizer for KC-135, Cargo Module for Sierra Space’s Dream chaser, and BAE Systems next generation aircraft programs. With the acquisition of T.E.A.M., Inc. in November 2022, we expect to expand our ability to develop affordable carbon-carbon solutions for application in a wide range of hypersonics, missile, interceptor, and target programs. We are also under contract to complete the Future Vertical Lift Capability Set III Competitive Demonstration and Risk Reduction efforts. This phase is the competitive Pre-EMD efforts prior to a program of record contract award. Our statement of work is the fuselage structure for the Bell Helicopter V-280 Valor tilt-rotor offering. We have contracts on multiple funded military programs that are classified by the U.S. Government, including the B-21 Raider program, and cannot be specifically described. The operating results of these classified contracts are included in our consolidated financial statements. The business risks associated with classified contracts historically have not differed materially from those of our other U.S. Government contracts. Our internal controls addressing the financial reporting of classified contracts are consistent with our internal controls for our non-classified contracts.
The following table summarizes by product and program what we currently have under contract.

Product	Applicable Segment	Description	Military Program
Fixed Wing Aircraft	Defense & Space	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	Various
Nacelle & Pylons	Defense & Space	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	B-52
Rotorcraft	Defense & Space	Forward cockpit and cabin, fuselage	Sikorsky CH-53K, Bell V-280
Missiles & Hypersonics	Defense & Space	Solid rocket motor throats and nozzles, Re-entry vehicle thermal protection systems
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
Our Customers
Our revenues are substantially dependent on Boeing and Airbus. The loss of either of these customers would have a material adverse effect on the Company. For the twelve months ended December 31, 2022, approximately 60% and 22% of our net revenues were generated from sales to Boeing and Airbus, respectively. For the twelve months ended December 31, 2021, approximately 56% and 24% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier for nearly all the products we sell to Boeing and Airbus.
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
Other Customers
Other customers include Lockheed Martin, Northrop Grumman, Bombardier and Rolls-Royce.
U.S. and International Customer Mix
Although most of our revenues are obtained from sales inside the U.S., we generated $1,215.1 million, $1,130.8 million, and $767.2 million in sales to international customers for the twelve months ended December 31, 2022, 2021, and 2020, respectively, primarily to Airbus. This international revenue is primarily included in the Commercial segment. The portion of international revenue included in the Aftermarket segment, primarily out of our Belfast, Northern Ireland location, represents a significant amount of its segment revenues. Approximately 18% of our long-lived assets based on book value are located in the United Kingdom ("U.K."), with approximately another 4% of our long-lived assets located in countries outside the U.S. and the U.K.
Our Relationship with Boeing
A significant portion of Spirit’s operations related to Boeing aerostructures was owned and controlled by Boeing until 2005. In 2005, Spirit Holdings became a standalone Delaware company, and commenced operations through the acquisition of Boeing’s operations in Wichita, Kansas, Tulsa, Oklahoma, and McAlester, Oklahoma (the “Boeing Acquisition”).

In connection with the Boeing Acquisition, we entered into long-term supply agreements under which we are Boeing’s exclusive supplier for substantially all of the products and services previously provided by Boeing's commercial aerostructures manufacturing operations in Wichita, Kansas and Tulsa and McAlester, Oklahoma to Boeing prior to the Boeing Acquisition. These supply agreements include products for Boeing’s B737, B747, B767, and B777 commercial aircraft programs, as well as for certain products for Boeing’s B787 program. These supply agreements cover the life of these programs, including any commercial derivative models.
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
The Sustaining Agreement is a requirements contract that covers certain products, including fuselages, struts/pylons, and nacelles (including thrust reversers), wings and wing components, as well as tooling, for the Sustaining Programs for the life of these programs, including any commercial derivative models. During the term of the Sustaining Agreement, and absent a default by Spirit, Boeing is obligated to purchase from Spirit all its requirements for products covered by the Sustaining Agreement. Although Boeing is not required to maintain a minimum production rate, Boeing is subject to a maximum production rate above which it must negotiate with us regarding responsibility for recurring and non-recurring expenditures related to any agreed capacity increase. Boeing owns substantially all the Boeing product-specific tooling used in production or inspection of products covered by the Sustaining Agreement.
Pricing. In September 2017, Boeing and Spirit entered into Amendment 30 to the Sustaining SBP that generally established pricing terms for the Sustaining Program models (excluding the B777X) through December 31, 2022 (with certain limited exceptions).
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
On February 6, 2020, Boeing and Spirit entered into a Memorandum of Agreement (the “2020 MOA”) extending B737 MAX pricing terms through 2033 and updated payment terms.

Advances on the B737 Program.   On April 12, 2019, Boeing and the Company executed a Memorandum of Agreement (the “2019 MOA”). Under the 2019 MOA, the Company received an advance payment from Boeing in the amount of $123 million during the third quarter of 2019. The 2020 MOA provided that the $123 million advance would be repaid by offset against the purchase price for year 2022 shipset deliveries. In the twelve months ended December 31, 2022 the $123 million of advance payments received from Boeing were repaid and there was no balance due as of December 31, 2022.
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
B787 Supply Agreement with Boeing (“B787 Program”)
Overview. Two documents effectively comprise the B787 Program supply contract: (1) the Special Business Provisions (“787 SBP”), which sets forth the specific terms of the B787 Program’s supply arrangement and (2) the General Terms Agreement (“787 GTA” and, together with 787 SBP and (any related purchase order or contract), as amended, the “B787 Agreement”), which sets forth other general contractual provisions, including provisions relating to termination, events of default, assignment, ordering procedures, inspections, and quality controls. The B787 Agreement is a requirements contract pursuant to which Spirit is Boeing’s exclusive supplier for the forward fuselage, fixed, and movable leading wing edges, engine pylons, and related tooling for the B787.
Pricing. In September 2017, Boeing and Spirit entered into Amendment 25 to the B787 Agreement that established pricing terms for the B787-8, -9, and -10 models through line unit 1405 and provided that Boeing and Spirit would negotiate follow-on pricing for line units 1406 and beyond beginning 24 months prior to the scheduled delivery date for line unit 1405. The amendment also implemented updated payment terms, among other things.
In December 2018, Boeing and Spirit executed the 2018 MOA, which also established, among other things, pricing for the B787 for line unit 1004 through line unit 2205, and agreed to establish a joint cost reduction program for the B787. Consistent with the 2018 MOA, on January 30, 2019, Boeing and Spirit executed Amendment 28 to the B787 Agreement to implement the 2018 MOA terms and conditions applicable to the B787 Program.
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
In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 Program or the B787 Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our balance sheet. As of December 31, 2022, the amount of advance payments received by us from Boeing and not yet repaid was $205.4 million.
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
Competition
Although we are one of the largest independent non-OEM aerostructures suppliers based on annual revenues, with an estimated 16% share of the global non-OEM aerostructures market, this market remains highly competitive and fragmented. Our primary competition currently comes from work performed internally by OEMs or other tier-one suppliers, and new direct competitors have emerged and may continue to emerge in the tier-one supplier market. The Company continues to focus on design and manufacturing processes and tools, and cost reduction initiatives. The Company intends to compete by strengthening capabilities and capacity, such as by optimizing parts fabricated and assembled by the Company versus parts outsourced from the supply chain. The Company also intends to compete by strategically targeting organic and inorganic opportunities that enhance and deliver on our strategy. Additionally, we compete by developing technologies and processes that leverage the Company's unique knowledge and capabilities to create value for our customers.

In commercial aerostructures, our principal competitors among OEMs include Boeing and Airbus (including its wholly-owned subsidiaries Airbus Atlantic and Premium Aerotec GmbH).

Our principal competitors among non-OEM tier-1 aerostructures suppliers include Aernnova, GKN Aerospace, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Safran Nacelles, Sonaca, Airbus Atlantic, Airbus Aerostructures, Triumph Group, Inc. (“Triumph”), Leonardo, Turkish Aerospace Industries, Inc. ("TAI"), and Latecoere S.A.

The Company continues to build a larger presence in the defense aerostructures market. The Company's competition in defense aerostructures includes Boeing, Lockheed Martin, Northrop Grumman, Raytheon United Technologies, Leonardo, GKN, Triumph, BAE Systems, Korea Aerospace Industries, and TAI.
Expected Backlog
As of December 31, 2022, our expected backlog associated with large commercial aircraft, business and regional jets, and military equipment deliveries, calculated based on contractual and historical product prices and expected delivery volumes, was approximately $37.1 billion, an increase of $2.5 billion from our corresponding estimate as of December 31, 2021. The increase is primarily driven by increases to the expected backlog of the B737 MAX and B787 programs. A significant majority of our backlog is on programs in our Commercial segment. The B737 MAX program backlog is approximately 58% of our total backlog. The A320 program backlog is approximately 11% of our total backlog. Backlog is calculated based on Boeing’s and Airbus’ announced backlog on our supply agreements (which are based on orders from customers), and the number of units the Company is under contract to produce on our fixed quantity contracts. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contractual terms. For example, our contract with Boeing for the B737 MAX program is a requirements contract, and Boeing can reduce the purchase volume at any time. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2022 may not necessarily represent the actual amount of deliveries or sales for any future period. For additional information on backlog, please see Item 1A. “Risk Factors – Risks Related to Our Industry and Overall Business – Our backlog is subject to change, potentially with short notice.”
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
For additional information on our suppliers, please see Item 1A. “Risk Factors – Risks Related to Our Industry and Overall Business” and "Risk Factors – Risks Related to Our Operations".
Research and Development
We believe that a world-class research and development focus helps maintain our position as an advanced supplier to our OEM customers’ new product development teams and expand our position in emerging markets. As a result, our research and development spend was $50.4 million for the year ended December 31, 2022, $53.3 million for the year ended December 31, 2021, and $38.8 million for the year ended December 31, 2020. Through our research, we strive to develop unique intellectual property and technologies that will improve our products and our customers' products and, at the same time, position us to win work on new products. Our development efforts focus on improving manufacturing processes on our current work and developing new capability and affordable, industrialized technology targeting growth focused initiatives. It also serves as an ongoing process that helps develop ways to reduce production costs and streamline manufacturing processes.
Our research and development is geared toward the design and manufacturing processes for our three business segments and aimed at enabling Spirit to utilize commercial scale and expertise to translate best practices to our growing defense and aftermarket businesses. We maintain seven Distinctive Capability areas (performance architectures, material optimization, product development tools, lean metallics, ultra-competitive composites, affordable tooling, and accelerated learning curves) that guide our research and development strategy to enable growth and sustainability. We are currently focused on research in areas such as advanced metallic joining, low-cost composites, thermoplastics, new material systems, efficient structures, systems integration, advanced design and computational analysis methods, and model-based digital transformation. We collaborate with universities, research facilities, and technology partners in our research and development.

For additional information on research and development, please see Item 1A. “Risk Factors – Risks Related to Our Operations – Our success depends in part on the success of our research and development initiatives.”
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
For additional information on regulatory matters, please see Item 1A. “Risk Factors – Risks Related to Our Governmental and Global Activities”
Human Capital
Employees. Our people are our greatest asset, and we recognize that our ability to attract, develop, motivate and retain a skilled and diverse team is critical to our success. Leadership is committed to creating a culture of responsibility and achievement that supports our employees’ growth and development. We encourage our employees to embrace diversity and give back to the communities where we do business. By allowing employees to thrive, the Company creates a stronger and more dedicated team.
At December 31, 2022, we had approximately 18,235 employees: 12,735 located in our six U.S. facilities, 3,200 located in our Belfast facilities, 1,000 located at our Prestwick facility, 950 located in our Malaysia facility, 250 located in our Morocco facility, and 100 located in our France facility. Of the employees located in our six U.S. facilities noted above, 11,000 were located in Wichita, Kansas; 850 were located in Tulsa Oklahoma; 450 were located in Kinston, North Carolina; 300 were located in Biddeford, Maine; 100 were located in Dallas, Texas and 35 were located in Woonsocket, Rhode Island.
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
The values are enabled through the foundation of Trust and Speak Out: Asking thoughtful questions to enhance understanding; encouraging active listening and considering diverse perspectives; and sharing ideas to reach better decisions and achieve better outcomes.
Adopting and incorporating the Company's values into day-to-day tasks and activities enables the Company to be a trusted partner. We believe practicing transparency, collaboration and inspiration—individually and collectively—supports the Company's efforts to be customer focused, provide on-time delivery, and maintain and improve quality and safety for all.
Code of Business Conduct. The Company is committed to the highest ethical standards and to complying with all laws and regulations applicable to the Company’s business. To support and articulate its commitment and responsibility in this regard, the Company has adopted the Code of Business Conduct (the “Code”). The Code addresses a number of topics, including the Foreign Corrupt Practices Act, conflicts of interest, safeguarding assets, insider trading, and general adherence to laws and regulations. All directors and employees, including executive officers, must comply with the Code. The Code is available on the Company’s website at https://investor.spiritaero.com/corporate-governance/govdocs/.
Diversity, Equity and Inclusion. The Company is committed to creating a world class workforce and is actively working to build an equitable and inclusive culture where all employees' diverse skills and talents are valued. The Company values the full range of differences, perspectives and abilities that our employees bring to the workplace. We strive to create an environment where all employees feel welcomed and have a sense of belonging.
The Company is committed to diversity, equity and inclusion not only because it is the right thing to do, but because greater diversity in an equitable and inclusive work environment results in greater innovation and growth. We believe that combining diverse perspectives helps the Company find new ways to solve problems and innovate for the future. The Company:
•Aims to attract, retain and develop a diverse workforce;
•Strives to integrate equitable and inclusive business practices and capabilities;
•Recognizes and respects the diversity of the marketplace; and
•Works and partners with vendors from a diverse supplier base.
Talent Management. The attraction, retention and development of employees is a critical success factor in meeting the Company's strategy. We seek to provide our employees opportunities for growth through formal and informal development programs that include: training, coaching and mentoring, networking, skills and experience and career planning. Spirit strives to create a culture of empowerment, engagement and performance through our core values. We have a robust talent and succession planning process and have established specialized programs to support the development of our talent pipeline for critical roles throughout the company. Our management and salaried retention rate was 94% in 2022.
Health and Safety. The Company takes steps to comply in all material respects with applicable legal, regulatory and other requirements related to preventing pollution, injury and ill health, and employs industry-leading, technologically sound and economically feasible control mechanisms, procedures and processes. In addition, the Company provides training, education, safety monitoring and auditing, health-awareness programs, and ergonomic support in the Company's offices and factories. We are committed to the safety and health of our employees and work to eliminate injuries and accidents. We evaluate safety performance through multiple indicators, including OSHA recordable injury rates and lost-time incidents.

Labor Relations and Collective Bargaining Agreements
Our principal U.S. collective bargaining agreements were with the following unions as of December 31, 2022:

Union	Percent of our U.S. Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	57%	We have two major agreements - one expires in June 2023 and one expires in November 2027. (Approximately 55% of U.S. employees are represented by the agreement that will expire in June 2023)
The Society of Professional Engineering Employees in Aerospace (SPEEA)	20%	We have two major agreements - one expires in December 2024 and one expires in January 2026.
The International Union, Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	5%	We have one major agreement expiring in December 2025.
The International Brotherhood of Electrical Workers (IBEW)	1%	We have one major agreement expiring in September 2023.
Represented employees noted above were located across our Wichita, Kansas, Tulsa, Oklahoma, and Kinston, North Carolina facilities. U.S. employees located at our Dallas, Texas, Biddeford, Maine, and Woonsocket, Rhode Island locations are not represented.
Approximately 91% of our Prestwick employees are part of the collective bargaining group represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union. These agreements cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. In the first quarter of 2021, the Company negotiated and agreed with Unite, a three-year extension to the pay agreements which are effective from January 2023 to December 2025. The elements of the contract extension remain the same as those in the ten-year agreements.

In the U.K. (Belfast), approximately 84% of the employees are part of the collective group represented by the Trade Unions. Unite the Union is the largest representing approximately 94% of such employees, with General, Municipal, Boilermakers making up the balance. The current agreement covers the period from January 2020 to December 2023.
In France, our employees are represented by CFTC (“Confédération Française des Travailleurs Chrétiens" or "French Confederation of Christian Workers”) and FO (“Force Ouvrière" or "Labor Force”). The Company negotiates yearly on compensation and once every four years on issues related to gender equality and work-life balance. The next election to determine union representation will occur in July 2023.
In Morocco, approximately 65% of our employees are represented by Union Marocain du Travail ("UMT"). We negotiated a three year agreement with UMT that expires in December 2025.
None of our Malaysia employees are currently represented by a union.
We consider our relationships with our employees to be satisfactory.

Available Information
Our Internet address is http://www.spiritaero.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.
We make available through our Internet website, under the heading “Investor Relations,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports after we electronically file such materials with the SEC. Copies of our key corporate governance documents, including Spirit Holdings' Bylaws. The Corporate Governance Guidelines, the Code, the Related Person Transaction Policy, the Finance Code of Professional Conduct, and charters for our Audit Committee, Risk Committee, Compensation Committee, and Corporate Governance and Nominating Committee are also available on our website.
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

Item 1A. Risk Factors

An investment in our securities involves risks and uncertainties. The risks and uncertainties set forth below are those that we believe may materially and adversely affect us, our future business or results of operations, our industry, or investments in our securities. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also materially and adversely affect us, our future business or results of operations, or investments in our securities. The risks speak only as of the date hereof, and new risks may emerge or changes to the foregoing risks may occur that could impact our business. The following is a summary of risks that we deem material, which are described in further detail below:
•Risks Related to Our Industry and Overall Business
•Our business, financial results, and prospects are dependent on global economic and geopolitical conditions and global aviation demand.
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
•Our backlog is subject to change, potentially with short notice.
•Our business depends, in part, on securing work for replacement programs.
•We operate in a very competitive business environment.
•Our commercial business is cyclical and sensitive to commercial airlines' profitability.

•Our business and results of operations have been, and could in the future be, adversely impacted, possibly materially, by pandemics and other public health emergencies, or the fear thereof.
•Our business and results of operations could be adversely affected by disruptions in the global economy caused by Russia’s invasion of Ukraine and related sanctions and other developments.
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
•Significant regulatory, operational, and other risks are posed by climate change and the transition to a “low-carbon” economy in response to climate change.
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
•Risks Related to Our Common Stock
•We cannot assure you that we will declare and pay cash dividends on our Common Stock at historical levels or at all.
•Spirit Holdings’ certificate of incorporation, bylaws and our supply agreements with Boeing contain provisions that could discourage others from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Risks Related to Our Industry and Overall Business

Our business, financial results, and prospects are dependent on global economic and geopolitical conditions and global aviation demand.

The commercial airline industry is impacted by the strength of the global economy and geopolitical events around the world. A protracted economic slump or recession, increases in interest rates and inflation and adverse credit market conditions, or possible exogenous shocks, such as the conflict between Russia and Ukraine, political unrest, terrorist attacks or pandemics, contagions and other health emergencies (including the COVID-19 pandemic), or the fear of any of the foregoing occurring, have in the past caused, and could in the future cause, precipitous declines in air traffic, in turn causing airlines to cancel or delay the purchase of additional new aircraft. The cancellation or delay of new aircraft purchases has in the past resulted in, and could in the future result in, a deterioration of commercial airplane backlogs and a decrease in demand for our commercial aircraft products, which has in the past materially adversely affected, and could in the future materially adversely affect, our business, financial condition, and results of operations.

We largely support commercial aerostructures customers, and our financial results and prospects are almost entirely dependent on global commercial aviation demand and the resulting production rates of our customers. Due to the discretionary nature of air travel, the airline industry is particularly sensitive to changes in economic conditions, or the expectation thereof, and to pandemics, contagions or other health emergencies or the fear of such events. In addition, during periods of unfavorable or volatile economic conditions in the global economy, demand for air travel can be significantly impacted as business and leisure travelers choose not to travel, seek alternative forms of transportation for short trips or conduct business through videoconferencing. Our customers, including Boeing and Airbus, have in the past decreased production rates across many programs due to decreased demand for aviation, including as a result of the COVID-19 pandemic, and may in the future continue to adjust production rates or suspend production, potentially without early warning and within a short time horizon. Suspensions in our production rates or prolonged reductions to rates have in the past resulted in, and could in the future result in, significant challenges and negative impacts on our business, operations and financial performance.

We are pursuing growth opportunities in a number of newly developed and emerging markets. These investments expose us to heightened risks of economic, geopolitical, or other events, including governmental takeover (nationalization) of our manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on our financial condition and results of operations. Further, the U.S. Government, other governments, and international organizations could impose additional sanctions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.

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
For the twelve months ended December 31, 2022, 2021, and 2020 approximately 45%, 35%, and 19% of our net revenues, respectively, were generated from sales of components to Boeing for the B737 aircraft, as compared to 53% for the twelve months ended December 31, 2019, which was the most recent period to exclude impacts from the MAX grounding and the global pandemic crises. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Sustaining Agreement. The contract is a requirements contract, and Boeing can reduce the purchase volume at any time.

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

Boeing is our largest customer, and Airbus is our second-largest customer. For the twelve months ended December 31, 2022, approximately 60% and 22% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although part of our strategy is to diversify our customer base, we cannot assure that we will be successful in doing so. Even if we are successful in obtaining new customers, we expect that Boeing and Airbus will continue to account for a substantial portion of our sales. Our contracts with Boeing and Airbus are requirements contracts that do not require specific minimum purchase volumes, and either Boeing or Airbus can reduce its purchase volume at any time. If either of these customers reduces the requirements under our agreements (as Boeing did in 2019, 2020, and 2021 due to the B737 MAX grounding and the COVID-19 pandemic and other customers did in 2020 and 2021 due to the COVID-19 pandemic), terminates the agreements or portions of them (due to our breach), a termination for convenience (which is a provision included in most of the contracts, or otherwise), experiences a major disruption in its business (such as a strike, work stoppage, slowdown, or a supply chain problem) or experiences a deterioration in its business, financial condition, access to credit, or liquidity, our business, financial condition, and results of operations could be materially adversely affected. Any monetary damages we receive from Airbus or Boeing as a result of a contractual termination may not be sufficient to cover our actual damages.

Our backlog is subject to change, potentially with short notice.

From time to time, we disclose our expected backlog associated with large commercial aircraft, business and regional jets, and military equipment deliveries, calculated based on contractual and historical product prices and expected delivery volumes. Impacts from global events have in the past caused, and may in the future cause, our backlog to deteriorate due to order cancellations or delays, potentially with short notice. Backlog is calculated based on Boeing’s and Airbus’ announced backlog on our supply agreements (which are based on orders from customers) and the number of units the Company is under contract to produce on our fixed quantity contracts. Accordingly, we rely on latest available information from Boeing and Airbus to calculate our backlog, which may not reflect expected cancellations. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. For example, our contract with Boeing for the B737 MAX program is a requirements contract, and Boeing can reduce the purchase volume at any time. The level of unfilled orders at any date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog does not necessarily represent the actual amount of deliveries or sales for any future period.

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

Our business and results of operations have been, and could in the future be, adversely impacted, possibly materially, by pandemics and other public health emergencies, or the fear thereof.

Pandemics, including the COVID-19 pandemic, and other public health emergencies, or the fear thereof, have in the past negatively affected, and may in the future negatively affect, our business and results of operations. Factors that have in the past impacted, and may in the future impact, our business and results of operations include: the severity, extent, and duration of the pandemic or public health emergency and its impact on the aircraft industry and aviation demand; any production suspensions or reductions relating to the pandemic or public health emergency; the effectiveness of vaccines and treatments; government health and protection policies, including travel restrictions and bans, bans on public gatherings, and closures of non-essential businesses; vaccination requirements, including any potential impacts on our ability to retain and recruit the workforce required to meet production requirements; economic stimulus efforts; economic recessions; any inability of significant portions of our workforce to work effectively, including because of illness, remote work, quarantines, social distancing, government actions or other restrictions; potential lawsuits or regulatory actions due to spread of the pandemic or other public health emergency in the workplace; our ability to maintain our compliance practices and procedures, financial reporting processes and related controls, and to manage any complex accounting issues; any impacts on our vendors and outsourced business processes and their process and controls documentation; potential failure or reduced capacity of third parties on which the Company relies, including suppliers, lenders, and other business partners, to meet the Company’s obligations and needs; the impact on our contracts with our customers and suppliers, including force majeure provisions; the impact on the financial markets, including volatility in the financial markets; the availability and cost of credit to the Company; and supply chain disruptions and increased costs for transportation and raw materials.

The COVID-19 pandemic created significant disruptions that have in the past adversely affected, and could in the future adversely affect, our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will negatively affect our businesses, financial condition, liquidity and results of operations will depend on, among other things, future developments, including any resurgence of cases, the emergence of new variants of the virus and the effectiveness of vaccines and treatments over the long term and against new variants, which are highly uncertain and cannot be predicted.

Our business and results of operations could be adversely affected by disruptions in the global economy caused by Russia’s invasion of Ukraine and related sanctions and other developments.

The war between Russia and Ukraine has negatively affected, and may continue to negatively affect, the global economy. Governments around the world have imposed economic sanctions and export controls on certain industry sectors and parties in Russia and other jurisdictions, and Russia has responded with its own restrictions against investors and countries outside Russia and adopted additional measures aimed at non-Russia owned businesses. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy and raw materials due in part to the negative effects of the war on the global economy. The escalation or continuation of the war between Russia and Ukraine or other hostilities has resulted in, and could continue to result in, among other things, supply chain disruptions, further increased risk of cyber attacks, higher inflation and market volatility. The extent and duration of the war, sanctions and resulting market disruptions are impossible to predict, and our business and results of operations could be adversely affected.

Risks Related to Our Operations

Our business depends on our ability to maintain a healthy supply chain, meet production rate requirements, and timely deliver products that meet or exceed stringent quality standards.

Our business depends on our ability to maintain a healthy supply chain, achieve planned production rate targets, and meet or exceed stringent delivery, performance and reliability standards. The supply chain for large commercial aerostructures is complex and involves hundreds of suppliers and their employees from all over the world.

Operational issues, including delays or defects in supplier components, have resulted and could continue to result in significant out-of-sequence work and increased production costs, as well as delayed deliveries to customers. Our suppliers’ failure to provide parts that meet our technical specifications has adversely affected and could continue to adversely affect production schedules and contract profitability. We have not always been able to find and in the future we may not be able to find acceptable alternatives, and any such alternatives in some cases have resulted and could continue to result in increased costs for us and possible forward losses on certain contracts. Even if acceptable alternatives are found, the process of locating and securing such alternatives has been and may continue to be disruptive to our business, including our ability to execute any factory recovery plans, and might lead to termination of our supply agreements with our customers.

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

Our manufacturing facilities or our suppliers’ manufacturing facilities could be damaged or disrupted by a natural disaster, war, terrorist activity, interruption of utilities, public health crises (such as the COVID-19 pandemic), or sustained mechanical failure. Although we have obtained property damage and business interruption insurance where we deem appropriate, a sustained mechanical failure of a key piece of equipment, major catastrophe (such as a fire, flood, tornado, hurricane, major snow storm, or other natural disaster), war, or terrorist activities in any of the areas where we or our suppliers conduct operations could result in a prolonged interruption of all or a substantial portion of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers. We may not have insurance to adequately compensate us for any of these events. A large portion of our operations takes place at one facility in Wichita, Kansas, and any significant damage or disruption to this facility in particular would materially adversely affect our ability to service our customers. Additionally, while any insurance proceeds may cover certain business interruption expenses, certain deductibles and limitations will apply and no assurance can be made that all recovery costs will be covered.

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
•global economic conditions, embargoes, force majeure events, domestic or international acts of hostility, terrorism, war, pandemic, or other events impacting our suppliers’ ability to perform;
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

In addition, our profitability is affected by the prices of the components and raw materials, such as titanium, aluminum, steel, and carbon fiber, used in the manufacturing of our products. These prices may fluctuate based on factors beyond our control, including world oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, the availability and cost of freight, the availability and cost of utilities, currency exchange rates, hostilities in jurisdictions that affect raw materials and, in some cases, government regulation. Although our supply agreements with Boeing and Airbus allow us to pass on to our customers certain unusual increases in component and raw material costs in limited situations, we may not be fully compensated by the customers for the entirety of any such increased costs.

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

Significant regulatory, operational, and other risks are posed by climate change and the transition to a “low-carbon” economy in response to climate change.

Increased public awareness and concern over climate change have led to new and proposed legislative and regulatory initiatives internationally, in the U.S. and regionally, and may lead to additional legislation in the future. New or revised laws and regulations, or stricter interpretations of existing laws, in this area could directly and indirectly affect the Company, its customers, or its suppliers by increasing production costs, affecting customer preferences or otherwise impacting operations. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by the Company and could have an adverse effect on our business, financial condition, and results of operations. While the transition to a "low-carbon" economy may take place over decades, we are also subject to the risk that, over time, the existing products which provide much of our current revenue may be replaced with “lower-carbon” products the Company does not currently manufacture and which may take a significant amount of time for the Company to develop and manufacture. In addition, demand for the Company’s existing products may decrease as there is no guarantee that the Company will ultimately win substantially similar work content on new aircraft platforms. Additionally, transition to an entirely “low-carbon” portfolio may require material investments by the Company.

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

Existing insurance arrangements may not provide full protection for the costs that may arise from any climate change-related events, and recurring extreme weather events have in the past increased and could in the future continue to increase the cost of insurance, or could reduce the availability of insurance. The risks associated with climate change continue to evolve, and we expect that climate change-related risks may increase over time.

Risks Related to Our Growth Strategy

Our acquisitions, joint ventures and strategic alliances expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.

As part of our business strategy, we from time-to-time have merged with or acquired businesses and/or formed joint ventures and strategic alliances and may continue to do so in the future. Combining our businesses may be more difficult, costly, or time consuming than expected. In addition, events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from an acquisition. The success of our acquisitions will depend on, among other things, our ability to realize the anticipated benefits and cost savings from combining our and the acquired businesses in a manner that facilitates growth opportunities and realizes anticipated synergies and cost savings. The anticipated benefits and cost savings from acquisitions, as well as from joint ventures and strategic alliances, may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Further, the integration of acquired companies and managing relationships with joint venture partners involve a number of risks, including, but not limited to the diversion of management’s attention to the integration or oversight of operations, difficulties in the assimilation or cooperation of different cultures and practices, reliance on sellers under transition services agreements or partners under joint venture or alliance agreements, as well as in the assimilation of geographically dispersed operations and personnel, difficulties in the integration of departments, systems (including accounting, production, IT, and other critical systems), technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal accounting controls), procedures, and policies and compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and other applicable anti-bribery laws.

We face risks as we work to successfully execute on new or maturing programs.

New or maturing programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules, unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new or maturing aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new or maturing programs to a customer’s satisfaction or manufacture products at our estimated costs, if we were unable to successfully perform under revised design and manufacturing plans or successfully resolve claims and assertions, or if a new or maturing program in which we had made a significant investment were to be terminated or experienced weak demand, delays or technological problems, our business, financial condition, and results of operations could be materially adversely affected. Some of these risks have affected our maturing programs to the extent that we have recorded significant forward losses and maintain certain of our maturing programs at zero or low margins due to our inability to overcome the effects of these risks, which have been greatly exacerbated, and may continue to be impacted, by significantly reduced production volumes, either now or in the future. We continue to face similar risks as well as the potential for default, quality problems, or inability to meet weight requirements and these could result in continued zero or low margins or additional forward losses, and the risk of having to write-off additional inventory if it were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge, and tooling.

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

A majority of our sales are conducted pursuant to long-term contracts that set fixed unit prices. Certain, but not all, of these contracts provide for price adjustments for inflation or abnormal escalation. Although we have attempted to minimize the effect of inflation on our business through contractual protections, the presence of longer pricing periods within our contracts increases the likelihood that there will be sustained or higher than anticipated increases in costs of labor or material. Prolonged global inflationary pressures have impacted energy, freight, raw material and other costs in addition to increased interest costs and labor costs. As described above, in certain situations, we have the ability to recover certain abnormal inflationary impacts through our contractual agreements with our customers, however, we anticipate that we will experience reduced levels of profitability related to inflationary impacts until such time as the rate of inflation subsides to normal historical levels. Furthermore, if one of the raw materials on which we are dependent (e.g., aluminum, titanium, or composite material) were to experience an isolated price increase without inflationary impacts on the broader economy, we may not be entitled to inflation protection under certain of our contracts. If our contractual protections do not adequately protect us in the context of substantial cost increases, it could have a material adverse effect on our results of operations.

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

We have activities and operations globally (through wholly owned indirect or direct subsidiaries and joint ventures), including in the United Kingdom, France, Malaysia, Morocco, China and Taiwan. In addition, we derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the U.S and, for the twelve months ended December 31, 2022, direct sales to our non-U.S. customers accounted for approximately 24% of our net revenues. We expect that our and our customers’ international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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
•compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and other applicable anti-bribery laws; and
•economic and geopolitical developments and conditions, including domestic or international hostilities, acts of terrorism or war and governmental reactions, inflation, trade relationships, and military and political alliances.

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

Following future valuations of the Shorts Pension’s assets and liabilities or following future discussions with the Shorts Pension’s trustee, the annual funding obligation and/or the arrangements to ensure adequate funding for the Shorts Pension may change. The future valuations under the Shorts Pension are affected by a number of assumptions and factors, including legislative or other regulatory changes; assumptions regarding interest rates, currency rates, inflation, mortality, and retirement rates; the investment strategy and performance of the Shorts Pension’s assets; and actions by the U.K. Pensions Regulator. Recent volatile economic conditions have increased the risk that the funding requirements increase following the next triennial valuation. The U.K. Pensions Regulator also has powers under the Pensions Act 2004 to impose a contribution notice or a financial support direction on Shorts (and other persons connected with the Company or Shorts) if, in the case of a contribution notice, the U.K. Pensions Regulator reasonably believes such person has been party to an act, or deliberate failure to act, intended to avoid pension liabilities or that is materially detrimental to the pension plan, or, in the case of a financial support direction, if a plan employer is a service company or insufficiently resourced and the Pensions Regulator considers it is reasonable to act against such a person. A significant increase in the funding requirements for Shorts Pension could result in the imposition of additional financial contributions to the Shorts Pension and, if such required contributions are significant, could have a material adverse effect on Shorts or our business, financial condition, and results of operations.

Increases in labor costs, potential labor disputes, and work stoppages at our facilities or the facilities of our suppliers or customers could materially adversely affect our financial performance.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. A majority of our workforce is represented by unions. If we were unable to renew major labor agreements at expiration, or if our workers were to engage in a strike, work stoppage, or other slowdown, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to our customers on a timely basis and could result in a breach of our supply agreements. This could result in a loss of business and an increase in our operating expenses, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

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

As of December 31, 2022 our corporate credit ratings were B by Standard & Poor’s Global Ratings, and B2 by Moody’s Investors Service, Inc. These ratings and our current credit condition affects, among other things, our ability to access new capital. Negative changes to these ratings have in the past resulted in, and may in the future result in, more stringent covenants and higher interest rates under the terms of any new debt.

The ratings reflect, among other things, the agencies’ assessment of our ability to pay interest and principal on our debt securities and credit agreements. A rating is not a recommendation to purchase, sell, or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be considered independently of all other ratings. Lower ratings would typically result in higher interest costs of debt securities when they are sold, could make it more difficult to issue future debt securities, could require us to provide creditors with more restrictive covenants, which would limit our flexibility and ability to pay dividends and may require us to pledge additional collateral under our credit facility. Any downgrade in our credit ratings could have a material adverse effect on our business or financial condition.

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

As of December 31, 2022, we had total debt of $3,868.6 million. In addition to our debt, as of December 31, 2022, we had $13.9 million of letters of credit and letters of guarantee outstanding.

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

The Company recognizes revenue using the principles of Accounting Standards Codification ("ASC") Topic 606, Revenue from contracts with customers (“ASC 606”), and estimates revenue and cost for contracts that span a period of multiple years. This method of accounting requires judgment on a number of underlying assumptions to develop our estimates such as favorable trends in volume, learning curve efficiencies, and future pricing from suppliers that reduce our production costs. However, several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates such as technical problems, delivery reductions, materials shortages, supplier difficulties, realization targets, existence and execution of factory recovery plans caused by these factors, and other factors. Other than certain increases in raw material costs that can generally be passed on to our customers, in most instances we must fully absorb cost overruns. Due to the significant length of time over which some revenue streams are generated, the variability of future period estimated revenue and cost may be adversely affected if circumstances or underlying assumptions change. Our estimated costs have exceeded our estimated revenues under a fixed-price contract in the past, and we have been required to recognize a forward loss on the affected program, which has had a material adverse effect on our results of operations, and this could recur in the future. The risk particularly applies to products such as the B787, A220, and A350, in that our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production efficiencies. Further production rate changes or claims relating to inspection and rework requests may result in additional incremental forward loss charges.

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

At December 31, 2022, we have recognized a valuation allowance against nearly all of our net deferred tax assets. Changes that are adverse to the Company could result in the need to record additional deferred tax asset valuation allowances resulting in a charge to results of operations and a decrease to total stockholders’ equity.

Risks Related to our Common Stock

We cannot assure you that we will declare and pay cash dividends on our Common Stock at historical levels or at all.

In 2020, the Company announced that its Board of Directors, or Board, reduced its quarterly dividend to a penny per share to preserve liquidity, and in the fourth quarter of 2022, the Board decided to suspend the Company’s quarterly cash dividend. We cannot assure you that we will resume declaring and paying cash dividends on our Common Stock at historical levels or at all. The Board regularly evaluates the Company's capital allocation strategy and dividend policy. Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will be declared and paid at historical levels or at all.

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

Item 1B.    Unresolved Staff Comments
    None.

Item 2.    Significant Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2022 are set forth below:

Location	Primary Use	Approximate Square Footage	Owned/Leased
United States
Wichita, Kansas(1)	Primary Manufacturing	12.7 million	Owned/Leased
	Facility/Offices/Warehouse
Tulsa, Oklahoma	Manufacturing Facility	1.7 million	Leased
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	851,000	Leased
Dallas, Texas	Manufacturing	199,000	Leased
Biddeford, Maine	Manufacturing	189,000	Owned/Leased
Woonsocket, Rhode Island	Manufacturing	78,000	Owned/Leased

United Kingdom
Prestwick, Scotland	Manufacturing Facility	1.0 million	Owned
Belfast, Northern Ireland	Manufacturing Facility/Offices	3.1 million	Owned/Leased
Malaysia
Subang, Malaysia	Manufacturing	386,000	Owned/Leased
France
Saint-Nazaire, France	Primary Manufacturing/Office	75,000	Leased
Africa
Casablanca, Morocco	Primary Manufacturing	312,000	Owned
_______________________________________

(1)88% of the Wichita facility is owned.

Our physical assets consist of 20.6 million square feet of building space located on 1,498 acres in 11 facilities. Production across our Commercial, Defense & Space, and Aftermarket segments is located in our primary manufacturing facility located in Wichita, Kansas. Additional Commercial segment work is produced at our Tulsa, Oklahoma; Kinston, North Carolina; Saint Nazaire, France; Prestwick, Scotland; Belfast, Northern Ireland; Subang, Malaysia and Casablanca, Morocco facilities. Additional Defense & Space work is produced at our Tulsa, Oklahoma; Biddeford, Maine; Woonsocket, Rhode Island; Prestwick, Scotland and Belfast, Northern Ireland facilities. Additional Aftermarket segment work is produced at our Tulsa, Oklahoma; Kinston, North Carolina; Dallas, Texas; Prestwick, Scotland; Belfast, Northern Ireland and Casablanca, Morocco facilities.

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

The Dallas, Texas operation is in three leased buildings totaling 199,000 square feet with proximity to the Dallas/Fort Worth logistical hub and is within seven miles of the Dallas Love Field Airport. This is a world class MRO/CRO facility that specializes in nacelle and flight control surfaces. The facility has FAA/EASA Part 145 & Part 21G certificates and services customers across the Americas.

The Biddeford, Maine site was purchased in 2020 and consists of 189,000 square feet at two locations on 22 total acres. The primary function of these sites is carbon/carbon composite and thermal protection system manufacturing. An existing short term warehouse lease of 4,000 square feet was terminated in February 2022 and a replacement long term warehouse lease of 6,000 square feet commenced during that same month.

The Woonsocket, Rhode Island site was acquired in late November 2022. The subsidiary, Spirit AeroSystems Textiles, LLC ("Spirit Textiles"), operates out of two locations within the city totaling 47,000 square feet in one owned building on 4 acres and 31,000 square feet in one leased building, producing carbon/carbon composite parts through fiber reinforcement technology.

The Prestwick facility consists of 1.0 million square feet of building space, comprised of 497,000 square feet of manufacturing space, 291,000 square feet of office and lab space, and 215,000 square feet of warehouse/support space. This facility is set on 93 acres. The Prestwick plant is located within close proximity to the motorway network that provides access between England and continental Europe. It is also easily accessible by air (at Prestwick International Airport) or by sea. A portion of the Prestwick facility is leased to the Regional Aircraft division of BAE Systems and certain other tenants.

The Belfast, Northern Ireland facility consists of seven sites on 203 acres within 12 miles of the main factory at Queens Island totaling 3.1 million square feet. All buildings are Spirit owned, but two sites are on leased acreage. The operations conducted at these sites include machined parts, auto-riveting and major aerostructures final assembly; fabrication and wing assembly for the A220; composite fabrication for multi-programs; sheet metal fabrication, metal bonding, chem-milling, composite parts manufacturing, and panel fabrication and assembly; nacelle production and MRO repair for multi-programs; and engineering services.

The Malaysian manufacturing plant is located at the Malaysia International Aerospace Center in Subang. The 386,000 square foot leased facility is set on 45 acres and is centrally located with easy access to Kuala Lumpur, as well as nearby ports and airports. The facility assembles composite panels for wing components and sub-structures for fuselage.

The Saint-Nazaire, France is set on 9 acres and totals 75,000 square feet. This facility receives center fuselage frame sections for the Airbus A350 XWB from the facility in Kinston, North Carolina. Sections designed and manufactured in North Carolina are shipped across the Atlantic, received in Saint-Nazaire, and assembled before being transported to Airbus.

The Casablanca, Morocco site is set on 7 acres and totals 312,000 square feet with access to the Moroccan aeronautical hub, with the Mohammod V Airport being within two miles of the site. Operations in Casablanca include CRJ nacelle and flight commands, mid-fuselage work on the A220, nacelle work on the A320neo, and mid-fuselage work on the C350.

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
Tom Gentile III, 58. Mr. Gentile became President and Chief Executive Officer on August 1, 2016. From April 2016 to July 2016, Mr. Gentile served as Executive Vice President and Chief Operating Officer. From 2014 to April 2016, Mr. Gentile served as President and Chief Operating Officer of GE Capital where he oversaw GE Capital’s global operations, IT, and capital planning and served on its board of directors. Mr. Gentile had been employed by GE since 1998, and prior to his most recent position with GE, held the position of President and CEO of GE Healthcare’s Healthcare Systems division from 2011 until 2014 and the position of President and CEO of GE Aviation Services from 2008 until 2011. Mr. Gentile received his Bachelor of Arts degree in economics and Master of Business Administration degree from Harvard University, and also studied International Relations at the London School of Economics.

Mark Suchinski, 56. Mr. Suchinski became Senior Vice President and Chief Financial Officer on January 29, 2020. In this role he is responsible for the overall financial management of the Company, its financial reporting and transparency, and multiple corporate functions including Controllership and Treasury. He also has responsibility for Contracts, Investor Relations, Strategy, and Mergers and Acquisitions. Mr. Suchinski has been with Spirit since 2006, and most recently, Mr. Suchinski served as Spirit’s Vice President, Quality, from August 2019 to January 2020 and as Spirit’s Vice President, Boeing 787 Program, from February 2018 to August 2019. Prior to that, Mr. Suchinski served as Spirit Holdings' and Spirit’s Vice President, Controller and Principal Accounting Officer from February 2014 to February 2018. Prior to February 2014, he held the following roles at Spirit: October 2013 to February 23, 2014 - Vice President, Treasurer and Financial Planning; August 2012 to October 2013 - Vice President, Finance and Treasurer; from July 2010 to August 2012, Vice President, Financial Planning & Analysis and Corporate Contracts; from January 2009 to July 2010, Controller – Fuselage Segment; and from September 2006 to January 2009, Controller – Aerostructures Segment. Prior to joining Spirit in 2006, he was at Home Products International, where he held the position of Corporate Controller from 2000 to 2004 and the position of Vice President and Chief Accounting Officer from 2004 to 2006. Prior to that, he held financial leadership positions of controller and senior finance manager at other companies. He also spent three years in public accounting. Mr. Suchinski received his Bachelor of Science degree in Accounting from DePaul University.

Sean Black, 52. Mr. Black became Senior Vice President, Engineering and R&T on June 1, 2022. Mr. Black joined Spirit AeroSystems in 2016. During his tenure at Spirit, he has held leadership roles as Vice President of Commercial Engineering across all Boeing, Airbus and Rolls Royce programs from January 2021 through May 2022, and as Vice President of Research and Development from September 2016 to January 2021. Mr. Black has over 25 years’ experience in the defense and aerospace industries. He started his career in the UK as a Research Engineer at BAE SYSTEMS Advanced Technology Centre and then as Engineering Manager for BAE SYSTEMS Aerostructures business unit. Mr. Black transferred to Airbus with the launch of the A350XWB program where he held a variety of leadership roles both in Europe and the United States spanning the full development lifecycle. Prior to his industrial career he held a Lectureship in Mechanical Engineering at the University of Dundee (Scotland). Mr. Black earned a Bachelor’s degree in Mechanical Engineering from the Dundee Institute of Technology (Scotland) and a Doctor of Philosophy in the field of Superabrasives from Liverpool John Moores University, England.

William (Bill) Brown, 60. Mr. Brown became Senior Vice President, Quality and Ops Engineering on June 1, 2022. Previously, Mr. Brown served as Senior Vice President, Boeing Programs from 2018 to 2022 and as Senior Vice President and General Manager, Oklahoma Operations, Business and Regional Jets and Global Customer Support from 2014 to 2018. Mr.

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

Duane Hawkins, 64. Mr. Hawkins is Executive Vice President of Spirit Holdings' and President, Defense and Space Division of Spirit AeroSystems, Inc., and has served in that role since October 2021. In his role, he leads Spirit’s business in the military and space sectors. Prior to that, beginning in October 2018, Mr. Hawkins was Senior Vice President of Defense and Fabrication. Previously, from July 2015 to October 2018, he served as Senior Vice President and General Manager of Boeing, Defense, Business and Regional Jet Programs and Global Customer Support. From July 2013 to June 2015, Mr. Hawkins served as Senior Vice President, Operations. In that position, he had responsibility and oversight for Defense, Supply Chain Management, Fabrication, Global Quality, and Operations, including global footprint, Manufacturing Engineering, Industrial Engineering, and Tooling. Prior to joining Spirit, Mr. Hawkins held several positions at Raytheon Missile Systems between 2002-2013. Mr. Hawkins served as Vice President, Deputy Air Warfare Systems; Vice President, Deputy Land Combat Systems; and Vice President, Deputy Supply Chain Management and Standard Missile Program Director. From 1994 to 2001, Mr. Hawkins was President of Defense Research Inc. ("DRI"), and from 1993 to 1994 he was Vice President, Engineering at DRI. He was factory manager for Hughes Missile Systems/ General Dynamics from 1991 to 1993, and Chief of Manufacturing Engineering for General Dynamics Missile Systems from 1988 to 1991. Mr. Hawkins holds a Bachelor of Science degree in manufacturing/industrial engineering from Brigham Young University and a Master in Business Administration degree from Regis University. On January 18, 2023 the Company announced that Mr. Hawkins will retire from his role as Executive Vice President and President, Defense and Space Division of Spirit Holdings and Spirit on March 31, 2023 and will be succeeded by Mark Miklos.

Kailash Krishnaswamy, 45. Mr. Krishnaswamy became Senior Vice President of Aftermarket Services in October 2021 and leads Spirit’s aftermarket business. Prior to this role, Mr. Krishnaswamy served as Vice President of Mergers and Acquisitions ("M&A"), and China Operations from March 2017 to October 2021. Mr. Krishnaswamy joined Spirit in March 2017 from United Technologies Corporation (UTC) where he was a senior director in Corporate M&A from November 2015 to March 2017. In that role, he was responsible for companywide business and financial strategies including digital transformation, additive manufacturing, capital markets alternatives, divestitures and M&A. His first assignment at UTC was to execute the sale of Sikorsky. Prior to UTC, Mr. Krishnaswamy held investment banking positions at Credit Suisse, where he developed and executed M&A transactions in the Aerospace & Defense sector. He began his career at Honeywell Aerospace providing technology strategy, competitive intelligence, intellectual property and innovation portfolio expertise to internal R&D teams. Mr. Krishnaswamy is a graduate of the Indian Institute of Technology, Delhi, has a Master of Business Administration from the University of Chicago Booth School of Business, and earned a Ph.D. in mechanical control systems from the University of Minnesota.

Samantha Marnick, 52. Ms. Marnick has served as Spirit and Spirit Holdings' Executive Vice President and Chief Operating Officer since July 28, 2020 and became President, Commercial Division in October 2021. Ms. Marnick oversees Spirit’s global commercial aviation operations, including its programs with Airbus and Boeing, business and regional jets, and emerging markets such as eVtol. In addition, she has leadership of Spirit’s supply chain, fabrication, tooling, and facilities organizations. From October 1, 2018 to July 28, 2020, Ms. Marnick served as Spirit and Spirit Holdings' Executive Vice President, Chief Administration Officer and Strategy. From August 2016 to October 1, 2018, Ms. Marnick served as Executive Vice President, Chief Administration Officer. From October 2012 to July 2016, Ms. Marnick served as Senior Vice President, Chief Administration Officer. From January 2011 to September 2012, Ms. Marnick served as Senior Vice President of Corporate Administration and Human Resources. From March 2008 to December 2010, Ms. Marnick served as Vice President, Labor Relations and Workforce Strategy, responsible for labor relations, the global human resource project management office, compensation and benefits, and workforce planning. Ms. Marnick previously served as Director of Communications and Employee Engagement from March 2006 to March 2008. Prior to joining the Company, Ms. Marnick was a senior consultant and Principal for Mercer Human Resource Consulting, holding management positions in both the U.K. and in the U.S. Prior to that, Ms. Marnick worked for Watson Wyatt, the U.K.’s Department of Health and Social Security and The British Wool Marketing Board. Ms. Marnick holds a Master degree in Corporate Communication Strategy and Management from the University of Salford.

Scott McLarty, 53. Mr. McLarty became Senior Vice President of Airbus Programs in 2018, with the addition of the Regional Business Jets Programs in October 2021 after the acquisition of the Bombardier assets. From December 2011 to

November 2018, Mr McLarty was Vice President with responsibility for the Company's UK and Malaysia business units and was responsible for developing the strategy and driving profitable growth in those regions. From 2006-2011 he held the positions of Global Operations & HR Director for Spirit Europe. Mr. McLarty originally joined the Company in April 2006 as part of the acquisition of the UK BAE Systems’ Aerostructures business unit which created Spirit AeroSystems (Europe) Ltd. During his time at BAE Systems Mr McLarty held various senior positions, latterly as Director of Business Improvement, Planning & Support as well as prior roles in Operations, Project Management, Business Improvement, Supply Chain and HR. Throughout his 35 years in the industry, Mr McLarty has overseen many customer relationships such as Boeing, Airbus, Hawker, BAE Business Jets, Bombardier, Rolls Royce & UK Military programs. Mr. McLarty is a member of the board of directors at the UK Aerospace Growth Partnership (AGP) and the UK Aerospace, Defense, Space & Security Group (ADS Group). Mr McLarty also held the position of Vice Chair of the Scottish Government’s Enterprise & Strategic Skills Board until its conclusion in 2022. He is a Chartered Fellow of the Institute of Personnel Development (FCIPD) and a Fellow of the Royal Aeronautical Society. Mr. McLarty attended Kilmarnock Technical College from 1986-1990 and the Cranfield University School of Management from 1995-1996.. Mr McLarty also holds a PPL(H) pilots license.

Mindy McPheeters, 49. Ms. McPheeters became Senior Vice President, General Counsel and Corporate Secretary effective March 11, 2021. Ms. McPheeters has been an attorney for the Company since 2015 and held the title of Vice President of Legal and Compliance, Deputy General Counsel until January 2, 2021, when Ms. McPheeters began serving as Interim General Counsel for Spirit. During her tenure at the Company, Ms. McPheeters has also held positions overseeing various aspects of the legal department including litigation, commercial, employment and compliance. Prior to joining the Company, Ms. McPheeters served as legal counsel for Delta Dental of Kansas and was a partner at the law firm Stinson LLP. Ms. McPheeters earned a Bachelor of Business Administration in Accounting from Wichita State University and her Juris Doctor degree from The University of Kansas.

Justin Welner, 53. Mr. Welner became Senior Vice President and Chief Administration Officer & Compliance Officer in October 2021. In this role, Mr. Welner oversees a number of functional areas for Spirit, including human resources, corporate affairs, information technology, environmental health & safety, sustainability, compliance, and risk management. Mr. Welner previously served as Vice President of Human Resources, Corporate Affairs, Information Technology, CEO Business Management and Strategy; Vice President, Human Resources, Corporate Communications and Environment, Health and Safety and Security; Vice President of Human Resources, Communications and EHS and Vice President of Labor Relations, Compensation and Benefits. Mr. Welner joined Spirit in 2012 from Bombardier Learjet, where he served as Director of Human Resources, overseeing all human resource functions. He held numerous other leadership roles within Learjet Business Aircraft in Wichita, Kansas, during his nearly 20 years with the company. In 2017, Mr. Welner joined the IAM National Pension Fund and the Board of Trustees as an Employer Trustee. He is a former member of WSU Tech’s board of directors, and a former board member of the Make-A-Wish foundation. Mr. Welner earned his Bachelor degree in Business Administration from Washburn University and a Master of Business Administration from Wichita State University.

Alan Young, 58. Mr. Young became Senior Vice President, Fabrication and Chief Procurement Officer, on January 27, 2023. Previously, Mr. Young served as Vice President, Fabrication and Chief Procurement Officer since August 2020, and from September 2016 to August 2020, as Vice President, Operations. From November 2013 to September 2016, Mr. Young served as Vice President and Chief Procurement Officer. Prior to joining Spirit in 2013, Mr. Young held various leadership roles at Bombardier, most recently serving as Vice President, Learjet Operations until November 2013. Mr. Young has over thirty years of experience in the aerospace industry. Mr. Young earned a Bachelor of Science degree in Economics from Queen’s University in Belfast N. Ireland and a Master degree in Manufacturing Management from the Ulster University, N. Ireland.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock, par value $0.01 per share (“Common Stock”), trades on the New York Stock Exchange under the symbol “SPR.” As of January 20, 2023, there were 2,291 holders of record of Common Stock. The closing price on January 20, 2023 was $32.32 per share as reported by the NYSE.

Securities Authorized for Issuance under Equity Compensation Plans
The following table represents securities authorized for issuance under equity compensation plans as of December 31, 2022.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)(5)(6)	(b)	(c)
Restricted Stock Awards
Equity compensation plans approved by security holders
•Omnibus Incentive Plan of 2014(1)	1,995,818	N/A	2,583,546
•Employee Stock Purchase Plan(2)	—	N/A	616,953
•Director Stock Plan(3)	10,129	N/A	—
•Supplemental Executive Retirement Plan(4)	16,023	N/A	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,021,970	—	3,200,499
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

Stock Performance
The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return of our Common Stock, Standard & Poor’s 500 Stock Index, and the Standard & Poor’s 500 Aerospace & Defense Index. Such returns are based on historical results and are not intended to suggest future performance. We made dividend payments on our Common Stock during the year ended December 31, 2022.

Comparison of Cumulative Five Year Total Returns

Index Value
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Spirit AeroSystems Holdings, Inc.
S&P 500 Index
S&P 500 Aerospace & Defense Index

INDEXED RETURNS	Years Ending
Company/Index	Base Period 12/31/17	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Spirit AeroSystems Holdings, Inc.	100	83.08	84.47	45.38	50.07	34.43
S&P 500 Index	100	95.62	125.72	148.85	191.58	156.88
S&P 500 Aerospace & Defense Index	100	91.93	119.81	100.56	113.86	133.64

Dividends
On February 6, 2020, the Company announced that its Board of Directors reduced its quarterly dividend to a penny per share to preserve liquidity. On November 3, 2022, the Company announced that the Board had suspended the penny per share dividend. The Board regularly evaluates the Company's capital allocation strategy and dividend policy. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will be declared and paid at historical levels or at all.

The Company paid cash dividends of $0.01 per share of Common Stock in each quarter in 2022. The total amount of dividends paid during 2022 was $4.2 million.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases during the three months ended December 31, 2022 of our Common Stock that is registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (3)
	($ in millions other than per share amounts)

September 30, 2022 - November 3, 2022	558	$27.98	—	$925.0
November 4, 2022 - December 1, 2022	4,136	$24.23	—	$925.0
December 2, 2022 - December 31, 2022	1,799	$28.46	—	$925.0
Total	6,493	$25.88	—	$925.0

(1)Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, December 1, 2022 was the last day of our November 2022 fiscal month.

(2)6,493 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards and restricted stock units under the Omnibus Plan. No purchases were made under our Board-approved share repurchase program, described in footnote (3) below.

(3)On October 28, 2018, the Board of Directors increased the capacity of our share repurchase program to $1.0 billion. During the twelve months ended December 31, 2022, the Company repurchased no shares of Common Stock. The total authorization amount remaining under the share repurchase program is $925.0 million. Share repurchases are currently on hold. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

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

Management’s Focus

For the year ended December 31, 2022, management’s focus was on:
•continued management of the impacts of the COVID-19 pandemic;
•internal and external rate readiness preparedness;
•growth, diversification, and operational execution; and
•safety and quality in the key markets that we serve.

For the year ending December 31, 2023, management’s focus is on:
•realizing production rate increases across all our programs while maintaining a safe workplace and improving quality;
•reducing structural costs in three major areas: operations, supply chain and infrastructure overhead; and
•re-energizing our workforce after four years of managing through the B737MAX grounding and the global pandemic crises to prepare for future growth

Global Economic Conditions and COVID-19

Global economic conditions impact our results of operations. Our business operations depend on, among other things, sufficient OEM orders (without suspension) from airlines and the financial resources of airlines, our suppliers, other companies and individuals.

Energy, freight, raw material and other costs have been impacted by, and may continue to be impacted by, the war in Ukraine. Prolonged global inflationary pressures have also impacted these costs in addition to increased interest costs and labor costs. In certain situations, we have the ability to recover certain abnormal inflationary impacts through contractual agreements with our customers; however, we anticipate that we will experience reduced levels of profitability related to inflationary impacts until such time as the rate of inflation subsides to normal historical levels. Our associated estimates of such costs, where applicable, use the most recent information available. The economic impact of inflation, together with the impact of increases in interest rates and actions taken to attempt to reduce inflation, may have a significant effect on the global economy, air travel, our supply chain and our customers, and, as a result, on our business.

In addition, Russia’s invasion of Ukraine, the resultant sanctions and other measures imposed by the U.S. and other governments, and other related impacts have resulted in economic and political uncertainty and risks. In response to the Russian invasion of Ukraine, and the associated U.S. sanctions, the Company suspended all sanctioned activities relating to Russia, primarily consisting of sales and service activities. In the twelve months ended December 31, 2022, we recorded an aggregate pre-tax loss of $29.1 million related to adjustments of certain assets and liabilities associated with sanctioned Russian business activities. The charges are included on the Consolidated Statements of Operations for the twelve months ended December 31, 2022. The suspended activities' impacts to prospective revenues, net income, net assets, cash flow from operations, and the Company's Consolidated Financial Position are not material. Continuation or significant expansion of economic disruption or escalation of the conflict, or other geopolitical events of a similar nature, could have a material adverse effect on orders from our customers, the public’s ability or willingness to continue to travel, and/or our results of operations.

During the year ended December 31, 2022, the lingering effects of the COVID-19 pandemic continued to have a significant negative impact on the aviation industry, our customers, and our business globally. Due to the uncertain nature of current conditions around the world, and the capability of conditions to evolve rapidly, we are unable to predict accurately the impact that COVID-19 will have on our business going forward.

We expect that our operating environment will continue to remain dynamic and evolve in 2023. We continue to monitor and evaluate related risks and uncertainties relating to macroeconomic conditions and the COVID-19 pandemic, including the items discussed in Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

B737 Program

The B737 MAX program is a critical program to the Company. For the twelve months ended December 31, 2022, 2021, and 2020 approximately 45%, 35%, and 19% of our net revenues, respectively, were generated from sales of components to Boeing for the B737 aircraft, as compared to 53% for the twelve months ended December 31, 2019, which was the most recent period to exclude impacts from the MAX grounding and the global pandemic crises. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Special Business Provisions and the General Terms Agreement (collectively, the “Sustaining Agreement”) between Spirit and Boeing. The Sustaining Agreement is a requirements contract and Boeing can reduce the purchase volume at any time.

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. In November 2020, the FAA issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes to be made before the aircraft returned to service. Boeing's deliveries of the B737 MAX resumed in the fourth quarter of 2020. Since November 2020, regulators from Brazil, Canada, the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service. The Civil Aviation Administration of China, which is the most significant country remaining to allow the B737 MAX to return to service, issued an airworthiness directive in December 2021, directing corrective actions necessary to allow for return to service, and held a special meeting in September 2022 to review the training specifications for the aircraft. In recent months there has been limited passenger flights on the B737 MAX by Chinese carriers, however, no formal timetable has been communicated by the Civil Aviation Administration of China for formally ungrounding the B737 MAX in China. During the twelve months ended December 31, 2022, Boeing continued to announce orders for the B737 MAX, and air carriers generally continued resuming flights on the aircraft.

We expect that ongoing demand challenges from the B737 MAX grounding will continue to be exacerbated by the COVID-19 pandemic because other programs that mitigate the strain of the lower B737 MAX production rate are producing at lower rates. We expect that domestic air travel demand will continue to improve in the near term with international air travel demand continuing to lag behind. As a result, we expect that the B737 MAX and other narrowbody production rates will recover to pre-pandemic levels before widebody production rates. We expect that air travel demand will continue to improve from 2022 levels, with the overall pace of any recovery of air travel demand dependent on the availability, speed and acceptance of vaccinations, the occurrence and spread of continued COVID-19 mutations, the effectiveness of vaccines on new strains of the COVID-19 virus, and governmental travel restrictions. For additional information, see Item 1A, “Risk Factors”.

The 737 MAX 7 and MAX 10 models are currently going through Federal Aviation Administration ("FAA") certification activities. In December 2022, an extension for certification of these two models to December 31, 2024 was granted when the U.S. Congress passed the Fiscal Year 2023 Omnibus Appropriations Bill. If Boeing is unable to achieve certification of these models or the entry into service is inconsistent with current assumptions, future revenues, earnings and cash flows are likely to be adversely impacted.

B787 Program

In the year ended December 31, 2020, production rate decreases from our customer on the B787 program resulted in incremental forward loss charges of $192.5 million. During the year ended December 31, 2021, the combination of further production rate decreases from our customer and estimated costs of rework and engineering changes resulted in incremental forward loss charges of $153.5 million. During the year ended December 31, 2022, our estimates for further production rate decreases and build schedule changes, supply chain costs, and other costs, including costs of rework, drove additional forward loss charges of $93.5 million. Changes to the scope of quality issues and any associated rework may increase or decrease the total estimated loss provision. Additionally, production rate changes, changes in cost assessments, or claims could result in additional incremental forward loss charges. See also Note 22, Commitments, Contingencies and Guarantees.

Airbus Programs

In the year ended December 31, 2020, the A350 program recorded forward loss charges of $147.9 million associated with customer driven production rate changes. During the year ended December 31, 2021, the A350 program recorded forward loss charges of $55.2 million related to customer driven production rate changes and quality-related costs. The A350 program recorded additional forward loss charges of $105.7 million for the year ended December 31, 2022. The current year charges include estimated quality-related costs, non-recurring engineering and tooling costs, and additional labor, freight, and other cost requirements driven by parts shortages, production and quality issues, and customer production rate changes. The A220 wing program recorded additional forward losses of $25 million for the year ended December 31, 2022, primarily related to the bankruptcy of a supplier and associated failure to deliver key parts on the program.

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
The Company assesses goodwill for impairment annually as of the first day of the fourth quarter or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. We test goodwill for impairment by performing a qualitative assessment or quantitative test at the reporting unit level. In performing a qualitative assessment, we evaluate company-specific, market and industry, economic, and other relevant factors that may impact the fair value of our reporting units or the carrying value of the net assets of the respective reporting unit. If we determine that it is more likely than not that the carrying value of the net assets is more than the fair value of the respective reporting unit, then a quantitative test is performed, unless we exercise our option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test. Where the quantitative test is used, we compare the carrying value of net assets to the estimated fair value of the respective reporting unit. If the fair value is determined to be less than carrying value, a goodwill impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
As of September 29, 2022, the balance of goodwill was $623.2 million. The goodwill primarily represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the acquisition of Fiber Materials Inc. ("FMI") in the first quarter of 2020, the completion of the acquisition of the outstanding equity of Short Brothers plc (“Shorts”) and Bombardier Aerospace North Africa SAS ("BANA"), and substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Businesses”), along with the assumption of certain liabilities of Shorts and BANA (the “Bombardier Acquisition”) in the fourth quarter of 2020 and the acquisition of the assets of Applied Aerodynamics, Inc. ("Applied") during the three months ended July 1, 2021. There was no impairment of goodwill for the years ended December 31, 2021 or December 31, 2020. For the year ended December 31, 2022, in accordance with our annual assessment policy, we exercised our option to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test as of the beginning of the fourth quarter. Management concluded through the quantitative assessment that the fair value of each of our reporting units exceeded the respective carrying value, and therefore, there was no impairment of the Company's goodwill.

The quantitative goodwill impairment test requires significant use of judgment and assumptions, such as the identification of reporting units, the assignment of assets and liabilities to reporting units, and the determination of fair value of the reporting units. We applied what we believe to be the appropriate valuation methodology for our reporting units to determine the respective fair values, which included a combination of an income approach, derived from discounted cash flows, and a market approach, using the guideline public company method. The principal assumptions utilized in the income approach included management’s estimated pro forma financial information, including management's best and most current estimates of the timing and level of production volumes and estimated future margins, long-term growth rates and discount rate. The principal assumptions utilized in the market approach included management's pro forma financial information and selected market multiples. We believe the assumptions and estimates made were reasonable and appropriate. The assumptions were based on our most recent experience, our contractual backlog, and market trends, including projected long-term inflation rate, GDP growth for the U.S. and the long-term growth expectations of the aerospace industry. Margin assumptions include management's best and most current estimates of the potential impacts of continued cost pressures related to inflation and supply chain challenges that have been realized in year 2022, as noted in the Global Economic Conditions section above. We determined the discount rate for each of our reporting units using a weighted average cost of capital adjusted for risk factors including risk associated with 737 MAX production growth assumptions, and other industry-specific, market-based and economic factors. Based on the results of our assessment, management believes that the amount of excess fair value over the carrying value of each of our reporting units is sufficient to remain through a range of scenarios that are considered by management to be reasonably likely to occur, however, the variability of the factors used in our assessment depends on a number of conditions, and actual results and forecasts of revenue growth and margins for our reporting units may be impacted by industry, market and business risks and uncertainties including those identified in Item 1A. "Risk Factors". If such factors impact our ability to achieve forecasted revenue growth rates and margins, the fair value of one or more of our reporting units could decrease, which, if significant, may result in an impairment.
Pension
Many of our employees have earned benefits under the defined benefit pension plans. Effective as of December 31, 2005, we had one qualified plan and one nonqualified plan providing supplemental benefits to executives who transferred from a Boeing nonqualified plan to a Spirit plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of the Boeing Acquisition (i.e., no future service benefits are being earned in these plans). The Company intends to fund its qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans’ participants and are structured to maintain liquidity that is sufficient to pay benefit obligations. Effective October 1, 2021, the Company spun off a portion of the existing Pension Value Plan ("PVP A"), called PVP B. As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022.

Additionally, in the twelve months ended December 31, 2022 the Company adopted and communicated to participants a plan to terminate the Company's Pension Value Plan A ("PVP A"). During the twelve months ended December 31, 2022, the PVP A plan was amended, providing for an enhancement to benefits the Company is providing to certain U.S. employees in conjunction with the plan termination. The estimated liability impact of this plan amendment, $73.5 million, was recognized immediately as a non-cash, pre-tax non-operating charge for amortization of prior service costs. The Company recognized additional non-cash, pre-tax non-operating accounting charges of $34.7 million related to the plan termination, primarily reflecting the accounting for bulk lump-sum payments made in the fourth quarter of 2022, which resulted in a settlement charge related to the accelerated recognition of the actuarial losses for the PVP A plan that were previously included in the Accumulated other comprehensive loss line item in the Stockholders' Equity section of the Company's Balance Sheet.

In 2006, as part of the acquisition of BAE Aerostructures, the Company established a U.K. defined benefit pension plan for those employees based in Prestwick that had pension benefits remaining in BAE Systems’ pension plan. Effective December 31, 2013, this Prestwick pension plan was closed and benefits were frozen and thereafter subject only to statutory pension revaluation.
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
Accounting guidance requires an annual measurement of our projected obligation and plan assets. These measurements are based upon several assumptions, including the discount rate and the expected long-term rate of asset return. Future changes in assumptions or differences between actual and expected outcomes can significantly affect our future annual expense, projected benefit obligation and shareholders’ equity. The projected benefit obligation and net periodic pension cost are sensitive to discount rates. The projected benefit obligation and net periodic pension cost is sensitive to discount rates. The projected benefit obligation would decrease by $61.1 million or increase by $64.6 million if the discount rate increased or decreased by 25 basis points. The 2022 net periodic pension cost would increase by $4.7 million or decrease by $5.2 million if the discount rate increased or decreased by 25 basis points at each applicable measurement date. Additionally, net periodic pension cost is also sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2022 net periodic pension cost by $8.7 million.

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
This assessment is completed on a taxing jurisdiction and entity filing basis. Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S. and U.K., management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets at December 31, 2020. This determination was made as the Company entered into a U.S. cumulative loss position during the first half of 2021, as prior period positive earnings fall outside of the three-year measurement period. Additionally, all entities of the U.K. operations are in cumulative loss positions after the inclusion of 2022, 2021, and 2020 losses. Once a company anticipates or enters a cumulative three-year loss position, there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized.
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

Results of Operations
The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve Months Ended
	December 31, 2022(1)	December 31, 2021(1)(2)	December 31, 2020(2)
	($ in millions)
Net revenues	$5,029.6	$3,953.0	$3,404.8
Cost of sales	4,981.0	4,070.8	3,845.5
Gross profit (loss)	48.6	(117.8)	(440.7)
Selling, general and administrative	279.2	279.9	237.4
Restructuring cost	0.2	8.2	73.0
Research and development	50.4	53.3	38.8
Loss on disposal of assets	—	—	22.9
Operating loss	(281.2)	(459.2)	(812.8)
Interest expense and financing fee amortization	(244.1)	(242.6)	(195.3)
Other (expense) income, net	(14.1)	146.6	(77.8)
Loss before income taxes and equity in net (loss) income of affiliates	(539.4)	(555.2)	(1,085.9)
Income tax (provision) benefit	(5.2)	17.2	220.2
Loss before equity in net (loss) income of affiliates	(544.6)	(538.0)	(865.7)
Equity in net loss of affiliates	(1.6)	(2.8)	(4.6)
Net loss	$(546.2)	$(540.8)	$(870.3)
Less Noncontrolling interest in earnings of subsidiary	0.5	—	—
Net loss attributable to common shareholders	$(545.7)	$(540.8)	$(870.3)
_______________________________________

(1)See “Twelve Months Ended December 31, 2022 as Compared to Twelve Months Ended December 31, 2021” for detailed discussion of operating data.
(2)See “Twelve Months Ended December 31, 2021 as Compared to Twelve Months Ended December 31, 2020” for detailed discussion of operating data.

Comparative shipset deliveries by model are as follows:

	Twelve Months Ended
Model	December 31, 2022	December 31, 2021	December 31, 2020
B737	281	162	71
B747	1	6	6
B767	31	34	28
B777	26	23	39
B787	20	37	112
Total Boeing	359	262	256
A220(1)	60	50	43
A320 Family	591	467	466
A330	27	20	20
A350	48	42	62
Total Airbus	726	579	591
Total Business/Regional Jets	212	181	73
Total	1,297	1,022	920
_______________________________________

(1)Beginning in 2022, A220 deliveries reflect the number of wing end item deliveries instead of pylon end item deliveries, as previously reported. Year 2021 A220 deliveries have been updated to reflect wing units.

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
Net revenues by prime customer are as follows:

	Twelve Months Ended
Prime Customer	December 31, 2022	December 31, 2021	December 31, 2020
	($ in millions)
Boeing	$3,008.9	$2,206.0	$2,043.8
Airbus	1,098.2	945.6	773.3
Other	922.5	801.4	587.7
Total net revenues	$5,029.6	$3,953.0	$3,404.8

Changes in Estimates
During the twelve months ended December 31, 2022, we recognized unfavorable change in estimates of $278 million, including forward loss charges of $250.3 million and unfavorable cumulative catch-up adjustments of $27.7 million. The forward loss charges were primarily driven by increased cost estimates for production rate decreases and build schedule changes, supply chain costs, costs of rework, and other costs on the B787 program, and additional labor, freight, and other cost requirements driven by parts shortages and production and quality issues, production schedule changes received from our customer, increased freight and utility costs and increased non-recurring engineering and tooling costs on the A350 program. Forward losses were also impacted by technical problems, realization targets, and existence and execution of factory recovery plans caused by the factors listed above and other factors. Additionally, the forward loss charges reflect anticipated production recovery costs related to the bankruptcy of a supplier and associated failure to deliver key parts on the A220 wing program, and, to a lesser extent, increased cost projections on the RB3070, B767, Bombardier Challenger 650, and a partial offset related to the release of a previously recorded forward loss provision that was impacted by the suspension of activities in Russia. Unfavorable cumulative catch-up adjustments were primarily recognized on the B737 MAX and A320 programs. The Boeing B737 MAX program unfavorable cumulative catch-up adjustment reflects increased costs experienced and estimated for production recovery plans, supply chain, raw material, and other costs on the program, driven by production schedule changes, parts shortages, and increased supply chain costs. The A320 program unfavorable cumulative catch-up adjustment was driven by production cost overruns experienced due to operational and supply chain disruptions, and estimates of the impact of production schedule changes, increased material costs, increased freight costs, and increased labor and overhead costs.
During the twelve months ended December 31, 2021, we recognized unfavorable change in estimates of $246.5 million primarily driven by the impact of reduced production volumes on the B787 and A350 programs and the corresponding amount of fixed overhead absorption applied to lower deliveries, engineering analysis and estimated costs of rework on the B787 program, estimated quality improvement costs on the A350 program, and cost performance on the B767 program. During the twelve months ended December 31, 2020, we recognized unfavorable changes in estimates of $400.7 million primarily driven by production rate changes on the B787 program from 10 aircraft per month to 5 aircraft per month, production rate changes on the A350 program from 9 aircraft per month to 4 aircraft per month, and rate reductions across all programs due to the COVID-19 pandemic.
Twelve Months Ended December 31, 2022 as Compared to Twelve Months Ended December 31, 2021
Net Revenues. Net revenues for the twelve months ended December 31, 2022 were $5,029.6 million, an increase of $1,076.6 million, or 27.2%, compared with net revenues of $3,953.0 million, for the prior year. The increase in revenue was primarily driven by increased Commercial segment production on the B737 MAX program. The remaining increase was primarily due to greater Commercial segment revenues on A220, A320, business jet and B777 programs, partially offset by a decrease in revenue on the B787 and B747 programs, increased Defense Segment Boeing P-8 production and classified program revenue, and greater Aftermarket Segment sales. Approximately 82% of the Company's net revenues in 2022 came from our two largest customers, Boeing and Airbus.
Deliveries to Boeing increased 97 shipsets to 359 shipsets during the twelve months ended December 31, 2022, compared to 262 shipsets delivered in the prior year. The increase was primarily driven by 119 more B737 MAX deliveries, partially offset by lower deliveries on twin aisle programs, particularly the B787 program, which included 17 fewer deliveries. Deliveries to Airbus increased to 726 shipsets during the twelve months ended December 31, 2022, compared to 579 shipsets delivered in the prior year. The increase of 147 shipsets was primarily driven by 124 more deliveries on the A320 program, and also includes increased shipset deliveries on A220, A330, and A350 programs. Production deliveries of business/regional jet wing and wing components increased to 212 shipsets during the twelve months ended December 31, 2022, compared to 181 shipsets delivered in the prior year.
Gross Profit (Loss). Gross profit for the twelve months ended December 31, 2022 was $48.6 million, as compared to a gross loss of $117.8 million for the same period in the prior year, an increase in profit of $166.4 million. The increase in profit was primarily driven by Commercial segment results, which included profit on the increased B737 MAX production revenue and a lower forward loss charge on the B787 program. The Commercial segment also includes greater profit on the increased B777 sales partially offset by greater forward loss charges on the A350 program and margin deterioration on the A320, A220, and RB3070 programs. Increased gross profit in the Defense Segment was driven by the impact of a lower forward loss charge on the Bell V-280 OTA program, increased profit recognized on the CH53-K program, and profit recognized on the increased Boeing P-8 production revenue. Greater profit in our Aftermarket segment was driven by the increased sales. The variance in profit from the prior year period also includes the impact of the $29.1 million charge in relation to the suspension of activities related to customers in Russia, and the impact of lower excess capacity costs that were driven by increased production on the B737 MAX, A220 and A320 programs. In the twelve months ended December 31, 2022, we recognized $157.3 million of excess capacity production costs driven by production schedule changes on B737 MAX, A220 and A320 programs, $9.6 million of net workforce adjustments as a result of COVID-19, and ($29.7) million recognition of the Aviation Manufacturing Jobs Protection Program award which was awarded in the second half of 2021 and was amortized as a reduction to costs of sales through the applicable production period that included the first quarter of the current year, compared to prior year excess capacity cost of $217.5 million, abnormal costs related to COVID-19 workforce adjustments of $12.0 million, and ($32.9) million recognition of the Aviation Manufacturing Jobs Protection Program award. In the twelve months ended December 31, 2022, we recognized $27.7 million of unfavorable cumulative catch-up adjustments related to periods prior to the twelve months ended December 31, 2022, and $250.3 million of net forward loss charges. In the twelve months ended December 31, 2021, we recorded $5.0 million of unfavorable cumulative catch-up adjustments related to periods prior to the twelve months ended December 31, 2021, and $241.5 million of net forward loss charges.
SG&A and Research and Development. SG&A expense was $0.7 million lower for the twelve months ended December 31, 2022, as compared to the same period in the prior year, as the comparative impact of a net $26.6 million charge to SG&A in the prior year period related to a court ruling was partially offset by increased labor and administrative costs. Research and development expense for the twelve months ended December 31, 2022 was $2.9 million lower as compared to the same period in the prior year.
Restructuring Costs and Disposal of Assets. Restructuring costs were $8.0 million lower for the twelve months ended December 31, 2022, compared to the same period in the prior year. The variance reflects higher cost-alignment and headcount reduction activity seen in the prior year.
Operating Loss.  Operating loss for the twelve months ended December 31, 2022 was $281.2 million, an improvement of $178.0 million, compared to operating loss of $459.2 million for the prior year. The decreased loss includes the impact of greater profit on sales, lower SG&A and R&D expenses, and reduced restructuring costs.
Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the twelve months ended December 31, 2022 increased by $1.5 million as compared to the prior year. Current year interest expense and financing fee amortization included $209.5 million of interest and fees paid or accrued in connection with long-term debt and $14.6 million in amortization of deferred financing costs and original issue discount compared to $197.4 million of interest and fees paid or accrued in connection with long-term debt and $8.9 million in amortization of deferred financing costs and original issue discount for the prior year. The increases to debt related interest expense noted above were partially offset by lower interest expense in the current year on the repayable investment agreement with BEIS which was in place in the prior year but fully settled during the current year period (see also Note 23. Other Income (Expense), Net).
Other (Expense) Income, net.  Other expense for the twelve months ended December 31, 2022 was $14.1 million, compared to other income of $146.6 million for the same period in the prior year. The $160.7 million decrease in other income primarily reflects net pension related expense in the current year period of $30.2 million versus net pension related income of $150.1 million in the prior year period. The respective pension income/expense values are separately driven by special accounting impacts related to pension plan termination activities that were respectively undertaken in each period. See also Note 17 Pension and Other Post-Retirement Benefits. To a lesser extent, the decrease in other income also reflects a partially offsetting gain in the current period on the settlement of the repayable investment agreement with BEIS (see Note 23. Other Income (Expense), Net), relatively higher foreign currency gains in the current year period, and a gain related to the termination of a joint venture agreement in the current year period. Comparatively greater other losses in the current period were recognized related to settlement of hedged foreign currency exchange contracts (see Note 15 Derivative and Hedging Activities), increased excise tax related to a pension plan assets reversion in the current period (see Note 17 Pension and Other Post-Retirement Benefits), and increased loss on sale of receivables as compared to the prior year period (see Note 6 Accounts Receivable and Allowance for Credit Losses).
Benefit (Provision) for Income Taxes. The income tax expense for the twelve months ended December 31, 2022, was $5.2 million compared to a benefit of $17.2 million for the prior year. The 2022 effective tax rate was (1.0%) as compared to 3.1% for 2021. The difference in the effective tax rate recorded for 2022 as compared to 2021 was not substantial, as the effective tax rate was close to zero in each year due to the valuation allowance on deferred taxes coupled with the net operating losses in each period.
Segments.  The following table shows segment revenues and operating income for the twelve months ended December 31, 2022, 2021, and 2020:

	Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	($ in millions)
Segment Revenues
Commercial	$4,068.4	$3,128.1	$2,711.3
Defense & Space	649.8	585.0	491.3
Aftermarket	311.4	239.9	202.2
	$5,029.6	$3,953.0	$3,404.8
Segment Operating (loss) income (1)
Commercial(2)	$(82.9)	$(220.6)	$(620.6)
Defense & Space(3)	72.8	44.3	47.0
Aftermarket(4)	58.5	50.3	37.0
	48.4	(126.0)	(536.6)
Corporate SG&A	(279.2)	(279.9)	(237.4)
Research and development	(50.4)	(53.3)	(38.8)
Total operating (loss) income	$(281.2)	$(459.2)	$(812.8)
_______________________________________
(1)Inclusive of forward losses, changes in estimate on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2022, 2021, and 2020 are further detailed in Note 5, Changes in Estimates.
(2)The twelve months ended December 31, 2022 include the impact of $24.7 of the total charge, mentioned above, in relation to the suspension of activities in Russia. The twelve months ended December 31, 2022 include excess capacity production costs of $149.5 related to temporary B737 MAX, A320 and A220 production schedule changes, $9.6 of temporary workforce adjustment costs as a result of the COVID-19 pandemic net of a U.S. employee retention credit and U.K government subsidies, and net ($25.5) of restructuring costs and other costs, including offset of costs related to the Aviation Manufacturing Jobs Protection Program grant ("AMJPP"). The year ended December 31, 2021 includes excess capacity production costs of $206.7 related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $12.0 for workforce adjustments as a result of COVID-19 production pause, net of a U.S. employee retention credit and U.K. government subsidies, $6.8 of restructuring costs, and a $35.9 offset related to AMJPP.
(3)The twelve months ended December 31, 2022 include excess capacity production costs of $7.8 related to the temporary B737 production schedule changes and $2.3 offset to costs related to AMJPP. The year ended December 31, 2021 includes excess capacity production costs of $10.8, $1.1 of restructuring costs, and a $3.0 offset related to AMJPP.
(4)The twelve months ended December 31, 2022 include the impact of $4.4 of the total charge, mentioned above, in relation to the suspension of activities in Russia. The twelve months ended December 31, 2022 includes $1.9 offset to costs related to AMJPP. The year ended December 31, 2021 includes $0.3 restructuring costs, and a $2.2 offset to costs related to AMJPP.

The Commercial, Defense & Space, and Aftermarket segments represented approximately 81%, 13%, and 6%, respectively, of our net revenues for the twelve months ended December 31, 2022. The Commercial, Defense & Space, and Aftermarket segments represented approximately 79%, 15%, and 6%, respectively, of our net revenues for the twelve months ended December 31, 2021. The Commercial, Defense & Space, and Aftermarket segments represented approximately 80%, 14%, and 6%, respectively, of our net revenues for the twelve months ended December 31, 2020.

Commercial Segment. Commercial segment net revenues for the twelve months ended December 31, 2022 were $4,068.4 million, an increase of $940.3 million, or 30.1%, compared to the same period in the prior year. The increase in revenue was primarily due to increased production on the B737 MAX program in the current year period. The remaining increase to prior year revenue included greater Commercial segment revenues on the A220, A320, business jet, B777 and A350 programs, partially offset by a decrease in revenue on the B787 and B747 programs. Commercial segment operating margins were (2%) for the twelve months ended December 31, 2022, compared to (7%) for the same period in the prior year. The increase in margin, compared to the same period in the prior year, was driven by the incremental margin impact of the greater volume of B737 program sales, lower forward losses on the B787 production program, and lower excess capacity costs and restructuring costs, partially offset by the relative impact of greater forward losses on the A350 program, and margin deterioration on the A320, A220, RB3070, and Bombardier business jet programs. The twelve months ended December 31, 2022 include the impact of $24.7 million of the charge, mentioned above, in relation to the suspension of activities in Russia. The twelve months ended December 31, 2022 include excess capacity production costs of $149.5 million related to temporary B737 MAX, A320 and A220 production schedule changes, $9.6 million of temporary workforce adjustment costs as a result of the COVID-19 pandemic net of a U.S. employee retention credit and U.K government subsidies, and a net partial offset of $25.5 million, including offset of costs related to partial recognition of the AMJPP grant, net of restructuring and other costs. The year ended December 31, 2021 includes excess capacity production costs of $206.7 million related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $12.0 million for workforce adjustments as a result of COVID-19 production pause, net of a U.S. employee retention credit and U.K. government subsidies, $6.8 million of restructuring costs, and a $35.9 million offset to costs related to partial recognition of the AMJPP grant which was awarded in the year 2021. In 2022, the segment recorded unfavorable cumulative catch-up adjustments of $30.1 million and $243.9 million of net forward loss charges. The forward loss charges were primarily driven by increased cost estimates for production rate decreases and build schedule changes, supply chain costs, costs of rework, and other costs on the B787 program, and additional labor, freight, and other cost requirements driven by parts shortages and production and quality issues, production schedule changes received from our customer, and increased non-recurring engineering and tooling costs on the A350 program. The forward loss charges also reflect anticipated production recovery costs related to the bankruptcy of a supplier and associated failure to deliver key parts on the A220 wing program, and, to a lesser extent, increased cost projections on the RB3070, B767, Bombardier Challenger 650, and a partial offset related to the release of a previously recorded forward loss provision that was impacted by the suspension of activities in Russia noted above. Unfavorable cumulative catch-up adjustments were primarily recognized on the B737 MAX and A320 programs, reflective of increased costs experienced and estimated for supply chain, raw material, and other costs on the Boeing B737 MAX program, driven by production schedule changes, parts shortages, and increased supply chain and other costs. The A320 program unfavorable cumulative catch-up adjustment was driven by production cost overruns experienced due to operational and supply chain disruptions, and estimates of the impact of production schedule changes, increased material costs, increased freight costs, and increased labor and overhead costs. In comparison, during 2021, the segment recorded unfavorable cumulative catch-up adjustments of $5.7 million and $227.3 million of net forward loss charges primarily driven by the impact of reduced production volumes on the B787 and A350 programs and the corresponding amount of fixed overhead absorption applied to lower deliveries, engineering analysis and estimated costs of rework on the B787 program, estimated quality improvement costs on the A350 program, and cost performance on the B767 program.

Defense & Space Segment. Defense & Space segment net revenues for the twelve months ended December 31, 2022 were $649.8 million, an increase of $64.8 million, or 11.1%, compared to the same period in the prior year. The increase in revenue was primarily due to increased Boeing P-8 program production, increased classified program revenues, and increased CH-53K revenue, partially offset by lower KC-46 Tanker production. Defense & Space segment operating margins were 11% for the twelve months ended December 31, 2022, compared to 8% for the same period in the prior year. The increase in margin was driven by the incremental margin impact of the greater volume of Boeing P-8 program sales, lower forward losses on the Bell V-280 OTA program, increased CH-53K profit margin and lower excess capacity costs, partially offset by lower profit margin on classified program revenues. The twelve months ended December 31, 2022 include excess capacity production costs of $7.8 million related to the temporary B737 production schedule changes and $2.3 million offset of costs related to AMJPP. The year ended December 31, 2021 includes excess capacity production costs of $10.8 million, $1.1 million of restructuring costs, and a $3.0 million offset related to partial recognition of the AMJPP grant. In 2022, the segment recorded favorable cumulative catch-up adjustments of $2.4 million and $6.4 million of net forward loss charges. In comparison, during 2021, the segment recorded favorable cumulative catch-up adjustments of $0.7 million and $14.2 million of net forward loss charges.

Aftermarket Segment. Aftermarket segment net revenues for the twelve months ended December 31, 2022 were $311.4 million, an increase of $71.5 million, or 29.8%, compared to the same period in the prior year, reflecting greater spare part sales and increased maintenance, repair, and overhaul ("MRO") sales activity. Aftermarket segment operating margins were 19% for the twelve months ended December 31, 2022, compared to 21% for the same period in the prior year. The twelve months ended December 31, 2022 include the impact of $4.4 million of the total charge, mentioned above, in relation to the suspension of activities in Russia. The twelve months ended December 31, 2022 includes $1.9 million of offset to costs related to AMJPP. The year ended December 31, 2021 includes $0.3 million of restructuring costs, and a $2.2 million offset to costs related to partial recognition of AMJPP.
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
Gross (Loss) Profit. Gross (loss) profit for the twelve months ended December 31, 2021 was ($117.8) million, as compared to ($440.7) million for the same period in the prior year, a decrease in loss of $322.9 million. The improvement in gross loss reflects an increased volume of B737 MAX production, relatively lower forward loss charges on the B787 and A350 programs as compared to the prior year period, lower excess capacity production costs versus the prior period, partial recognition of the AMJPP grant, and incremental profit from business/regional jet programs that were acquired with the Bombardier Acquisition in late 2020, partially offset by lower margins on the B777 program, increased costs on a non-classified program, and greater warranty expense in the current period.
SG&A and Research and Development.  SG&A expense was $42.5 million higher for the twelve months ended December 31, 2021, as compared to the same period in the prior year, primarily due to a charge related to a 2021 ruling in favor of the Company's former Chief Executive Officer (see Note 22, Commitments, Contingencies and Guarantees) and incremental expenses from our recently acquired Belfast site, which was acquired late in the prior year. Research and development expense for the twelve months ended December 31, 2021 reflects increased activity and was $14.5 million higher as compared to the same period in the prior year.
Restructuring Costs and Disposal of Assets. Restructuring costs were $64.8 million lower for the twelve months ended December 31, 2021, compared to the same period in the prior year. The variance reflects higher cost-alignment and headcount reduction activity seen in the prior year. The total restructuring costs of $8.2 million in 2021 largely include costs related to the McAlester and San Antonio site closures. Losses on disposals of assets were $22.9 million in the prior year, and were related to production decreases, process-related changes and quality improvement initiatives on the B787 and A350 programs.
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
Other Income (Expense), net.  Other income for the twelve months ended December 31, 2021 was $146.6 million, compared to other expense of $77.8 million for the same period in the prior year. The improvement of $224.4 million during 2021 was primarily driven by a net pension loss recognized in the prior year period related to a voluntary retirement program, whereas 2021 includes net pension income, including a curtailment gain recognized related to the closure of the Shorts Pension to future benefit accrual for current and former employees at the Belfast location. In addition, the prior year results included a relatively large foreign currency loss, relative to a small foreign currency gain in 2021.
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

Commercial Segment. Commercial segment net revenues for the twelve months ended December 31, 2021 were $3,128.1 million, an increase of $416.8 million, or 15.4%, compared to the same period in the prior year. The increase in revenue was primarily due to increased production volumes on the B737 MAX program and incremental revenues from our A220 wing and Bombardier programs, which were acquired late in 2020, partially offset by lower production on B777, B787, and A350 programs. Commercial segment operating margins were (7%) for the twelve months ended December 31, 2021, compared to (23%) for the same period in the prior year. The decrease in gross loss reflects an increased volume of B737 MAX production, relatively lower forward loss charges on the B787 and A350 programs as compared to the prior year period, lower excess capacity production costs versus the prior period, partial recognition of the AMJPP grant which was awarded in 2021, and incremental profit from business/regional jet programs that were acquired with the Bombardier Acquisition in late 2020, partially offset by higher warranty costs in 2021 and lower margins on the B777 program related primarily to lower production rates. The year ended December 31, 2021 includes excess capacity production costs of $206.7 million related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $12.0 million for workforce adjustments as a result of COVID-19 production pause, net of a U.S. employee retention credit and U.K. government subsidies, $6.8 million of restructuring costs, and a $35.9 million offset to costs related to partial recognition of the AMJPP grant. The year ended December 31, 2020 includes excess capacity production costs of $265.5 million related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $33.7 million for workforce adjustments as a result of COVID-19 production pause, net of a U.S. employee retention credit and U.K. government subsidies, and $64.0 million of restructuring costs. In 2021, the segment recorded unfavorable cumulative catch-up adjustments of $5.7 million and $227.3 million of net forward loss charges primarily driven by the impact of reduced production volumes on the B787 and A350 programs and the corresponding amount of fixed overhead absorption applied to lower deliveries, engineering analysis and estimated costs of rework on the B787 program, estimated quality improvement costs on the A350 program, and cost performance on the B767 program. In comparison, during 2020, the segment recorded unfavorable cumulative catch-up adjustments of $28.9 million related to COVID-19 pandemic related production rate reductions, and $366.8 million of net forward loss charges primarily due to production rate reductions on the B787 and A350 programs.

Defense & Space Segment. Defense & Space segment net revenues for the twelve months ended December 31, 2021 were $585.0 million, an increase of $93.7 million, or 19.1%, compared to the same period in the prior year. The increase in revenue was primarily due to increased KC-46 Tanker production, increased classified program revenues, and increased production of the Boeing B737 program, the contracts for which include P-8 units that are accounted for in the Defense & Space segment. Defense & Space segment operating margins were 8% for the twelve months ended December 31, 2021, compared to 10% for the same period in the prior year, primarily due to increased costs on a non-classified program and a forward loss taken on the Bell V-280 OTA program. The impact of these cost increases was partially offset by margin improvements related to increased Boeing production and lower excess capacity and restructuring costs. The year ended December 31, 2021 includes excess capacity production costs of $10.8 million, $1.1 million of restructuring costs, and a $3.0 million offset related to partial recognition of the AMJPP grant. The year ended December 31, 2020 includes excess capacity production costs of $13.4 million related to the temporary B737 production schedule changes, and $3.8 million of restructuring costs. In 2021, the segment recorded favorable cumulative catch-up adjustments of $0.7 million and $14.2 million of net forward loss charges. In comparison, during 2020, the segment recorded unfavorable cumulative catch-up adjustments of $1.5 million $3.5 million of net forward loss charges.

Aftermarket Segment. Aftermarket segment net revenues for the twelve months ended December 31, 2021 were $239.9 million, an increase of $37.7 million, or 18.6%, compared to the same period in the prior year, primarily reflecting increased MRO revenue from our Belfast, Northern Ireland and Dallas, Texas sites, which were acquired late in the prior period, partially offset by a decrease in spare parts sales from the prior year. Aftermarket segment operating margins were 21% for the twelve months ended December 31, 2021, compared to 18% for the same period in the prior year, primarily due to lower restructuring costs. The year ended December 31, 2021 includes $0.3 million of restructuring costs, and a $2.2 million offset to costs related to partial recognition of the AMJPP grant. The year ended December 31, 2020 includes $5.2 million of restructuring costs.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal sources of liquidity are operating cash flows from continuing operations and borrowings to finance our business operations. Our operating cash flows from continuing operations have been adversely impacted by, among other things, the B737 MAX grounding, the COVID-19 pandemic, production rate changes for the B737 MAX program and other programs, supply chain disruptions, labor shortages and cost increases affecting our business. We expect those adverse impacts to continue for 2023 and beyond. For purposes of assessing our liquidity needs in this section, we have assumed that Boeing would not further reduce the B737 MAX production rate and that other customers generally would not further reduce their production rates. For risks that may affect that assumption, see Item 1A “Risk Factors.”
As of December 31, 2022, our debt balance was $3,868.6 million, including $53.7 million of debt classified as short-term. As of December 31, 2022, we had $658.6 million of cash and cash equivalents on our Consolidated Balance Sheet, which reflects a decrease of $820.0 million from the cash and cash equivalents balance of $1,478.6 million as of December 31, 2021.

Based on current operating trends, we believe our cash on hand and cash flows generated from operations, together with other sources of liquidity and our ability to vary our cost structure, will provide sufficient liquidity for the next twelve months and for the foreseeable future beyond the next twelve months. Beyond the next twelve months, this belief assumes that we will be able to refinance our indebtedness at or prior to maturity with new borrowings or other sources of liquidity. Limitations on our ability to access the capital or credit markets, the cost impacts of additional production rate changes, difficulty with managing costs due to labor shortages, supply chain disruptions, inflation or other factors, or unfavorable terms or general reductions in liquidity, may adversely and materially impact our business, financial condition, and results of operations, and prevent us from being able to meet our obligations as they become due. There can be no assurance that we will be able to access the capital or credit markets or, if we do have such access, that it will be on favorable terms.

Further, we have experienced, and could continue to experience, significant fluctuations in our cash flows from period to period, particularly during the continued uncertainty in the timing of the aviation industry recovery and the current challenging macroeconomic environment. We use our cash for many activities, including operations, capital expenditures, debt service, working capital, and M&A integration activities. While we may be able to modify, defer or eliminate some of these uses to manage our cash consumption, other uses are relatively fixed and are difficult to modify in the short-term.
In connection with the Company’s acquisition of select assets of Bombardier aerostructures and aftermarket services businesses on October 30, 2020, the Company acquired certain liabilities as previously disclosed including financial payment obligation under a repayable investment agreement with the U.K.'s Department for Business, Energy and Industrial Strategy. The repayable investment obligation, which was denominated in GBP, was included on the Company’s Consolidated Balance Sheet as of December 31, 2021, as $41.7 million recorded to other current liabilities and $301.9 million recorded to Other non-current liabilities. In January 2022, the Company made repayments of $25.6 million to the UK’s Department for Business Energy and Industrial Strategy for units sold, including interest, in respect to the agreement. In April 2022, the deed of release settled the remaining outstanding repayment obligation in exchange for a payment of $292.8 million. The portion of the payments related to interest expense and the portion of the payments related to principal repayment are included in net cash used in operating activities and net cash used in financing activities, respectively, on the Company's Consolidated Statement of Cash Flows for the period ended December 31, 2022.
Credit Agreement
On October 5, 2020, Spirit entered into a term loan credit agreement (the “Credit Agreement”) providing for a $400.0 million senior secured term loan B credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. On October 5, 2020 Spirit borrowed the full $400.0 million of initial term loans available under the Credit Agreement. The Credit Agreement also permits Spirit to request one or more incremental term facilities in an aggregate principal amount not to exceed (x) in the case of any incremental facility that is secured on a pari passu basis with the Credit Agreement, the greater of (a) $950.0 million and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the first lien secured net leverage ratio does not exceed 3.25 to 1.00; and (y) in the case of any incremental facility that is secured on a junior basis to the Credit Agreement, the greater of (a) $500.0 million and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the secured net leverage ratio does not exceed 5.00 to 1.00. On November 15, 2021, the Company entered into a first refinancing, incremental assumption and amendment agreement (the “November 2021 Amendment”) to the Credit Agreement. The November 2021 Amendment provides for, among other things, (i) the refinancing of the $397.0 million aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2021 Amendment with term loans in an equal principal amount with a lower interest rate (the “Repriced Term Loans”) and (ii) an incremental term loan facility of $203.0 million in aggregate principal amount with the same terms as the Repriced Term Loans. On November 23, 2022, the Company entered into a second refinancing amendment (the "November 2022 Amendment") to the Credit Agreement (the Credit Agreement, as amended by the November 2021 Amendment and the November 2022 Amendment, the “Amended Credit Agreement”). The November 2022 Amendment provides for, among other things, the refinancing of the $594.0 million aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2022 Amendment (the “Existing Term Loans”) with term loans in an equal principal amount with a later maturity date (the “New Term Loans”). The proceeds of the New Term Loans were used to refinance the Existing Term Loans. The New Term Loans will mature on January 15, 2027. The New Term Loans bear interest at a rate ranging between Term SOFR plus 4.25% and Term SOFR plus 4.50% (or, at Spirit’s option, between base rate plus 3.25% and base rate plus 3.50%, as applicable) with the margin varying based on Spirit’s first lien secured gross leverage ratio. The obligations under the Amended Credit Agreement are guaranteed by Holdings and Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”, and together with Holdings, the “Guarantors”), and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of Spirit, subject to certain customary exceptions. The obligations are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

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
As a result of the modification and extinguishment of the Company's prior credit agreement, the Company recognized a loss on extinguishment of $7.2 million, recorded to the Interest expense and financing fee amortization line item for the twelve months ended December 31, 2022, on the Company's Consolidated Statement of Operations, of which $4.6 million is reflected within the Amortization of deferred financing fees line item in operating activities and $2.6 million is reflected within the Payment of debt extinguishment costs line item under financing activities on the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2022.
First Lien 2029 Notes
On November 23, 2022, Spirit entered into an Indenture (the “First Lien 2029 Notes Indenture”), by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $900 million aggregate principal amount of its 9.375% Senior Secured First Lien Notes due 2029 (the “First Lien 2029 Notes”). The First Lien 2029 Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions to non-U.S. persons pursuant to Regulation S under the Securities Act.
The First Lien 2029 Notes mature on November 30, 2029 and bear interest at a rate of 9.375% per year payable semiannually in cash in arrears on May 30 and November 30 of each year. The first interest payment date is May 30, 2023. The First Lien 2029 Notes are guaranteed by the Guarantors, and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of the Company, subject to certain customary exceptions. The First Lien 2029 Notes are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.
The First Lien 2029 Notes Indenture contains covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur indebtedness secured by liens, enter into sale and leaseback transactions, make restricted payments and investments and enter into certain mergers or consolidations and transfer substantially all of the Company and its subsidiaries’ assets. These covenants are subject to a number of qualifications and limitations. In addition, the Indenture provides for customary events of default.
As of December 31, 2022, the outstanding balance of the First Lien 2029 Notes was $900.0 million and the carrying value was $887.2 million.

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

The First Lien 2025 Notes are guaranteed by the Guarantors and were initially secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The First Lien 2025 Notes Indenture initially contained covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur indebtedness secured by liens, enter into sale and leaseback transactions, make restricted payments and investments and enter into certain mergers or consolidations and transfer substantially all of the Company and its subsidiaries’ assets. These covenants are subject to a number of qualifications and limitations. In addition, the First Lien 2025 Indenture provides for customary events of default.

In the fourth quarter of 2022, Spirit purchased $479.2 million in aggregate principal amount of its outstanding First Lien 2025 Notes for cash pursuant to a tender offer (the “Tender Offer”). As of December 31, 2022, the outstanding balance of the First Lien 2025 Notes was $20.8 million and the carrying value was $20.7 million. In connection with the Tender Offer, Spirit received the requisite consents from holders of the 2025 First Lien Notes necessary to approve amendments to the 2025 First Lien Notes Indenture, to, among other things, eliminate certain of the restrictive covenants and events of default contained in the 2025 First Lien Notes Indenture (the “Majority Amendments”) and terminate the security interest and release the collateral under the 2025 First Lien Notes Indenture (the “Collateral Release Amendments”). Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A. entered into the First Supplemental Indenture, dated as of November 23, 2022, to the 2025 First Lien Notes Indenture, which effects (i) the Majority Amendments and (ii) the Collateral Release Amendments, in each case, as of November 23, 2022. As of December 31, 2022, the First Lien 2025 Notes are unsecured and the First Lien 2025 Notes Indenture no longer includes covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability to incur indebtedness secured by liens, enter into sale and leaseback transactions or make restricted payments and investments.

2026 Notes

In June 2016, the Company issued $300.0 million in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of December 31, 2022, the outstanding balance of the 2026 Notes was $300.0 million and the carrying value was $298.8 million. The Company and Spirit NC guarantee Spirit's obligations under the 2026 Notes on a senior secured basis.

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

On October 5, 2020, Spirit entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with 2026 Notes. Under the Fourth Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the holders of the First Lien 2025 Notes (until the security in favor of the lenders under the holders of the First Lien 2025 Notes was released on November 23, 2022) and the secured parties under the Amended Credit Agreement.

On November 23, 2022, Spirit entered into a Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with the 2026 Notes. Under the Fifth Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the holders of the First Lien 2029 Notes.

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

The Second Lien 2025 Notes mature on April 15, 2025 and bear interest at a rate of 7.500% per year payable semiannually in cash in arrears on April 15 and October 15 of each year. The first interest payment date was October 15, 2020. As of December 31, 2022, the outstanding balance of the Second Lien 2025 Notes was $1,200.0 million and the carrying value was $1,191.0 million.

The Second Lien 2025 Notes are guaranteed by the Guarantors and secured by a second-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The Second Lien 2025 Notes Indenture contains covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens, enter into sale and leaseback transactions and guarantee other indebtedness without guaranteeing the Second Lien 2025 Notes. These covenants are subject to a number of qualifications and limitations. In addition, the Second Lien 2025 Notes Indenture provides for customary events of default.

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

On February 24, 2021, Spirit redeemed the outstanding $300.0 million principal amount of the Floating Rate Notes. On November 23, 2022, Spirit redeemed the outstanding $300.0 million principal amount of the 2023 Notes. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $0.0, $0.0, and $700.0 million as of December 31, 2022, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $0.0, $0.0, and $695.9 million as of December 31, 2022, respectively.

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

As of December 31, 2022, the Company was in compliance with all covenants contained in the indentures governing the First Lien 2029 Notes, First Lien 2025 Notes, Second Lien 2025 Notes, 2026 Notes, and the 2028 Notes.

For additional information on our outstanding debt, please see Note 16 to the Consolidated Financial Statements, Debt.

Receivables Financing
We have agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third-party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with us, and they continue to allow us to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s, Airbus’s, and Rolls-Royce's financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing, Airbus, or Rolls-Royce due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues, which could have an adverse impact upon our operating results, financial condition and cash flows. For the twelve months ended December 31, 2022, $2,899.8 million of accounts receivable were sold via these arrangements. For additional information on the sale of receivables, please see Note 6 to the Consolidated Financial Statements, Accounts Receivable, net.

Supply Chain Financing Applicable to Suppliers

We have provided our suppliers with access to a supply chain financing program through a facility with a third-party financing institution. This program was primarily entered into as a result of seeking payment term extensions with suppliers, and the program allows suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition. During the twelve months ended December 31, 2022, we increased capacity under our existing supply chain financing program in order to support increases to production. While our suppliers’ access to this supply chain financing program could be curtailed if our credit ratings are downgraded, we do not expect that changes in the availability of supply chain financing to our suppliers will have a significant impact on our liquidity.

The balance of payables to suppliers who elected to participate in the supply chain financing program included in our accounts payable balance as of December 31, 2022 was $102.0 million, an increase of $43.1 million over the balance as of December 31, 2021 of $58.9 million. In the comparable prior year period, payables to suppliers who elected to participate in the supply chain financing program did not significantly increase or decrease over the twelve months ended December 31, 2021. The changes in each period primarily reflect purchases from suppliers related to production levels during the applicable period.

Credit Ratings

As of December 31, 2022, our corporate credit ratings were B by Standard & Poor’s Global Ratings (“S&P”), and B2 by Moody’s Investors Service, Inc. (“Moody’s”). Throughout 2020, S&P and Moody’s downgraded our credit rating on a number of occasions. On July 21, 2020, Moody’s downgraded Spirit’s credit rating to B2 with a negative outlook. On August 3, 2020, S&P downgraded Spirit’s credit rating to B with a stable outlook.
The ratings reflect, among other things, the agencies’ assessment of our ability to pay interest and principal on our debt securities and credit agreements. A rating is not a recommendation to purchase, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be considered independently of all other ratings. As compared to the Company’s prior investment grade rating, these ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings have in the past resulted in, and may in the future result in, more stringent covenants and higher interest rates under the terms of any new debt.

Derivatives and Hedging

The Company has entered into a series of currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling at our operations located in Belfast, Northern Ireland, Casablanca, Morocco, and Dallas, Texas. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through September 2023. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The loss recognized in AOCI was $19.1 million for the twelve months ended December 31, 2022. As of December 31, 2022, the maximum term of the hedged forecasted transaction was 9 months. Within the next 12 months, the Company expects to recognize a loss of $2.4 million in earnings related to the foreign currency forward contracts.

Pension and Other Post-Retirement Benefit Obligations

Effective October 1, 2021, we spun off a portion of the existing Pension Value Plan ("PVP A"), to a new plan called PVP B. As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At December 31, 2022, a pension reversion asset of $71.1 million is recorded on the Restricted plan assets line item on the Company’s Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over seven years as they are distributed to employees under a qualified benefit program.

Separately, during the twelve months ended December 31, 2022, we withdrew $34.0 million of cash from PVP B, which represented an excess plan assets reversion. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2022. Excise tax of $6.8 million related to the reversion of excess plan assets was separately recorded to the Other income (expense), net line item on the Consolidated Statements of Operations for the twelve months ended December 31, 2022. See also Note 23 Other Income (Expense), Net.

In July 2022 the Company adopted and communicated to participants a plan to terminate the Pension Value Plan A ("PVP A"). During the twelve months ended December 31, 2022, the PVP A plan was amended, providing for an enhancement to benefits the Company is providing to certain U.S. employees in conjunction with the plan termination. The estimated liability impact of this plan amendment, $73.5 million, was recognized immediately as a non-cash, pre-tax non-operating charge for amortization of prior service costs. We recognized additional non-cash, pre-tax non-operating accounting charges of $34.7 million related to the plan termination, primarily reflecting the accounting for bulk lump-sum payments made in the fourth quarter of 2022, which resulted in a settlement charge related to the accelerated recognition of the actuarial losses for the PVP A plan that were previously included in the Accumulated other comprehensive loss line item in the Stockholders' Equity section of the Company's Balance Sheet. See also Note 17 Pension and Other Post-Retirement Benefits.

In the first quarter of 2023, the Company expects to recognize additional non-cash, pre-tax non-operating settlement accounting charges of approximately $60 million to $80 million related to the purchase of annuities for any participants not electing a lump-sum distribution. Once these actions are complete, the Company anticipates an after-tax cash reversion of any remaining surplus, which the Company currently estimates to be within a range of $120 million to $150 million and to take place in the first quarter of 2023. The amounts of these charges and after-tax reversion are dependent upon finalization of the actuarial assumptions, including discount rate, investment rate of return, and benefit payment selections, as of the measurement date of the settlement, which will take place in the first quarter of 2023.

Cash Flows

The following table provides a summary of our cash flows for the twelve months ended December 31, 2022, 2021, and 2020:

	For the Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	($ in millions)
Net loss	$(546.2)	$(540.8)	$(870.3)
Adjustments to reconcile net income	323.8	248.9	733.2
Changes in working capital	(172.2)	228.7	(607.8)
Net cash used in operating activities	(394.6)	(63.2)	(744.9)
Net cash used in investing activities	(155.5)	(163.8)	(502.0)
Net cash (used in) provided by financing activities	(261.0)	(163.5)	769.5
Effect of exchange rate change on cash and cash equivalents	(8.9)	(4.2)	3.3
Net decrease in cash, cash equivalents, and restricted cash for the period	(820.0)	(394.7)	(474.1)
Cash, cash equivalents, and restricted cash, beginning of period	1,498.4	1,893.1	2,367.2
Cash, cash equivalents, and restricted cash, end of period	$678.4	$1,498.4	$1,893.1

Twelve Months Ended December 31, 2022 as Compared to Twelve Months Ended December 31, 2021
Operating Activities
For the twelve months ended December 31, 2022, we had a net cash outflow of $394.6 million from operating activities, an increase in net outflow of $331.4 million compared to a net cash outflow of $63.2 million for the prior year. The increase in net cash outflow was driven by an increase to working capital associated with increased production throughout the current year period, and the absence of a current year cash inflow related to a relatively large income tax refund received in the prior year period. These impacts were partially offset by cash inflows from comparatively greater earnings in the current year period, and the absence of a relatively large cash pension contribution in the prior year related to the Bombardier acquisition. Operating activities also include the pension asset reversion to cash discussed in Note 17 Pension and Other Post-Retirement Benefits, cash repayments of $123 million made in the current year of the advance payment received from Boeing on the B737 program, and the interest payment associated with the settlement of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. See also Note 13 Advance Payments and Note 23 Other Income (Expense), Net.
Investing Activities
For the twelve months ended December 31, 2022, we had a net cash outflow of $155.5 million from investing activities, compared to a net cash outflow of $163.8 million for the prior year. This decrease in net outflow was primarily driven by lower capital expenditures, partially offset by cash outflows related to our current year acquisition of T.E.A.M., Inc., which were greater than the outflows in the prior year period for our acquisition of Applied Aerodynamics.
Financing Activities
For the twelve months ended December 31, 2022, we had a net cash outflow of $261.0 million for financing activities, an increase in outflows of $97.5 million as compared to a net cash outflow of $163.5 million for the same period in the prior year. The increased cash outflow was primarily driven by the differences between borrowing activity in the two periods and the $289.5 million current year principal repayment of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. In the current year, in addition to the repayment of the repayable investment agreement noted above, we had net cash inflows related to the issuance of our $900 million First Lien 2029 Notes, partially offset by net cash outflows related to partial redemption of our $500 million 2025 First Lien Notes and redemption of our $300 million 2023 Notes, including related fees. In the prior year, cash inflows from financing activities included the impact of an incremental term loan facility of $203 million and redemption of the $300 million aggregate principal amount of Senior Floating Rate Notes due 2021. During the twelve months ended December 31, 2022, we paid dividends of $4.2 million to our stockholders of record, compared to dividends of $4.3 million paid in the same period in the prior year. There were no repurchases of Common Stock under our share repurchase program during either the twelve months ended December 31, 2022 or December 31, 2021.

Twelve Months Ended December 31, 2021 as Compared to Twelve Months Ended December 31, 2020
Operating Activities
For the twelve months ended December 31, 2021, we had a net cash outflow of $63.2 million from operating activities, a decrease in net outflow of $681.7 million compared to a net cash outflow of $744.9 million for the prior year. The decrease in net cash outflow from operating activities primarily represents improved cash flows from operating income and working capital driven by increased production, coupled with the negative impact of the timing of the prior year B737 MAX production suspension on working capital cash flows, and an income tax refund received that was larger than that received in the prior period.
Investing Activities
For the twelve months ended December 31, 2021, we had a net cash outflow of $163.8 million from investing activities, compared to a net cash outflow of $502.0 million for the prior year. This decrease in net outflow was primarily driven by the prior year Bombardier Acquisition, which was relatively large, partially offset by greater capital expenditures.
Financing Activities
For the twelve months ended December 31, 2021, we had a net cash outflow of $163.5 million for financing activities, a change of $933 million as compared to a net cash inflow of $769.5 million for the same period in the prior year. In 2021, the Company's financing activities included redemption of the $300 million aggregate principal amount of Senior Floating Rate Notes due 2021, refinancing of $397 million aggregate principal amount term loans with term loans in an equal principal amount with a lower interest rate, and an incremental term loan facility of $203 million in aggregate principal amount with the same terms as the repriced term loans. During 2020, the Company issued $400.0 million under the Credit Agreement, $1,200.0 million in Second Lien 2025 Notes, and $500.0 million in First Lien 2025 Notes, offset by an $800.0 million payment on the 2018 Revolver, a $400.0 million payment on the 2018 Term Loan A, and payment of debt issuance costs. Additionally, during the twelve months ended December 31, 2021, we paid a dividend of $4.3 million to our stockholders of record, compared to a dividend of $15.4 million paid in the prior year. The remainder of the decrease in net inflow from the prior year period was driven by customer financing repayments, versus proceeds in the prior year, and differences to taxes paid related to net share settlement awards.

Future Cash Needs and Capital Spending
Impacts from, among other things, the B737 MAX grounding, the COVID-19 pandemic, production rate changes for the B737 MAX program and other programs, supply chain disruptions, labor shortages and cost increases have significantly impacted our liquidity requirements and operations. Our primary future cash needs will consist of working capital, research and development, capital expenditures, debt service, integration activity, and potential merger and acquisition activity. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates, which we expect will happen as the aviation industry continues recovery through the current challenging macroeconomic environment; however, we cannot give any assurances that continued progress towards normalization to expected production rates will happen soon enough for us to fund our operations and meet our debt repayment obligations. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Historically, share repurchases and dividend payments have also been factors affecting our liquidity. As described below, our share repurchase program and quarterly dividend have been paused.
Our cash flows from continuing operations generally have been adversely impacted by the resulting production rate changes associated with the B737 MAX grounding and the COVID-19 pandemic and we expect the adverse impact to continue as aviation demand and resultant aircraft production recovery occurs. Based on current operating trends, we believe our cash on hand and cash flows generated from operations, together with other sources of liquidity and our ability to vary our cost structure, will provide sufficient liquidity for the next twelve months and for the foreseeable future beyond the next twelve months. Beyond the next twelve months, this belief assumes that we will be able to refinance our indebtedness at or prior to maturity with new borrowings or other sources of liquidity. Limitations on our ability to access the capital or credit markets, the cost impacts of additional production rate changes, difficulty with managing costs due to labor shortages, supply chain disruptions, inflation or other factors, or unfavorable terms or general reductions in liquidity, may adversely and materially impact our business, financial condition, and results of operations, and prevent us from being able to meet our obligations as they become due. There can be no assurance that we will be able to access the capital or credit markets or, if we do have such access, that it will be on favorable terms. Further, we could experience significant fluctuations in our cash flows from period to period, particularly during the continued uncertainty during the aviation industry recovery and the current challenging macroeconomic environment. While we may be able to modify, defer or eliminate some of our uses of cash as described above to manage our cash consumption, other uses are relatively fixed and are difficult to modify in the short-term.
The COVID-19 pandemic and resultant recovery period has created significant uncertainty in our industry. Our customers reduced their production rates, and we have seen labor shortages, supply chain disruptions, and other factors negatively impact our results of operations and cash flows. We are unable to predict the duration, impact or outcome of the pandemic, or recovery from the pandemic, and the resulting impact on the aviation industry and, accordingly, cannot predict the outcome on our operations. In addition to the impacts of the COVID-19 pandemic and resultant recovery period, noted above, our energy, freight, raw material and other costs have been impacted by, and may continue to be impacted by, Russia’s February 2022 invasion of Ukraine, the resultant sanctions and other measures imposed by the U.S. and other governments, and other related impacts, which have resulted in economic and political uncertainty and risks.

Prolonged global inflationary pressures have also impacted labor, supply chain, energy, freight, raw material and other costs, in addition to increased interest costs related to counter-inflationary measures taken by central banks. In certain situations, we have the ability to recover certain abnormal inflationary impacts through contractual agreements with our customers, however, we anticipate that we will experience reduced levels of profitability related to inflationary impacts until such time as the rate of inflation subsides to normal historical levels.
Apart from the COVID-19 pandemic, the B737 MAX grounding and its residual demand impacts created and continues to create significant liquidity challenges for the Company. Spirit delivered 281 B737 MAX shipsets in year ended December 31, 2022 compared to 606 B737 MAX shipsets delivered in the last full year period prior to the grounding, which was the year ended December 31, 2019. While we expect the production rate to increase in future periods, that expectation is subject to a number of risks that are described further in Item 1A. “Risk Factors” of this Annual Report.
If production levels are further reduced by our customers for any reason (including the COVID-19 pandemic, demand challenges for the B737 MAX program, supply challenges caused by labor shortages, inflation or other supply chain disruptions, or otherwise) beyond current expectations or if we have difficulties in managing our cost structure to take into account changes in production schedules, our liquidity position may worsen if we are unable to procure additional financing, and our business, financial condition, results of operations and cash flows could be materially adversely impacted.
As of December 31, 2022, there was $925 million remaining in the Company’s Board-approved share repurchase program. Share repurchases are currently on hold. On November 3, 2022, the Company announced that the Board had suspended payments of dividends. The Board regularly evaluates the Company's capital allocation strategy and dividend policy. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all.
Foreign Operations
We engage in business in various non-U.S. markets. As of December 31, 2022, we have facilities in the U.K., France, Malaysia, and Morocco. We are also members of joint ventures in both Taiwan and the People’s Republic of China.
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
For the twelve months ended December 31, 2022, our net revenues from direct sales to non-U.S. customers were $1,215.1 million, or 24% of total net revenues for the same period. For the twelve months ended December 31, 2021, our net revenues from direct sales to non-U.S. customers were $1,130.8 million, or 29% of total net revenues for the same period. For the twelve months ended December 31, 2020, our net revenues from direct sales to non-U.S. customers were $767.2 million, or 23% of total net revenues for the same period.
Our foreign operations subject us to risks that are described further in Item 1A. “Risk Factors” of this Annual Report.

Information Regarding Guarantors of Spirit’s Notes Registered Under the Securities Act of 1933

Spirit’s 2026 Notes are guaranteed by Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”) and Spirit Holdings, and Spirit’s 2028 Notes are guaranteed by Spirit Holdings. None of Spirit’s notes are guaranteed by Spirit’s or Spirit Holdings' other domestic subsidiaries or any foreign subsidiaries (together, the “Non-Guarantor Subsidiaries”). Spirit Holdings consolidates each of Spirit and Spirit NC in its consolidated financial statements. Spirit and Spirit NC are both 100 percent-owned and controlled by Spirit Holdings. Spirit Holdings' guarantees of Spirit’s indebtedness are full and unconditional, except that the guarantees may be automatically released and relieved upon satisfaction of the requirements for legal defeasance or covenant defeasance under the applicable indenture being met. Spirit Holdings' guarantees are also subject to a standard limitation which provides that the maximum amount guaranteed by the Company will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.

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

All of the existing guarantees by Spirit Holdings and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of Spirit Holdings and Spirit NC (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of December 31, 2022, indebtedness of our non-guarantor subsidiaries included $355.2 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $17.1 million of finance leases of our non-guarantor subsidiaries. Based on our understanding of Rule 3-10 of Regulation S-X (“Rule 3-10”), we believe that the Spirit Holdings' guarantees of Spirit’s indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for Spirit Holdings, Spirit and Spirit NC, which is a consolidated guarantor subsidiary, in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes information regarding the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented. The following tables include summarized financial information of Spirit, Holdings, and Spirit NC (together, the “obligor group”). Investments in and equity in the earnings of Spirit Holdings' Non-Guarantor Subsidiaries, which are not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis for Spirit and Spirit Holdings, and separately for Spirit NC, with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented in separate line items, if they are material. There are no non-controlling interest in any of the obligor group entities.

Summarized Statements of Income	Twelve Months Ended December 31, 2022
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$3,827.5	$—
Net Sales to Non-Guarantor Subsidiaries	17.8	31.0
Gross profit on sales to unrelated parties	118.1	—
Gross loss on sales to Non-Guarantor Subsidiaries	(7.8)	(1.5)
Loss from continuing operations	(463.1)	(3.4)
Net loss	$(463.1)	$(3.4)

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$487.7	$1,291.2	$—	$—
Receivables due from Non-Guarantor Subsidiaries	85.9	51.7	15.7	19.1
Receivables due from unrelated parties	242.7	262.3	0.6	—
Contract assets	449.8	400.5	—	—
Inventory, net	869.1	804.9	103.7	139.0
Other current assets	6.2	—	—	—
Total current assets	$2,141.4	$2,810.6	$120.0	$158.1
Loan receivable from Non-Guarantor Subsidiaries	355.2	107.2	—	—
Property, plant and equipment, net	1,503.1	1,591.2	205.2	242.6
Pension assets, net	249.2	505.9	—	—
Other non-current assets	314.7	313.3	5.2	5.8
Total non-current assets	$2,422.2	$2,517.6	$210.4	$248.4
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$134.7	$86.3	$6.6	$10.5
Accounts payable to unrelated parties	681.0	516.3	26.4	22.3
Accrued expenses	282.3	279.5	1.5	0.6
Current portion of long-term debt	67.6	42.9	1.1	1.1
Other current liabilities	328.7	487.9	0.5	0.6
Total current liabilities	$1,494.3	$1,412.9	$36.1	$35.1
Long-term debt	3,778.5	3,721.5	4.4	5.5
Contract liabilities, long-term	245.3	289.1	—	—
Forward loss provision, long-term	215.4	283.0	—	—
Other non-current liabilities	478.0	565.9	4.7	5.2
Total non-current liabilities	$4,717.2	$4,859.5	$9.1	$10.7

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

Accounts receivable includes amounts billed and currently due from customers. Contract assets include amounts due from customers for performance obligations that have been satisfied but for which amounts have not been billed. These amounts include particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending dispute resolution. For the twelve months ended December 31, 2022, approximately 60% of our net revenues were from sales to Boeing. We monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. For the twelve months ended December 31, 2022, our estimated credit losses were not material. See Note 6 to our Consolidated Financial Statements, Accounts Receivable, net, for more information on the provision for estimated credit losses. While we cannot guarantee that we will continue to experience the same credit loss rates in the future, such credit losses have historically not been material. For this reason, we believe that our exposure to this credit risk is not material.

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

Interest Rate Risks

As of December 31, 2022, under our Amended Credit Agreement, we had $592.5 million of variable rate term loan debt outstanding consisting of term loans bearing interest that varies with the Term Secured Overnight Financing Rate ("Term SOFR"). Interest rate changes will generally impact our future earnings and cash flows, assuming other factors are held constant.

Foreign Exchange Risks

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. The functional currency for our Prestwick, Scotland and Subang, Malaysia operations is the British pound sterling. The functional currency for our operations located in Belfast, Northern Ireland, and Casablanca, Morocco is the U.S. Dollar. While sales and procurement costs from these sites are largely denominated in their respective functional currencies, there are also sales and procurement costs denominated in currencies outside of the respective functional currencies, mostly U.S. dollars, British pound sterling, Euros, Malaysian Ringgit, and Moroccan Dirham. Movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our profitability and cash flows. We do not believe that this risk to profitability and cash flows is material for our Prestwick, Scotland and Subang, Malaysia operations, as the impact of fluctuations within sales and expenses are generally expected to be offsetting. The Company has an incremental hedging program in place to minimize the effect of the exchange rate fluctuations noted above for our operations located in Belfast, Northern Ireland. The Company entered into a series of foreign currency forward contracts, each designated as a cash flow hedge, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling. As of December 31, 2022, the maximum term of the hedged forecasted transaction was 9 months. These foreign currency forward contracts are sensitive to changes in exchange rates between the U.S. Dollar and the British pound sterling. At December 31, 2022, a 10% increase or decrease in the exchange rate in our portfolio of foreign currency contracts would have increased or decreased our unrealized losses by $15.5 million. We generally expect that such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. Accordingly, we do not believe that these forward currency contracts and the offsetting underlying commitments create material market risk.
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

In accordance with FASB authoritative guidance, the intercompany revolving credit facility, denominated in U.S. dollars, with our Prestwick subsidiary, whose functional currency is the British pound sterling, is exposed to fluctuations in foreign exchange rates. There is similarly intercompany revolving credit facilities, denominated in U.S. dollars, between our Prestwick subsidiary, whose functional currency is the British pound sterling, and our subsidiaries in Belfast and Morocco, whose functional currency is the U.S. dollar. The fluctuation in rates on these intercompany revolving credit facilities for 2022 resulted in a net loss of $6.8 million reflected in other income/expense on the Consolidated Statements of Operations. As of December 31, 2022, a 10% increase or decrease in the exchange rate applicable to the intercompany revolving credit facilities would have increased or decreased our pre-tax earnings by $3.5 million.

Item 8.    Financial Statements and Supplementary Data
SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the twelve months ended December 31, 2021, December 31 2020, and December 31, 2019
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	65
Consolidated Statements of Operations	67
Consolidated Statements of Comprehensive Income	68
Consolidated Balance Sheets	69
Consolidated Statements of Changes in Stockholders' Equity	70
Consolidated Statements of Cash Flows	71
Notes to Consolidated Financial Statements	73

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit AeroSystems Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operation, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Revenue and profit recognition for over time and loss contracts
Description of the Matter
As more fully described in Note 3 of the consolidated financial statements, significant estimates and assumptions are made to account for the revenue and profit earned through the satisfaction of performance obligations from long-term supply agreements. For performance obligations that are satisfied over time, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. During 2022, revenue from over time contracts accounted for approximately $3,684.8 million of the Company’s $5,029.6 million revenues. For loss contracts, the Company establishes forward loss reserves for total estimated costs that are in excess of total estimated consideration.

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

Wichita, Kansas

February 17, 2023

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	($ in millions, except per share data)
Net revenues	$5,029.6	$3,953.0	$3,404.8
Operating costs and expenses
Cost of sales	4,981.0	4,070.8	3,845.5
Selling, general and administrative	279.2	279.9	237.4
Restructuring costs	0.2	8.2	73.0
Research and development	50.4	53.3	38.8
Loss on disposal of assets	—	—	22.9
Total operating costs and expenses	5,310.8	4,412.2	4,217.6
Operating loss	(281.2)	(459.2)	(812.8)
Interest expense and financing fee amortization	(244.1)	(242.6)	(195.3)
Other (expense) income, net	(14.1)	146.6	(77.8)
Loss before income taxes and equity in net loss of affiliates	(539.4)	(555.2)	(1,085.9)
Income tax (provision) benefit	(5.2)	17.2	220.2
Loss before equity in net loss of affiliates	(544.6)	(538.0)	(865.7)
Equity in net loss of affiliates	(1.6)	(2.8)	(4.6)
Net loss	$(546.2)	$(540.8)	$(870.3)
Less Noncontrolling interest in earnings of subsidiary	0.5	—	—
Net loss attributable to common shareholders	$(545.7)	$(540.8)	$(870.3)

Loss per share
Basic	$(5.21)	$(5.19)	$(8.38)
Diluted	$(5.21)	$(5.19)	$(8.38)
Dividends declared per common share	0.03	0.04	$0.04

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	For the Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	($ in millions)
Net loss	$(546.2)	$(540.8)	$(870.3)
Other comprehensive (loss) income, net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $35.3, ($15.1), and ($8.6), respectively	(121.4)	136.3	(61.5)
Unrealized foreign exchange (loss) income on intercompany loan, net of tax effect of $1.8, $0.2, and ($0.4), respectively	(4.4)	(0.4)	1.3
Unrealized loss on cash flow hedges, net of tax effect of ($4.6), $— and $3.4, respectively	(23.7)	(2.0)	(10.9)
Reclassification of loss on cash flow hedges to earnings, net of tax effect of $—, ($0.3), and ($3.3), respectively	18.7	0.8	10.7
Foreign currency translation adjustments	(49.4)	(4.3)	15.5
Total other comprehensive (loss) income, net of tax	(180.2)	130.4	(44.9)
Less comprehensive income attributable to Noncontrolling interest	0.5	$—	$—
Total comprehensive loss	$(725.9)	$(410.4)	$(915.2)

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
	($ in millions)
Assets
Cash and cash equivalents	$658.6	$1,478.6
Restricted cash	0.2	0.3
Accounts receivable, net	489.5	461.6
Contract assets, short-term	501.0	443.2
Inventory, net	1,470.7	1,382.6
Other current assets	38.3	39.7
Total current assets	3,158.3	3,806.0
Property, plant and equipment, net	2,205.9	2,385.5
Right of use assets	94.3	85.3
Contract assets, long-term	1.2	—
Pension assets	196.9	532.5
Restricted plan assets	71.1	—
Deferred income taxes	4.8	0.4
Goodwill	630.5	623.7
Intangible assets, net	211.4	212.3
Other assets	91.8	91.6
Total assets	$6,666.2	$7,737.3
Liabilities
Accounts payable	$919.8	$720.3
Accrued expenses	411.7	376.1
Profit sharing	40.5	63.7
Current portion of long-term debt	53.7	49.5
Operating lease liabilities, short-term	8.3	8.2
Advance payments, short-term	24.9	137.8
Contract liabilities, short-term	111.1	97.9
Forward loss provision, short-term	305.9	244.6
Deferred revenue and other deferred credits, short-term	21.7	72.7
Other current liabilities	54.9	105.2
Total current liabilities	1,952.5	1,876.0
Long-term debt	3,814.9	3,742.7
Operating lease liabilities, long-term	85.4	78.8
Advance payments, long-term	199.9	201.3
Pension/OPEB obligation	25.2	74.8
Contract liabilities, long-term	245.3	289.1
Forward loss provision, long-term	369.2	521.6
Deferred revenue and other deferred credits, long-term	49.0	32.1
Deferred grant income liability — non-current	25.7	26.4
Deferred income taxes	1.3	21.8
Other non-current liabilities	141.6	423.9
Stockholders’ Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 105,252,421 and 105,037,845 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,179.5	1,146.2
Accumulated other comprehensive loss	(203.9)	(23.7)
Retained earnings	1,232.5	1,781.4
Treasury stock, at cost (41,587,480 and 41,523,470 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders' equity	(247.5)	448.3
Noncontrolling interest	3.7	0.5
Total equity	(243.8)	448.8
Total liabilities and equity	$6,666.2	$7,737.3
 See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	Shares	Amount
	($ in millions, except share data)
Balance — December 31, 2019	104,882,379	$1.1	$1,125.0	$(2,456.8)	$(109.2)	$3,201.3	0.5	$1,761.9
Net loss	—	—	—	—	—	(870.3)	—	(870.3)
Dividends declared	—	—	—	—	—	(4.4)	—	(4.4)
Employee equity awards	952,392	—	26.7	—	—	—	—	26.7
Stock forfeitures	(192,111)	—	—	—	—	—	—	—
Net shares settled	(224,964)	—	(14.5)	—	—	—	—	(14.5)
ESPP shares issued	124,466	—	2.6	—	—	—	—	2.6
Treasury shares	—	—	—	0.1	—	—	—	0.1
Other	—	—	—	—	—	(0.2)	—	(0.2)
Other comprehensive loss	—	—	—	—	(44.9)	—	—	(44.9)
Balance — December 31, 2020	105,542,162	$1.1	$1,139.8	$(2,456.7)	$(154.1)	$2,326.4	$0.5	$857.0
Net loss	—	—	—	—	—	(540.8)	—	(540.8)
Dividends declared	—	—	—	—	—	(4.3)	—	(4.3)
Employee equity awards	59,538	—	25.8	—	—	—	—	25.8
Stock forfeitures	(523,551)	—	(17.1)	—	—	—	—	(17.1)
Net shares settled	(116,025)	—	(5.2)	—	—	—	—	(5.2)
ESPP shares issued	66,523	—	2.9	—	—	—	—	2.9
SERP shares issued	9,198	—	—	—	—	—	—	—
Other	—	—	—	—	—	0.1	—	0.1
Other comprehensive income	—	—	—	—	130.4	—	—	130.4
Balance — December 31, 2021	105,037,845	$1.1	$1,146.2	$(2,456.7)	$(23.7)	$1,781.4	$0.5	$448.8
Net loss	—	—	—	—	—	(545.7)	—	(545.7)
Dividends declared	—	—	—	—	—	(3.2)	—	(3.2)
Employee equity awards	338,243	—	36.6	—	—	—	—	36.6
Stock forfeitures	(95,262)	—	—	—	—	—	—	—
Net shares settled	(163,126)	—	(7.2)	—	—	—	—	(7.2)
ESPP shares issued	134,721	—	3.9	—	—	—	—	3.9
Other	—	—	—	—	—	—	3.2	3.2
Other comprehensive loss	—	—	—	—	(180.2)	—	—	(180.2)
Balance — December 31, 2022	105,252,421	$1.1	$1,179.5	$(2,456.7)	$(203.9)	$1,232.5	$3.7	$(243.8)

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	($ in millions)
Operating activities
Net loss	$(546.2)	$(540.8)	$(870.3)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	337.1	327.6	277.6
Amortization of deferred financing fees	11.9	15.1	20.4
Accretion of customer supply agreement	2.2	3.5	2.0
Employee stock compensation expense	36.6	25.8	24.2
Loss (Gain) from derivative instruments	17.1	(0.1)	—
(Gain) loss from foreign currency transactions	(18.9)	(4.4)	25.0
Loss on extinguishment of debt	2.6	—	—
Loss on disposition of assets	1.1	4.1	26.4
Deferred taxes	8.5	(4.5)	94.0
Pension and other post-retirement plans expense (income)	37.1	(109.1)	44.5
Grant liability amortization	(1.5)	(1.5)	(3.5)
Equity in net loss of affiliates	1.6	2.8	4.6
Forward loss provision	(89.7)	(10.4)	216.5
Gain on settlement of financial instrument	(21.9)	—	—
Changes in assets and liabilities
Accounts receivable, net	(39.4)	51.5	168.3
Inventory, net	(118.2)	30.9	(39.5)
Contract assets	(63.9)	(70.9)	168.2
Accounts payable and accrued liabilities	220.7	160.2	(592.7)
Profit sharing/deferred compensation	(22.5)	6.2	(28.2)
Advance payments	(133.2)	2.7	(21.0)
Income taxes receivable/payable	9.5	302.4	(246.3)
Contract liabilities	(30.4)	(82.4)	(49.5)
Pension plans employer contributions	19.5	(173.8)	(5.6)
Other	(14.3)	1.9	40.0
Net cash used in operating activities	(394.6)	(63.2)	(744.9)
Investing activities
Purchase of property, plant and equipment	(121.6)	(150.6)	(118.9)
Acquisition, net of cash acquired	(31.3)	(21.1)	(388.5)
Other	(2.6)	7.9	5.4
Net cash used in investing activities	(155.5)	(163.8)	(502.0)
Financing activities
Proceeds from issuance of debt	—	600.0	400.0
Proceeds from issuance of long term bonds	900.0	—	1,700.0
Customer Financing	—	(10.0)	10.0
Principal payments of debt	(47.6)	(42.1)	(31.6)
Payments on term loan	(6.0)	(401.5)	(439.7)
Payments on revolving credit facility	—	—	(800.0)
Payments on bonds	(779.2)	(300.0)	—
Payment of debt extinguishment costs	(2.6)	—	—
Taxes paid related to net share settlement awards	(7.2)	(5.2)	(14.5)
Proceeds from issuance of ESPP stock	3.9	3.0	2.6
Debt issuance and financing costs	(32.3)	(3.4)	(41.9)
Dividends paid	(4.2)	(4.3)	(15.4)
Proceeds from Noncontrolling interest	3.7
Payment of principal- settlement of financial instrument	(289.5)	—	—
Net cash (used in) provided by financing activities	(261.0)	(163.5)	769.5
Effect of exchange rate changes on cash and cash equivalents	(8.9)	(4.2)	3.3
Net decrease in cash, cash equivalents, and restricted cash for the period	(820.0)	(394.7)	(474.1)
Cash, cash equivalents, and restricted cash, beginning of period	1,498.4	1,893.1	2,367.2
Cash, cash equivalents, and restricted cash, end of period	$678.4	$1,498.4	$1,893.1

Supplemental cash flow information	For the Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	($ in millions)
Interest paid	$222.5	$198.4	$146.6
Income taxes received	$(15.2)	$(314.4)	$(62.5)
Property acquired through finance leases	$49.6	$32.1	$26.3

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:	For the Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	($ in millions)
Cash and cash equivalents, beginning of the period	$1,478.6	$1,873.3	$2,350.5
Restricted cash, short-term, beginning of the period	0.3	$0.3	0.3
Restricted cash, long-term, beginning of the period	19.5	$19.5	16.4
Cash, cash equivalents, and restricted cash, beginning of the period	$1,498.4	$1,893.1	$2,367.2

Cash and cash equivalents, end of the period	$658.6	$1,478.6	$1,873.3
Restricted cash, short-term, end of the period	0.2	0.3	0.3
Restricted cash, long-term, end of the period	19.6	19.5	19.5
Cash, cash equivalents, and restricted cash, end of the period	$678.4	$1,498.4	$1,893.1

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

1.     Nature of Business
Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries (the “Company”) provides manufacturing and design expertise in a wide range of fuselage, propulsion, and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through its subsidiaries, including Spirit AeroSystems, Inc. (“Spirit”). As used herein, “Company” refer to Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries. References to “Spirit” refer only to the Company's subsidiary, Spirit AeroSystems, Inc., and references to “Spirit Holdings” or “Holdings” refer only to Spirit AeroSystems Holdings, Inc.

The Company's headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; Saint-Nazaire, France; Biddeford, Maine; Woonsocket, RI; Belfast, Northern Ireland; Morocco, Casablanca; and Dallas, Texas. The Company had previously announced site consolidation activities, including at the McAlester, Oklahoma and San Antonio, Texas sites. The work transfer and closure activities for these sites were complete as of December 31, 2022.
The Company largely supports commercial aerostructures customers, and the Company's financial results and prospects are almost entirely dependent on global commercial aviation demand and the resulting production rates of the Company's customers. The Company's customers, including Boeing and Airbus, have in the past decreased production rates across many programs due to decreased demand for aviation, including as a result of the COVID-19 pandemic, and may in the future continue to adjust production rates or suspend production, potentially without early warning and within a short time horizon.
During the periods beginning in 2020, and continuing through the present as the aircraft industry continues to recover, the Company's operating cash flows from continuing operations have been adversely impacted by, among other things, the B737 MAX grounding, the COVID-19 pandemic, production rate changes for the B737 MAX program and other programs, supply chain disruptions, the impact of global inflationary pressures on costs, and labor shortages and related cost increases affecting its business. As a result, the Company took steps throughout the period to reduce costs and raise additional debt. As of December 31, 2019, the Company had a debt balance of approximately $3,034.3, most of which was unsecured debt, and a cash balance of $2,350.5. As of December 31, 2022, the Company had a debt balance of approximately $3,868.6, more than 50% was secured debt, and a cash balance of $658.6. The Company anticipates that it will have sufficient liquidity to meet operating and financing needs for at least the next 12 months.

2.  Adoption of Accounting Standards
Adoption of ASU 2021-10
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). The amendments in the update require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective for all entities within its scope for financial statements issued for annual periods beginning after December 15, 2021. An entity should apply ASU 2021-10 either prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions entered into after the date of initial application, or retrospectively to those transactions. The adoption of ASU 2021-10 did not have a material impact on the Company's consolidated financial statements.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Spirit is the majority participant in the Kansas Industrial Energy Supply Company ("KIESC"), a tenancy-in-common with other Wichita companies established to purchase natural gas. KIESC is fully consolidated as the Company owns 77.8% of the entity’s equity. Spirit has a controlling interest in, and fully consolidates, its subsidiary Spirit Evergreen Aftermarket Solutions Co., Ltd., a joint venture with Evergreen Technologies Corporation to provide MRO services to the Asia-Pacific market.
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

The Company typically provides warranties on all the Company's products and services. Generally, warranties are not priced separately and customers cannot purchase them independently of the products or services under contract, so they do not create performance obligations. The Company's warranties generally provide assurance to the Company's customers that the products or services meet the specifications in the contract. In the event that there is a warranty claim because of a covered design, material or workmanship issue, the Company may be required to redesign or modify the product, offer concessions, and/or pay the customer for repairs or perform the repair. Provisions for estimated expenses related to design, service, and product warranties and certain extraordinary rework are made at the time products are sold. These costs are accrued at the time of the sale and are recorded as cost of sales. These estimates are established using historical information on the nature, frequency, and the cost experience of warranty claims, including the experience of industry peers. In the case of new

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
development products or new customers, the Company also considers factors including the warranty experience of other entities in the same business, management judgment, and the type and nature of the new product or new customer, among others.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled receivables are recorded on the balance sheet as contract assets, as per ASC 606 guidance. Management assesses and records an allowance for credit losses on financial assets within the scope of ASU 2016-13 using the current expected credit loss ("CECL") model. The amount necessary to adjust the allowance for credit losses to management’s current estimate, as of the reporting date, on these assets is recorded in net income as credit loss expense. All credit losses reported in accordance with ASU 2016-13 were on trade receivables and/or contract assets arising from the Company’s contracts with customers. See Note 6, Accounts Receivable, net, for more information.
The Company has three agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to a third-party financial institution. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and continue to allow the Company to monetize the receivables prior to the payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Company's balance sheet. For additional information on the sale of receivables see Note 6, Accounts Receivable, net.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Inventory
Raw materials are stated at lower of cost (principally on an actual or average cost basis) or net realizable value. Production costs for contracts, including costs expected to be recovered on specific anticipated contracts (work that has commenced because the Company expects the customer to exercise options), are classified as work-in-process and include direct material, labor, overhead, and purchases. Typically, anticipated contracts materialize and the related performance obligations are satisfied within 6-12 months. These costs are evaluated for impairment periodically and capitalized costs for which anticipated contracts do not materialize are written off in the period in which it becomes known. Revenue and related cost of sales are recognized as the performance obligations are satisfied. When the Company experiences abnormal production costs, such as excess capacity costs, the Company will expense the costs in the period incurred and these costs are excluded from inventoriable costs. Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by evaluating inventory of individual raw materials and parts against both historical usage rates and forecasted production requirements. See Note 9, Inventory.
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
Impairment or Disposal of Long-Lived Assets
The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment whenever events or changes in circumstances indicate that the recorded amount may not be recoverable. Assets are classified as either held-for-use or available-for-sale. For held-for-use assets, if indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. If the undiscounted cash flows used in the recoverability test are less than the long-lived asset group’s carrying amount, the Company determines the fair value of the long-lived asset group and recognize an impairment loss if the carrying amount of the long-lived asset group exceeds its fair value. For assets available-for-sale, a loss is recognized when the recorded amount exceeds the fair value less cost to sell.

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
This assessment is completed on a taxing jurisdiction and entity filing basis. Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S. and U.K., management determined that it was

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
necessary to establish a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets at December 31, 2020. This determination was made as the Company entered into a U.S. cumulative loss position during the first half of 2021, as prior period positive earnings fell outside of the three-year measurement period. Additionally, entities of the U.K. operations are in cumulative loss positions after the inclusion of 2022, 2021 and 2020 losses. Once a company anticipates or enters a cumulative three-year loss position, there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. Changes in the Company's estimates and judgments regarding realization of deferred tax assets may result in an increase or decrease to tax expense and/or other comprehensive income, which would be recorded in the period in which the change occurs.

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

Government Assistance

The Company has received grants in the form of government funding for various capital and development initiatives.

For agreements where the government is funding (or partially funding) capital, the associated fixed assets generally remain on the Property, plant and equipment, net line item on the Company’s Consolidated Balance Sheet at full cost, with deferred grant income separately recorded as a liability on the Company’s Consolidated Balance Sheet for the amounts funded. The liability is amortized each period to offset the related costs for which the grant was intended to compensate on a systematic basis (e.g. over the depreciable lives of the capital investments). The amount of deferred grant income within the Deferred grant income liability — non-current line item on the Company’s Consolidated Balance Sheet as of December 31, 2022 related to these types of capital projects was $18.0. The amount of deferred grant income within the Other non-current liabilities line item on the Company’s Consolidated Balance Sheet as of December 31, 2022 related to these types of capital projects was $8.2. The amount of deferred grant income within the Property, plant and equipment, net line item on the Company’s Consolidated Balance Sheet as of December 31, 2022 related to these types of capital projects was $14.2. The amount of deferred grant income amortized as a reduction to the Cost of sales and Other (expense) income, net line items on the Consolidated Statements of Operations for the twelve months ended December 31, 2022 was $3.3 and $0.3, respectively. These agreements generally have recapture provisions related to the Company achieving a certain level of capital investment on the project.

In instances where the government is funding (or partially funding) business development other than capital projects, recognition is based on the specific terms associated with the various grants, generally resulting in the government funding being recognized as a reduction to related expenses in the period which received, or the government funding being recorded as deferred grant income within the liabilities on the Company’s Consolidated Balance Sheet. The amount of deferred grant income within the Deferred grant income liability — non-current line item on the Company’s Consolidated Balance Sheet as of December 31, 2022 related to these types of business development projects was $7.7. These liabilities are amortized over a period for which performance criteria provisions are included. Performance criteria provisions are generally related to achieving and/or maintaining a specific level of employment for the project. These agreements generally have recapture provisions related to the Company achieving the specified performance provisions on the project. As the performance criteria are met, or in instances where there are no performance criteria or applicable recapture provisions, the government funding is recognized as a reduction to related expenses. The amount of government assistance recognized as a reduction to the Cost of sales line item on the Consolidated Statements of Operations for the twelve months ended December 31, 2022 was $1.4, the amount recognized as a reduction to the Selling, general and administrative line item was $0.5.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The Company’s grant claim filed under the Aviation Manufacturing Jobs Protection Program ("AMJPP") was approved by the U.S. Department of Transportation. AMJPP was a component of the American Rescue Plan Act of 2021. This program provided funding for a portion of the compensation costs of certain categories of employees for up to six months. In return, the Company was required to make several commitments, including a commitment that the Company would not involuntarily furlough or lay off employees within those categories of employees during the same six month period. As of December 31, 2022, the Company has been paid of the full amount of the award of $75.5, of which half was received in 2021 and half in 2022. The full amount of the award has been amortized against related expenses on the Consolidated Statements of Operations, including $32.6 that was amortized against Cost of sales and $1.5 against Selling, general and administrative in the twelve months ended December 31, 2022 and the remainder that was amortized against Cost of sales in the prior year. Additionally, in 2022 the Company received a $3.6 grant from the State of North Carolina’s Business Recovery Grant Program, which provided assistance to eligible North Carolina businesses that experienced a significant economic loss due to COVID-19. The full amount of the grant is included in the Other (expense) income, net line item on the Consolidated Statements of Operations for the twelve months ended December 31, 2022.

4.  New Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, which defers the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) from December 31, 2022 to December 31, 2024. ASU No. 2022-06 was effective upon issuance. Topic 848 provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting, providing optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. To date, the Company has not had a modification to which the application of this guidance is applicable. The Company will continue evaluating the potential impact of adopting this guidance on its consolidated financial statements.

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

5.     Changes in Estimates
The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts (and options if applicable), and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts (and options, if any) and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. The Company’s estimate of costs depends on maintaining continuing, uninterrupted production at its manufacturing facilities and its suppliers’ facilities. Interruptions in deliveries of or increased prices for components or raw materials used in the Company's products could delay production and/or materially adversely affect the Company's business. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
of work, and contract modifications. Cumulative catch-up adjustments are primarily related to changes in the estimated margin of contracts with performance obligations that are satisfied over time.

Changes in estimates could materially affect the Company’s future financial performance. Other than certain increases in raw material costs that can generally be passed on to the Company’s customers, in most instances the Company must fully absorb cost overruns. Some of the factors that may cause the costs incurred in fulfilling contracts to vary substantially from current estimates are technical problems, production rate changes, materials shortages, supplier difficulties, realization targets, existence of and execution to recovery plans caused by these factors, and multiple other events, including those identified in Item 1A. "Risk Factors". The risk particularly applies to products such as the B787, A220, and A350, which are in forward loss positions.

Changes in estimates are summarized below:

Changes in Estimates	December 31, 2022	December 31, 2021	December 31, 2020
(Unfavorable) Favorable Cumulative Catch-up Adjustments by Segment
Commercial	(30.1)	(5.7)	(28.9)
Defense & Space	2.4	0.7	(1.5)
Aftermarket	—	—	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(27.7)	$(5.0)	$(30.4)

(Forward Loss) and Changes in Estimates on Loss Programs by Segment
Commercial	(243.9)	(227.3)	(366.8)
Defense & Space	(6.4)	(14.2)	(3.5)
Aftermarket	—	—	—
Total (Forward Loss) and Change in Estimate on Loss Program	$(250.3)	$(241.5)	$(370.3)

Total Change in Estimate	$(278.0)	$(246.5)	$(400.7)
EPS Impact (diluted per share based on statutory tax rate)	$(2.68)	$(2.29)	$(3.07)

2022 Changes in Estimates
During the twelve months ended December 31, 2022, the Company recognized net forward loss charges of $250.3 primarily driven by increased cost estimates for production rate decreases and build schedule changes, supply chain costs, costs of rework, and other costs on the B787 program, and additional labor, freight, and other cost requirements driven by parts shortages and production and quality issues, production schedule changes received from Airbus, increased freight and utility costs, and increased non-recurring engineering and tooling costs on the A350 program. Forward losses were also impacted by technical problems, realization targets, and existence and execution of factory recovery plans caused by the factors listed above and other factors. Additionally, the forward loss charges reflect anticipated production recovery costs related to the bankruptcy of a supplier and associated failure to deliver key parts on the A220 wing program, and, to a lesser extent, increased cost projections on the RB3070, B767, Bombardier Challenger 650, and a partial offset related to the release of a previously recorded forward loss provision that was impacted by the suspension of activities in Russia.
Unfavorable cumulative catch-up adjustments of $27.7 were primarily recognized on the B737 MAX and A320 programs, reflective of increased costs experienced and estimated for supply chain, raw material, labor and other costs on the B737 MAX program, driven by production schedule changes, parts shortages, production recovery plan execution and increased supply chain and other costs. The A320 program unfavorable cumulative catch-up adjustment was driven by production cost overruns experienced due to operational and supply chain disruptions, and estimates of the impact of production schedule changes, increased material costs, increased freight costs, and increased labor and overhead costs.
2021 Changes in Estimates

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
Accounts receivable, net consists of the following:

	December 31, 2022	December 31, 2021
Trade receivables	$477.9	$412.0
Other	19.7	58.1
Less: allowance for credit losses	(8.1)	(8.5)
Accounts receivable, net	$489.5	$461.6
_______________________________________

Other receivables as of December 31, 2021 in the table above includes an amount related to the Department of Transportation’s approval of the Company’s grant claim filed under the Aviation Manufacturing Jobs Protection Program, a component of the American Rescue Plan Act of 2021. This program provided funding for a portion of the compensation costs of certain categories of employees for up to six months. In return, the Company was required to make several commitments, including a commitment that the Company would not involuntarily furlough or lay off employees within those categories of employees during the same six month period. As of December 31, 2021, the Company's other receivable balance, noted in the table above, included $37.7 for the program, reflecting the amount that had not yet been paid of the full amount of the award of $75.5. As of December 31, 2022, the amount in other receivables was $0, reflecting a payment of $37.7 received in the twelve months ended December 31, 2022. The full amount of the award has been amortized against Cost of sales on the Consolidated Statements of Operations as of December 31, 2022.

The Company has agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus Group SE and its affiliates (collectively, “Airbus”), and Rolls-Royce PLC and its affiliates (collectively, “Rolls-Royce”) to third-party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s financial condition. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being derecognized from the Company's balance sheet. For the twelve months ended December 31, 2022, $2,899.8 of accounts receivable have been sold via this arrangement. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables is $23.4 for the year ended December 31, 2022 and is included in Other (expense) income. See Note 23, Other Income (Expense), net.

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

In determining the appropriate methodology to use within the CECL model for receivables and contract assets arising from the Company’s contracts with customers, the Company considered the risk characteristics of the applicable assets. The Company segregated the trade receivables and contract assets into “pools” of assets at the segment level. The Company's assessment was based on similarity of risk characteristics shared by these pool of assets. Management observed that risks for collectability, with regard to the trade receivables and contract assets resulting from contracts with customers include: macro level economic conditions that impact all of the Company's customers, macro-level market conditions that could impact the Company's customers in certain aircraft categories, certain customer specific market conditions, certain customer specific economic conditions, and certain customer specific administrative conditions.

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

The changes to the allowance for credit losses and related credit loss expense reported for the twelve months ended December 31, 2022 were solely based on the results of the CECL model. During the twelve months ended December 31, 2022 there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

7.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those for which performance obligations have been fully satisfied and billing is expected within 12 months of contract origination and contract assets, long-term are fully satisfied obligations that are expected to be billed in more than 12 months. No impairments to contract assets were recorded for the twelve months ended December 31, 2022 or December 31, 2021. See also Note 6, Accounts Receivable, net.

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

	December 31, 2022	December 31, 2021	Change
Contract assets	$502.2	$443.2	$59.0
Contract liabilities	(356.4)	(387.0)	30.6
Net contract assets (liabilities)	$145.8	$56.2	$89.6

For the period ended December 31, 2022, the increase in contract assets reflects the net impact of additional revenue recognized in excess of billed revenues during the period. The decrease in contract liabilities reflects the net decrease of deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $72.8 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following table disaggregates revenues by the method of performance obligation satisfaction:

	For the Twelve Months Ended
Revenue	December 31, 2022	December 31, 2021
Contracts with performance obligations satisfied over time	$3,684.8	$3,040.3
Contracts with performance obligations satisfied at a point in time	1,344.8	912.7
Total Revenue	$5,029.6	$3,953.0

The following table disaggregates revenue by major customer:

	For the Twelve Months Ended
Customer	December 31, 2022	December 31, 2021
Boeing	$3,008.9	$2,206.0
Airbus	1,098.2	945.6
Other	922.5	801.4
Total net revenues	$5,029.6	$3,953.0

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	For the Twelve Months Ended
Location	December 31, 2022	December 31, 2021
United States	$3,814.5	$2,822.2
International
United Kingdom	632.8	580.4
Other	582.3	550.4
Total International	1,215.1	1,130.8
Total Revenue	$5,029.6	$3,953.0

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations currently under contract that are expected to be recognized to revenue in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	2023	2024	2025	2026 and After
Unsatisfied performance obligations	$4,216.9	$4,467.4	$975.3	$247.1

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

	December 31, 2022	December 31, 2021
Raw materials	$332.7	$301.4
Work-in-process(1)	1,044.9	999.1
Finished goods	69.4	56.9
Product inventory	1,447.0	1,357.4
Capitalized pre-production	23.7	25.2
Total inventory, net	$1,470.7	$1,382.6
_______________________________________

(1)Work-in-process inventory includes direct labor, direct material, and overhead on contracts for which revenue is recognized at a point in time, as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized over time using the input method. For the periods ended December 31, 2022 and December 31, 2021, work-in-process inventory includes $392.2 and $381.2, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

Product inventory, summarized in the table above, is shown net of valuation reserves of $136.8 and $97.3 as of December 31, 2022 and December 31, 2021, respectively. The increase in reserves from the prior period was driven by reserves recorded against inventory as of December 31, 2022 that were impacted by the suspension of activities in Russia.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the twelve months ended December 31, 2022 includes $157.3 of excess capacity production costs related to temporary B737 MAX, A220, and A320 production schedule changes. Cost of sales also includes abnormal costs related to workforce adjustments as a result of COVID-19 production pause, net of a U.S. employee retention credit and U.K. government subsidies for the twelve months ended December 31, 2022 of $9.6. Cost of sales for the twelve months ended December 31, 2021 includes $217.5 of excess capacity production costs related to temporary B737 MAX, A220, and A320 production schedule changes and abnormal costs related to workforce adjustments as a result of COVID-19 production pause, net of a U.S. employee retention credit and U.K. government subsidies for the twelve months ended December 31, 2021 of $12.0.

10.     Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	December 31, 2022	December 31, 2021
Land	$30.1	$30.7
Buildings (including improvements)	1,269.1	1,242.0
Machinery and equipment	2,365.1	2,276.5
Tooling	1,055.9	1,051.1
Capitalized software	336.1	323.0
Construction-in-progress	102.2	117.1
Total	5,158.5	5,040.4
Less: accumulated depreciation	(2,952.6)	(2,654.9)
Property, plant and equipment, net	$2,205.9	$2,385.5

Capitalized interest was $3.8, $6.1, and $5.0 for the twelve months ended December 31, 2022, 2021 and 2020, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $161.9, $158.8, and $119.7 for the twelve months ended December 31, 2022, 2021 and 2020, respectively.
The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software. Depreciation expense related to capitalized software was $23.4, $16.7, and $16.1 for the twelve months ended December 31, 2022, 2021, and 2020, respectively.
The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There was no impairment for the twelve months ended December 31, 2022 and December 31, 2021.

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
For the twelve months ended December 31, 2022, total net lease cost was $54.3. This was comprised of $13.6 of operating lease costs, $33.6 amortization of assets related to finance leases, and $7.1 interest on finance lease liabilities. For the twelve months ended December 31, 2021, total net lease cost was $47.3. This was comprised of $11.5 of operating lease costs, $28.8 amortization of assets related to finance leases, and $7.0 interest on finance lease liabilities. For the twelve months ended December 31, 2020, total net lease cost was $36.8. This was comprised of $9.0 of operating lease costs, $21.5 of amortization of assets related to finance leases, and $6.3 interest on finance lease liabilities.

Supplemental cash flow information related to leases was as follows:

	For the Twelve Months Ended	For the Twelve Months Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.1	$10.9
Operating cash flows from finance leases	$7.1	$7.0
Financing cash flows from finance leases	$44.4	$40.9

ROU assets obtained in exchange for lease obligations:
Operating leases	$11.2	$20.8
Supplemental balance sheet information related to leases:

	December 31, 2022	December 31, 2021
Finance leases:
Property and equipment, gross	$295.4	$266.1
Accumulated amortization	(103.4)	(73.1)
Property and equipment, net	$192.0	$193.0

The weighted average remaining lease term as of December 31, 2022 for operating and finance leases was 31.7 years and 5.3 years, respectively. The weighted average discount rate as of December 31, 2022 for operating and finance leases was 5.8% and 5.0%, respectively. See Note 16, Debt, for current and non-current finance lease obligations. The weighted average remaining lease term as of December 31, 2021 for operating and finance leases was 36.3 years and 4.9 years, respectively. The weighted average discount rate as of December 31, 2021 for operating and finance leases was 5.6% and 4.5%, respectively.

As of December 31, 2022, remaining maturities of lease liabilities were as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	2023	2024	2025	2026	2027	2028 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$13.6	$13.0	$13.1	$11.3	$8.8	$161.2	$221.0	$(127.3)	$93.7
Financing Leases	$47.7	$39.9	$25.8	$18.7	$7.5	$26.2	$165.8	$(21.3)	$144.5

As of December 31, 2022, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $0.1 and $54.9, respectively, for manufacturing equipment and facilities which are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 7 years. The Company's involvement in the construction and design process for these assets is generally limited to project management.

12.     Other Assets, Goodwill, and Intangible Assets
Other current assets are summarized as follows:

	December 31, 2022	December 31, 2021
Prepaid expenses	27.5	20.7
Income tax receivable	3.9	14.0
Other assets- short term	6.9	5.0
Total other current assets	$38.3	$39.7
Other assets are summarized as follows:

	December 31, 2022	December 31, 2021
Deferred financing
Deferred financing costs	0.9	0.9
Less: Accumulated amortization-deferred financing costs	(0.8)	(0.6)
Deferred financing costs, net	0.1	0.3
Other
Supply agreements (1)	6.4	9.2
Equity in net assets of affiliates	1.1	0.8
Restricted cash - collateral requirements	19.6	19.5
Rotables	39.0	38.3
Other	25.6	23.5
Total	$91.8	$91.6
_______________________________________

(1) Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Goodwill is summarized as follows:

		Changes in Goodwill Balance
	Balance at					Balance at
Segment	December 31, 2021	Acquisitions		Adjustments/Other	Currency Exchange	December 31, 2022
Commercial	$296.8	$—		$—	$(0.3)	$296.5
Defense & Space	$5.5	$7.1	(1)	$—	$—	$12.6
Aftermarket	$321.4	$—		$—	$—	$321.4
	$623.7	$7.1		$—	$(0.3)	$630.5

(1) The T.E.A.M., Inc. acquisition (as defined below in Note 28, Acquisitions) resulted in the establishment of $7.1 of goodwill that was included in the balance reported at December 31, 2022.

The total goodwill value includes no accumulated impairment loss in any of the periods presented.

Intangible assets are summarized as follows:

	December 31, 2022	December 31, 2021
Intangible assets
Favorable leasehold interests	2.8	2.8
Developed technology asset(1)	103.1	92.0
Customer relationships intangible assets(2)	139.6	137.2
Total intangible assets	245.5	232.0
Accumulated amortization - favorable leasehold interest	(2.1)	(1.9)
Accumulated amortization - developed technology asset	(15.0)	(8.8)
Accumulated amortization - customer relationships	(17.0)	(9.0)
Intangible assets, net	211.4	212.3

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

(1) The acquisition of T.E.A.M., Inc. resulted in the establishment of an $11.1 intangible asset for developed technology. See also Note 28, Acquisitions.
(2) The acquisition of T.E.A.M., Inc. resulted in the establishment of a $2.4 intangible asset for customer relationships. See also Note 28, Acquisitions.

Amortization expense was $14.4 and $14.0 for the twelve months ended December 31, 2022 and 2021, respectively.

The Company’s policy is to use straight-line amortization on the amortizing intangible assets. The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Balance sheet and the weighted average amortization is estimated to be the following as of December 31, 2022:

Year	Favorable leasehold interest	Developed Technology	Customer Relationships	Total
2023	0.1	7.0	8.2	15.3
2024	0.1	6.9	8.2	15.2
2025	0.1	6.9	8.2	15.2
2026	0.1	6.9	8.2	15.2
2027	0.1	6.9	8.2	15.2

Weighted average amortization period	6.5	12.9	15.4	14.3

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

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of December 31, 2022, the amount of advance payments received by us from Boeing and not yet repaid was approximately $205.4.

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, the 2019 MOA entered into on April 12, 2019 included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123, which was received during the third quarter of 2019. The 2020 MOA entered into on February 6, 2020, extended the repayment date of the $123 advance received by Spirit under the 2019 MOA to 2022. In the twelve months ended December 31, 2022 the $123 of advance payments received from Boeing were repaid and there was no balance due as of December 31, 2022.

Other. The Advance payments, long-term line item on the Consolidated Balance Sheet for the period ended December 31, 2022 includes $18.9 related to payments received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

14.   Fair Value Measurements

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

The Company’s long-term debt includes a senior secured term loan and senior notes described further under Note 16 Debt. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt. See also Note 15 Derivative and Hedging Activities, and Note 17 Pension and Other Post-Retirement Benefits.

	December 31, 2022			December 31, 2021
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	571.7	564.5	(2)	595.2	595.2	(2)
Senior notes due 2023	—	—	(1)	299.3	303.6	(1)
Senior secured first lien notes due 2025	20.7	20.8	(1)	495.3	513.3	(1)
Senior secured second lien notes due 2025	1,191.0	1,179.0	(1)	1,187.5	1,252.4	(1)
Senior notes due 2026	298.8	272.8	(1)	298.4	307.5	(1)
Senior notes due 2028	695.9	562.3	(1)	695.2	697.4	(1)
Senior notes due 2029	$887.2	$935.7	(1)	$—	$—	(1)
Total	$3,665.3	$3,535.1		$3,570.9	$3,669.4
_______________________________________

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

15.   Derivative and Hedging Activities
Derivatives Accounted for as Hedges

Cash Flow Hedges - Interest Rate Swaps

The Company has traditionally entered into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company also considers counterparty credit risk and its own credit risk in its determination of all

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
estimated fair values. As of December 31, 2020, the Company had one interest rate swap agreement, designated as cash flow hedge, with a notional value of $150. The fair value of the hedges under this agreement was a liability of $1.2 as of December 31, 2020, which is recorded in the other current liabilities line item on the Consolidated Balance Sheet for the respective period. On February 24, 2021, the Company terminated the swap agreement. As of December 31, 2022 and 2021, the Company had no swaps outstanding.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss) ("AOCI") and recorded in earnings in the period in which the hedged transaction occurs. No gain or loss was recognized in AOCI for the twelve months ended December 31, 2022 and 2021. For the twelve months ended December 31, 2020, the Company recorded a net loss in AOCI of $14.3. For the twelve months ended December 31, 2022, 2021 and 2020 a loss of $0.0, $0.4 and $3.6, respectively, was reclassified from AOCI to earnings, and included in the interest expense line item on the Consolidated Statements of Operations, and in operating activities on the Consolidated Statements of Cash Flows. For the twelve months ended December 31, 2022, 2021 and 2020, a loss of $0.0, $0.7 and $10.4, respectively, was reclassified from AOCI to earnings resulting from the termination of a swap agreement, and included in the Other (expense) income, net line item on the Consolidated Statements of Operations, and in operating activities on the Consolidated Statements of Cash Flows.

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

The following table summarizes the notional amounts (representing the gross contract/notional amount of the derivatives outstanding) and fair values of the derivative instruments in the Consolidated Balance Sheets as of December 31, 2022, and December 31, 2021. The foreign currency exchange contracts are measured within Level 1 of the Fair Value hierarchy. See Note 14, Fair Value Measurements.

	Notional amount		Other assets		Other liabilities
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$157.1	$167.7	$—	$—	$2.4	$2.0
Total derivatives at fair value			$—	$—	$2.4	$2.0

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain (loss) recognized in AOCI associated with the Company's hedging transactions is presented in the following table:

	For the Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Recognized in total other comprehensive loss:
Foreign currency exchange contracts	$(19.1)	$(2.0)	$—

The following table summarizes the gains/(losses) associated with the Company's hedging transactions reclassified from AOCI to earnings:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	For the Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Foreign currency exchange contracts:
Other expense	$(18.7)	$(0.2)	$—

Within the next 12 months, the Company expects to recognize a loss of $2.4 in earnings related to the foreign currency forward contracts. As of December 31, 2022, the maximum term of the hedged forecasted transaction was 9 months. Generally, the Company has agreements with its counterparties that contain a provision whereby if the Company defaults on its existing credit facilities and payment of the loans extended under such facilities is accelerated, the Company could be declared in default under its agreements, which may result in the early termination of the outstanding derivatives governed by such agreements and the payment of an early termination amount.

Derivatives Not Accounted for as Hedges
During the twelve months ended December 31, 2022, the Company entered into foreign currency forward contracts in the amount of $291.5 to minimize the risk of currency exchange rate movements on the Company's planned settlement of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. During the twelve-month period ended December 31, 2022, these foreign currency forward contracts were settled and new contracts were entered into in the amount of $293.7, which were also settled during the period. The Company did not designate these forward contracts as hedges or apply hedge accounting to the forward contracts. For the twelve months ended December 31, 2022, the Company recorded a net gain of $1.6 to the Other (expense) income, net line item on the Consolidated Statements of Operations related to the foreign currency forward contracts. There were no foreign currency forward contracts, other than those accounted for as cash flow hedges noted above, in existence as of December 31, 2022, December 31, 2021 or December 31, 2020.

16.   Debt
Total debt shown on the balance sheet is comprised of the following:

	December 31, 2022		December 31, 2021
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	5.7	566.0	5.9	589.3
Senior notes due 2023	—	—	—	299.3
Senior secured first lien notes due 2025	—	20.7	—	495.3
Senior secured second lien notes due 2025	—	1,191.0	—	1,187.5
Senior notes due 2026	—	298.8	—	298.4
Senior notes due 2028	—	695.9	—	695.2
Senior secured first lien notes due 2029	—	887.2	—	—
Present value of finance lease obligations	42.2	102.3	42.2	122.9
Other	5.8	53.0	1.4	54.8
Total	$53.7	$3,814.9	$49.5	$3,742.7

Credit Agreement
On October 5, 2020, Spirit entered into a term loan credit agreement (the “Credit Agreement”) providing for a $400.0 senior secured term loan B credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. On October 5, 2020 Spirit borrowed the full $400.0 of initial term loans available under the Credit Agreement. The Credit Agreement also permits Spirit to request one or more incremental term facilities in an aggregate principal amount

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
not to exceed (x) in the case of any incremental facility that is secured on a pari passu basis with the Credit Agreement, the greater of (a) $950.0 and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the first lien secured net leverage ratio does not exceed 3.25 to 1.00; and (y) in the case of any incremental facility that is secured on a junior basis to the Credit Agreement, the greater of (a) $500.0 and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the secured net leverage ratio does not exceed 5.00 to 1.00. On November 15, 2021, the Company entered into a first refinancing, incremental assumption and amendment agreement (the “November 2021 Amendment”) to the Credit Agreement. The November 2021 Amendment provides for, among other things, (i) the refinancing of the $397.0 aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2021 Amendment with term loans in an equal principal amount with a lower interest rate (the “Repriced Term Loans”) and (ii) an incremental term loan facility of $203.0 in aggregate principal amount with the same terms as the Repriced Term Loans. On November 23, 2022, the Company entered into a second refinancing amendment ("the "November 2022 Amendment") to the Credit Agreement (the Credit Agreement as amended by the November 2021 Amendment and the November 2022 Amendment, the “Amended Credit Agreement”). The November 2022 Amendment provides for, among other things, the refinancing of the $594.0 aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2022 Amendment (the “Existing Term Loans”) with term loans in an equal principal amount with a later maturity date (the “New Term Loans”). The proceeds of the New Term Loans were used to refinance the Existing Term Loans. The New Term Loans will mature on January 15, 2027. The New Term Loans bear interest at a rate ranging between Term SOFR plus 4.25% and Term SOFR plus 4.50% (or, at Spirit’s option, between base rate plus 3.25% and base rate plus 3.50%, as applicable) with the margin varying based on Spirit’s first lien secured gross leverage ratio. The obligations under the Amended Credit Agreement are guaranteed by Holdings and Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”, and together with Holdings, the “Guarantors”), and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of Spirit, subject to certain customary exceptions. The obligations are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

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
As a result of the modification and extinguishment of the Company's prior credit agreement, the Company recognized a loss on extinguishment of $7.2, recorded to the Interest expense and financing fee amortization line item for the twelve months ended December 31, 2022, on the Company's Consolidated Statement of Operations, of which $4.6 is reflected within the Amortization of deferred financing fees line item in operating activities and 2.6 is reflected within the Payment of debt extinguishment costs line item under financing activities on the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2022. As of December 31, 2022, the outstanding balance of the Amended Credit Agreement was $592.5 and the carrying value was $571.7.

First Lien 2029 Notes
On November 23, 2022, Spirit entered into an Indenture (the “First Lien 2029 Notes Indenture”), by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $900.0 aggregate principal amount of its 9.375% Senior Secured First Lien Notes due 2029 (the “First Lien 2029 Notes”). The First Lien 2029 Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions to non-U.S. persons pursuant to Regulation S under the Securities Act.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The First Lien 2029 Notes mature on November 30, 2029 and bear interest at a rate of 9.375% per year payable semiannually in cash in arrears on May 30 and November 30 of each year. The first interest payment date is May 30, 2023. The First Lien 2029 Notes are guaranteed by the Guarantors, and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of the Company, subject to certain customary exceptions. The First Lien 2029 Notes are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.
The First Lien 2029 Notes Indenture contains covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur indebtedness secured by liens, enter into sale and leaseback transactions, make restricted payments and investments and enter into certain mergers or consolidations and transfer substantially all of the Company and its subsidiaries’ assets. These covenants are subject to a number of qualifications and limitations. In addition, the Indenture provides for customary events of default.
As of December 31, 2022, the outstanding balance of the First Lien 2029 Notes was $900.0 and the carrying value was $887.2.
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

The First Lien 2025 Notes are guaranteed by the Guarantors and were initially secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The First Lien 2025 Notes Indenture initially contained covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to incur indebtedness secured by liens, enter into sale and leaseback transactions, make restricted payments and investments and enter into certain mergers or consolidations and transfer substantially all of the Company and its subsidiaries’ assets. These covenants are subject to a number of qualifications and limitations. In addition, the First Lien 2025 Indenture provides for customary events of default.

In the fourth quarter of 2022, Spirit purchased $479.2 in aggregate principal amount of its outstanding First Lien 2025 Notes for cash pursuant to a tender offer (the “Tender Offer”). As of December 31, 2022, the outstanding balance of the First Lien 2025 Notes was $20.8 and the carrying value was $20.7. In connection with the Tender Offer, Spirit received the requisite consents from holders of the 2025 First Lien Notes necessary to approve amendments to the 2025 First Lien Notes Indenture, to, among other things, eliminate certain of the restrictive covenants and events of default contained in the 2025 First Lien Notes Indenture (the “Majority Amendments”) and terminate the security interest and release the collateral under the 2025 First Lien Notes Indenture (the “Collateral Release Amendments”). Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A. entered into the First Supplemental Indenture, dated as of November 23, 2022, to the 2025 First Lien Notes Indenture, which effects (i) the Majority Amendments and (ii) the Collateral Release Amendments, in each case, as of November 23, 2022. As of December 31, 2022, the First Lien 2025 Notes are unsecured and the First Lien 2025 Notes Indenture no longer includes covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability to incur indebtedness secured by liens, enter into sale and leaseback transactions or make restricted payments and investments.

2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15,

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
2016. As of December 31, 2022, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $298.8. The Company and Spirit NC guarantee Spirit's obligations under the 2026 Notes on a senior secured basis.

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

On October 5, 2020, Spirit entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with 2026 Notes. Under the Fourth Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the holders of the First Lien 2025 Notes (until the security in favor of the lenders under the holders of the First Lien 2025 Notes was released on November 23, 2022) and the secured parties under the Amended Credit Agreement.

On November 23, 2022, Spirit entered into a Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with the 2026 Notes. Under the Fifth Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the holders of the First Lien 2029 Notes.

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

The Second Lien 2025 Notes mature on April 15, 2025 and bear interest at a rate of 7.500% per year payable semiannually in cash in arrears on April 15 and October 15 of each year. The first interest payment date was October 15, 2020. As of December 31, 2022, the outstanding balance of the Second Lien 2025 Notes was $1,200.0 and the carrying value was $1,191.0.

The Second Lien 2025 Notes are guaranteed by the Guarantors and secured by a second-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The Second Lien 2025 Notes Indenture contains covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens, enter into sale and leaseback transactions and guarantee other indebtedness without guaranteeing the Second Lien 2025 Notes. These covenants are subject to a number of qualifications and limitations. In addition, the Second Lien 2025 Notes Indenture provides for customary events of default.

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

On February 24, 2021, Spirit redeemed the outstanding $300.0 principal amount of the Floating Rate Notes. On November 23, 2022, Spirit redeemed the outstanding $300.0 principal amount of the 2023 Notes. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $0.0, $0.0, and $700.0 as of December 31, 2022, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $0.0, $0.0, and $695.9 as of December 31, 2022, respectively.

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

As of December 31, 2022, the Company was in compliance with all covenants contained in the indentures governing the First Lien 2029 Notes, First Lien 2025 Notes, Second Lien 2025 Notes, 2026 Notes, and the 2028 Notes.

The following table shows required payments during the next five years on the term loan and notes outstanding at December 31, 2022. See Note 11, Leases for maturities of finance lease obligations.

	2023	2024	2025	2026	2027
Required payments	$5.9	$5.9	$1,226.8	$305.9	$568.8

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
The following table summarizes the multi-employer plan to which the Company contributes. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2021 and 2022 is for the plan's year-end at December 31, 2021, and December 31, 2022, respectively. The zone status is based on information received from the plan.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2021	2022		2020	2021	2022
IAM National Pension Fund	51-60321295	Red	Red	Yes	$30.1	$23.0	$27.2	Yes	IAM June 24, 2023 UAW December 7, 2025
Pension Fund	Year Company Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan’s Year-End)
IAM National Pension Fund	2020, 2022
Defined Contribution Plans
The Company contributes to a defined contribution plan available to all U.S. employees, excluding IAM and UAW represented employees. Under the plan, the Company makes a matching contribution of 75% of the employee contribution, up to a maximum 8% of eligible individual employee compensation. In addition, non-matching contributions based on an employee’s age and years of service are paid at the end of each calendar year for certain employee groups.
The Company recorded $31.8, $30.4, and $32.5 in contributions to these plans for the twelve months ended December 31, 2022, 2021, and 2020, respectively.
On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes up to 8% of base salary if participating employees contribute 4% of base salary. The Company recorded $3.9 in contributions to this plan for the twelve months ended December 31, 2022, $3.9 in contributions for the twelve months ended December 31, 2021 and $4.1 in contributions for the twelve months ended December 31, 2020.
On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired a further defined contribution plan for certain employees at the Belfast location. Under the plan, the Company contributes up to 8% of base salary, matching employee contributions up to this level. The Company recorded $1.2 in contributions to this plan for the twelve months ended December 31, 2022, $0.3 in contributions for the twelve months ended December 31, 2021, and $0.03 for the two months from October 30, 2020 to December 31, 2020, excluding contributions paid in respect of employee's own contributions.

A new defined contribution plan was set up at the Belfast location following the closure of the Shorts Pension with effect from December 10, 2021 (see below). Under the terms of the plan, the Company contributes up to 8% of base salary if participating employees contribute 4% of base salary. Additional transitional contributions of 5% a year for the first four years then 4% a year for the next four years are also payable by the Company for employees who were members of Shorts Pension at the point of closure. The Company recorded $18.2 in contributions to this plan for the twelve months ended December 31, 2022.
Defined Benefit Pension Plans
Effective December 31, 2005, Spirit had four qualified plans and one nonqualified plan providing supplemental benefits to executives who transferred from a Boeing nonqualified plan to a Spirit plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of the Boeing Acquisition (i.e., no future service benefits are being earned in these plans). The Company intends to fund its qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans’ participants and are structured to maintain liquidity that is sufficient to pay benefit obligations. Effective October 1, 2021, the Company spun off a portion of the existing Pension Value Plan ("PVP A"), to a new plan called PVP B. As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At December 31, 2022, a pension reversion asset of $71.1 is recorded on the Restricted plan assets line item on the Company’s Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over seven years as they are distributed to employees under a qualified benefit program. Restricted plan assets are valued at fair value with gain or loss on fair value adjustments recognized within other income. The underlying investments' fair value measurement levels under the FASB's authoritative guidance on fair value measurements are Level 2, see Note 14 Fair Value Measurements.

Separately, during the twelve months ended December 31, 2022, the Company withdrew $34.0 of cash from PVP B, which represented an excess plan assets reversion. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the twelve months ended

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
December 31, 2022. Excise tax of $6.8 related to the reversion of excess plan assets was separately recorded to the Other income (expense), net line item on the Consolidated Statements of Operations for the twelve months ended December 31, 2022. See also Note 23 Other Income (Expense), Net.

In July 2022 the Company adopted and communicated to participants a plan to terminate the Company's Pension Value Plan A ("PVP A"). During the twelve months ended December 31, 2022, the PVP A plan was amended, providing for an enhancement to benefits the Company is providing to certain U.S. employees in conjunction with the plan termination. The estimated liability impact of this plan amendment, $73.5, was recognized immediately as a non-cash, pre-tax non-operating charge for amortization of prior service costs. The Company recognized additional non-cash, pre-tax non-operating accounting charges of $34.7 related to the plan termination, primarily reflecting the accounting for bulk lump-sum payments made in the fourth quarter of 2022, which resulted in a settlement charge related to the accelerated recognition of the actuarial losses for the PVP A plan that were previously included in the Accumulated other comprehensive loss line item in the Stockholders' Equity section of the Company's Balance Sheet.

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
Obligations and Funded Status
The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the balance sheets for the fiscal years 2022 and 2021. Benefit obligation balances presented in the tables reflect the projected benefit obligation and accumulated benefit obligation for the Company’s pension plans, and accumulated post-retirement benefit obligations for the Company’s post-retirement medical plan. The Company uses an end of fiscal year measurement date of December 31 for the Company's U.S. pension and post-retirement medical plans. The funded status of the U.S. based defined benefit plans as of December 31, 2022 decreased overall due to less than expected asset returns, asset transfers, increased

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
liabilities due to the enhancement discussed above and remeasurement of benefit obligations on an estimated plan termination basis resulting in an increased liability. These factors were partially offset by an increase in the effective discount rate (250 basis points for PVP A) which decreased the projected benefit obligation. The funded status of the U.K. Prestwick Plan decreased, driven by the a loss on the value of assets. The projected benefit obligation decreased, due to the discount rate increasing by 315 basis points from December 31, 2021 to December 31, 2022. The projected benefit obligation of the U.K. Belfast plans was acquired on October 30, 2020, as part of the Bombardier Acquisition. The funded status for the U.K. Belfast plans improved over the year primarily due to the actuarial gain on the projected benefit obligation.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2022	2021	2022	2021
Change in projected benefit obligation:
Beginning balance	$814.1	$1,099.1	$42.5	$49.5
Service cost	—	—	0.7	0.8
Employee contributions	—	—	1.1	1.3
Interest cost	20.8	18.7	0.6	0.3
Actuarial (gains) losses	(105.2)	(38.7)	(2.3)	1.0
Plan Amendments	73.5	—	—	—
Plan Settlements	(270.0)	(226.7)	—	—
Benefits paid	(39.9)	(38.3)	(9.5)	(10.4)
Projected benefit obligation at the end of the period	$493.3	$814.1	$33.1	$42.5
Assumptions used to determine benefit obligation:
Discount rate	5.22%	2.72%	5.04%	1.96%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	7.25%	7.00%
Ultimate trend rate	N/A	N/A	4.00%	4.00%
Year that ultimate trend rate is reached	N/A	N/A	2048	2047
Change in fair value of plan assets:
Beginning balance	$1,318.6	$1,526.3	$—	$—
Actual (loss) return on assets	(218.9)	66.3	—	—
Employer contributions to plan	(119.5)	(9.0)	8.4	9.1
Employee contributions to plan	—	—	1.1	1.3
Plan Settlements	(270.0)	(226.7)	—	—
Benefits paid	(39.9)	(38.3)	(9.5)	(10.4)
Ending balance	$670.3	$1,318.6	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$177.0	$504.5	$(33.1)	$(42.5)
Net amounts recognized	$177.0	$504.5	$(33.1)	$(42.5)
Amounts recognized in the balance sheet:
Noncurrent assets	$178.0	$505.8	—	—
Current liabilities	(0.1)	(0.1)	(9.2)	(9.7)
Noncurrent liabilities	(0.9)	(1.2)	(23.9)	(32.8)
Net amounts recognized	$177.0	$504.5	$(33.1)	$(42.5)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive (loss) income	$(72.7)	$51.7	$16.6	$16.2
Cumulative employer contributions in excess of net periodic benefit cost	249.7	452.8	(49.7)	(58.7)
Net amount recognized in the balance sheet	$177.0	$504.5	$(33.1)	$(42.5)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$1.0	$1.3	$33.1	$42.5
Accumulated benefit obligation	1.0	1.3	—	—
The U.S. based defined benefit plans utilize a cash balance based formula for a subset of the plan participants. The weighted-average interest crediting rates used to determine the benefit obligation and net periodic benefit cost for all future years is 5.25%.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Prestwick Plan	2022	2021
Change in projected benefit obligation:
Beginning balance	$71.6	$75.9
Service cost	1.7	1.2
Interest cost	1.1	1.0
Plan amendments	0.7	—
Actuarial gains	(26.7)	(1.3)
Benefits paid	(1.7)	(1.1)
Expense paid	(1.7)	(1.2)
Plan settlements	(2.5)	(2.2)
Exchange rate changes	(7.0)	(0.7)
Projected benefit obligation at the end of the period	$35.5	$71.6
Assumptions used to determine benefit obligation:
Discount rate	4.90%	1.75%
Rate of compensation increase	3.35%	3.50%
Change in fair value of plan assets:
Beginning balance	$98.3	$103.1
Actual loss on assets	(38.7)	(0.9)
Company contributions	0.3	1.9
Plan settlements	(2.9)	(2.5)
Expenses paid	(1.7)	(1.2)
Benefits paid	(1.7)	(1.1)
Exchange rate changes	(9.5)	(1.0)
Ending balance	$44.1	$98.3
Reconciliation of funded status to net amounts recognized:
Funded status	8.6	26.7
Net amounts recognized	$8.6	$26.7
Amounts recognized in the balance sheet:
Noncurrent assets	$8.6	$26.7
Noncurrent liabilities	—	—
Net amounts recognized	$8.6	$26.7
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive income	(10.0)	4.3
Prepaid pension cost	18.6	22.4
Net amount recognized in the balance sheet	$8.6	$26.7
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$—	$—
Accumulated benefit obligation	—	—
Fair value of assets	$—	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.K Belfast Plans	2022	2021	2022	2021
Change in projected benefit obligation:
Beginning balance	$2,528.0	$2,661.4	$0.8	$0.8
Service cost	1.3	39.3	—	0.1
Employee contributions	—	0.9	—	—
Expenses paid	(1.3)	(1.3)	—	—
Interest cost	39.9	36.3	—	—
Actuarial gains	(854.1)	(57.5)	(0.4)	—
Plan curtailments	—	(61.0)	—	—
Exchange rate changes	(250.8)	(22.2)	(0.1)	—
Benefits paid	(55.4)	(67.9)	—	(0.1)
Projected benefit obligation at the end of the period	$1,407.6	$2,528.0	$0.3	$0.8
Assumptions used to determine benefit obligation:
Discount rate	4.96%	1.80%	4.96%	1.80%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	5.95%	5.75%
Ultimate trend rate	N/A	N/A	5.95%	5.75%
Year that ultimate trend rate is reached	N/A	N/A	N/A	N/A
Change in fair value of plan assets:
Beginning balance	$2,488.1	$2,262.7	$—	$—
Net transfer in/(out) (including the effect of any business combination divestitures)	—	—	—	—
Actual (loss) return on assets	(785.0)	139.7	—	—
Employer contributions to plan	19.0	180.9	—	0.1
Employee contributions to plan	—	0.9	—	—
Benefits paid	(55.4)	(67.9)	—	(0.1)
Exchange rate changes	(247.6)	(26.9)	—	—
Expenses paid	(1.3)	(1.3)	—	—
Ending balance	$1,417.8	$2,488.1	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$10.2	$(39.9)	$(0.3)	$(0.8)
Net amounts recognized	$10.2	$(39.9)	$(0.3)	$(0.8)
Amounts recognized in the balance sheet:
Noncurrent assets	10.2	0.6	—	—
Current liabilities	—	—	—	(0.1)
Noncurrent liabilities	—	(40.5)	(0.3)	(0.7)
Net amounts recognized	$10.2	$(39.9)	$(0.3)	$(0.8)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive (loss) income	$(3.1)	$21.6	$0.4	$—
Cumulative employer contributions in excess of net periodic benefit cost	13.3	(61.5)	(0.7)	(0.8)
Net amount recognized in the balance sheet	$10.2	$(39.9)	$(0.3)	$(0.8)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$15.2	$2,501.9	$0.3	$0.8

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Accumulated benefit obligation	15.2	2,501.9	—	—
Fair value of assets	15.1	2,461.2	—	—

Annual Expense
The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2022, 2021, and 2020 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.S. Plans	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$0.7	$0.8	$0.8
Interest cost	20.8	18.7	24.4	0.6	0.3	1.0
Expected return on plan assets	(44.0)	(57.7)	(64.2)	—	—	—
Amortization of net (gain) loss	—	—	0.2	(1.0)	(1.3)	(1.7)
Amortization of prior service costs(1)	73.5	—	—	(0.8)	(0.8)	(0.9)
Settlement loss recognized(2)	33.3	11.0	9.8	—	—	—
Curtailment loss/(gain) (3)	—	—	33.9	—	—	(0.2)
Special termination benefits(3)	—	—	31.0	—	—	12.0
Net periodic benefit cost (income)	83.6	(28.0)	35.1	(0.5)	(1.0)	11.0
Other changes recognized in OCI:
Total recognized in other OCI (income) loss	$124.4	$(58.2)	$(39.4)	$(0.4)	$3.2	$1.0
Total recognized in other net periodic benefit and OCI loss (income)	$208.0	$(86.2)	$(4.3)	$(0.9)	$2.2	$12.0
Assumptions used to determine net periodic benefit costs:
Discount rate	2.72%	2.31%	3.19%	1.96%	1.26%	2.55%
Expected return on plan assets	4.00%	4.00%	4.50%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	7.00%	5.56%	5.90%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2047	2038	2038

(1) Due to a plan amendment related to a benefit enhancement, prior service cost amortization of $73.5 was recorded to Other income (expense).

(2) Due to settlement accounting during the fiscal years ending 2022, 2021, and 2020, the Company recognized charges of $33.3, $11.0 and $9.8, respectively, that was recorded to Other income (expense).

(2) Special termination benefits and curtailment loss as of December 31, 2020 is a combination of pension value plan, post-retirement medical plan, offset by a reduction in the Company’s net benefit obligation. The increase is due to voluntary retirement programs in 2020.

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
The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2022, 2021, and 2020 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Prestwick Plan	2022	2021	2020
Components of net periodic benefit cost (income):
Service cost	$1.7	$1.2	$0.9
Interest cost	1.1	1.0	1.2
Expected return on plan assets	(1.7)	(1.4)	(1.7)
Settlement gain (loss)	0.6	(0.2)	(0.4)
Net periodic benefit cost (income)	$1.7	$0.6	$—
Other changes recognized in OCI:
Total cost (income) recognized in OCI	$13.9	$1.2	$(0.9)
Total recognized in net periodic benefit cost and OCI	$15.6	$1.8	$(0.9)
Assumptions used to determine net periodic benefit costs:
Discount rate	1.75%	1.45%	2.10%
Expected return on plan assets	2.00%	1.40%	2.00%
Salary increases	3.50%	3.10%	3.15%

The components of the pension benefit plan expense for the Belfast plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2022, 2021, and 2020 are as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.K. Belfast Plans	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost (income):
Service cost	$1.3	$39.3	$6.3	$—	$0.1	$—
Interest cost	39.9	36.3	5.9	—	—	—
Curtailment (gain) recognized(1)	—	(61.0)	—	—	—	—
Expected return on plan assets	(92.0)	(95.2)	(14.0)	—	—	—
Net periodic benefit (income) cost	$(50.8)	$(80.6)	$(1.8)	$—	$0.1	$—
Other changes recognized in OCI:
Total (income) recognized in OCI	$24.7	$(98.1)	$96.6	$(0.4)	$—	$—
Total recognized in net periodic benefit cost and OCI	$(26.1)	$(178.7)	$94.8	$(0.4)	$0.1	$—
Assumptions used to determine net periodic benefit costs:
Discount rate	1.80%	1.45%	1.75%	1.80%	1.45%	1.75%
Expected return on plan assets	4.10%	4.20%	4.20%	N/A	N/A	N/A
Salary increases	N/A	2.90%	2.75%	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	5.75%	5.75%	5.50%
Ultimate trend rate	N/A	N/A	N/A	5.75%	5.75%	5.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	N/A	N/A	N/A
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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To determine the health care cost trend rates the Company considers national health trends and adjusts for its specific plan design and locations. The trend and aging assumptions were updated during 2016 to reflect more current trends. These assumptions were reviewed in 2022 based on a review of updated national health trends.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
U.S. Plans
In the twelve months ended December 31, 2022, the Company adopted and communicated to participants a plan to terminate the PVP A. The Company’s objective is to manage the assets as appropriate for the near-term termination and closing of the PVP A. The assets are invested solely in cash and diversified taxable fixed income bonds.
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
The Company’s plans have asset allocations for the U.S., as of December 31, 2022 and December 31, 2021, as follows:

	2022	2021
Asset Category — U.S.
Cash equivalents	29%	6%
Equity securities — U.S.	71%	22%
Equity securities — International	—%	3%
Debt securities	—%	67%
Real estate	—%	2%
Total	100%	100%
U.K. Prestwick Plan
The Trustee’s investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equity securities	15 – 17%
Debt securities	82 - 84%
Property	1%
The Plan has asset allocations as of December 31, 2022 and December 31, 2021, as follows:

	2022	2021
Asset Category — U.K. Prestwick
Equity securities	15%	15%
Debt securities	80%	80%
Other	5%	5%
Total	100%	100%

U.K. Belfast Plans
The Trustees’ investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plans. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Equity securities	31%
Fixed Income	35%
Indexed-Linked Gilts	19%
Real Return Assets	13%
Money Market	2%

The Plans have asset allocations as of December 31, 2022 and December 31, 2021, as follows:

	2022	2021
Asset Category — U.K. Belfast
Equity securities	29%	32%
Fixed Income	34%	34%
Indexed-Linked Gilts	21%	18%
Real Return Assets	13%	13%
Money Market	3%	3%
Total	100%	100%

Projected contributions and benefit payments
Required U.S. pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2023 and discretionary contributions are not expected in 2023. SERP and post-retirement medical plan contributions in 2023 are expected to be $9.3. Expected contributions to the U.K. Prestwick plan for 2023 are zero. Expected contributions to the U.K. (Belfast) plans for 2023 are $1.8.
The Company monitors its defined benefit pension plan asset investments on a quarterly basis and believes that the Company is not exposed to any significant credit risk in these investments.
The total benefits expected to be paid over the next ten years from the plans’ assets or the assets of the Company, by country, are as follows:

U.S.	Pension Plans	Other Post-Retirement Benefit Plans
2023	$494.6	$9.2
2024	$0.1	$7.0
2025	$0.1	$4.8
2026	$0.1	$3.7
2027	$0.1	$3.4
2028-2032	$0.4	$9.6

U.K. Prestwick	Pension Plans
2023	$3.6
2024	$3.7
2025	$3.8
2026	$3.9
2027	$4.1
2028-2032	$22.5

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

U.K. Belfast	Pension Plans	Other Post-Retirement Benefit Plans
2023	$57.2	$—
2024	$60.8	$—
2025	$64.4	$—
2026	$69.6	$—
2027	$73.8	$—
2028-2032	$438.7	$0.1

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
As of December 31, 2022 and December 31, 2021, the pension plan assets measured at fair value on a recurring basis were as follows:

		At December 31, 2022 Using
Description	December 31, 2022 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$193.6	$193.6	$—	$—
Collective Investment Trusts	1,894.8	—	1,894.8	—
Commingled Equity and Bond Funds	43.9	—	42.4	1.5
	$2,132.3	$193.6	$1,937.2	$1.5

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
The table below sets forth a summary of changes in the fair value of the Plan’s level 3 investment assets and liabilities for the years ended December 31, 2022 and December 31, 2021:

	December 31, 2022
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$1.9	$—	$(0.2)	$—	$(0.2)	$1.5
	$1.9	$—	$(0.2)	$—	$(0.2)	$1.5

	December 31, 2021
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$3.4	$—	$0.2	$(1.7)	$—	$1.9
	$3.4	$—	$0.2	$(1.7)	$—	$1.9

18.   Capital Stock
Holdings has authorized 210,000,000 shares of stock. Of that, 200,000,000 shares are Common Stock, par value $0.01 per share, one vote per share and 10,000,000 shares are preferred stock, par value $0.01 per share.
In association with the Boeing Acquisition, Spirit executives with balances in Boeing’s Supplemental Executive Retirement Plan (“SERP”) were authorized to purchase a fixed number of units of Holdings “phantom stock” at $3.33 per unit based on the present value of their SERP balances. Any payment on account of units may be made in cash or shares of Common Stock at the sole discretion of Holdings. The balance of SERP units was 16,023, 16,023 and 28,950 as of December 31, 2022, 2021, and 2020, respectively.
Repurchases of Common Stock
As of December 31, 2022, there was $925.0 remaining under the Board-authorized share repurchase program. During the twelve months ended December 31, 2022, no shares were repurchased under the Board-authorized share repurchase program. Share repurchases are currently on hold due to the impacts of the B737 MAX grounding and the COVID-19 pandemic. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

During the twelve months ended December 31, 2022, 163,126 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards and restricted stock units under the Omnibus Plan.

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
Holdings has recognized a net total of $36.6, $25.8, and $24.2 of stock compensation expense for the twelve months ended December 31, 2022, 2021, and 2020, respectively.
During the twelve months ended December 31, 2022, 93,565 shares of Common Stock with aggregate grant date fair value of $3.0 were granted, and vested immediately, to employees in connection with the ratification of new labor contracts.
Short-Term Incentive Plan
The Short-Term Incentive Program under the Omnibus Plan enables eligible employees to receive incentive benefits in the form of cash as determined by the Compensation Committee.
Board of Directors Stock Awards
The Company’s Omnibus Plan provides non-employee directors the opportunity to receive grants of restricted shares of Common Stock, or Restricted Stock Units (“RSUs”) or a combination of both Common Stock and RSUs. The Common Stock grants and RSU grants vest one year from the grant date subject to the director's compliance with the one-year service condition; however, the RSU grants are not payable until the director’s separation from service. The Board of Directors is authorized to make discretionary grants of shares or RSUs from time to time. Compensation values are based on the value of Holdings’ Common Stock on the grant date, which is added to equity and charged to period expense.
The Company expensed a net amount of $1.6, $1.5, and $1.4 for the restricted shares of Common Stock and RSUs for the twelve months ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the Company’s unamortized stock compensation related to these restricted shares of Common Stock and RSUs is $0.7, which will be recognized over a weighted average remaining period of 4 months. The intrinsic value of the unvested restricted shares of Common Stock and RSUs, based on the value of the Company’s stock at December 31, 2022, was $1.9, based on the value of the Company’s Common Stock and the number of unvested shares of restricted Common Stock and RSUs.
The following table summarizes grants of restricted Common Stock and RSUs to members of the Company’s Board of Directors for the twelve months ended December 31, 2022, 2021, and 2020:

	Shares	Value(1)
	Class A	Class A
	(Thousands)
Board of Directors Stock Grants
Nonvested at December 31, 2019	17	1.4
Granted during period	65	1.3
Vested during period	(17)	(1.5)
Forfeited during period	—	—
Nonvested at December 31, 2020	65	1.2
Granted during period	36	1.6
Vested during period	(65)	(1.2)
Forfeited during period	—	—
Nonvested at December 31, 2021	36	1.6
Granted during period	68	$2.2
Vested during period	(41)	$(1.8)
Forfeited during period	—	$—
Nonvested at December 31, 2022	63	$2.0
______________________________________________________________________________________________________________________________
(1)Value represents grant date fair value per share.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Long-Term Incentive Awards
Holdings has established the Long-Term Incentive Plan (the “LTIP”) under the Omnibus Plan to grant equity awards to certain employees. Generally, specified employees are entitled to receive a long-term incentive award that, for the 2022 year, consisted of the following:
•50% of the award consisted of time-based, service-condition restricted Common Stock that vests in equal installments over a three-year period (restricted stock units (“RSUs”)). Values for these awards are based on the value of Common Stock on the grant date.
•50% of the award consisted of performance-based, market-condition restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon TSR compared to the Company’s peers (the “TSR Award”). Values for these awards are initially measured on the grant date using estimated payout levels derived from a Monte Carlo valuation model.
For the 2021 year, specified employees were entitled to receive a long-term incentive award that generally consisted of the following:
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
For the 2020 year, specified employees were entitled to receive a long-term incentive award that generally consisted of the following:
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
For the twelve months ended December 31, 2022, 553,578 time or service-based restricted stock units (“RSUs”) were granted with aggregate date fair values of $24.0 under the Company's LTIP. In addition, 284,653 performance-based restricted stock units (“PBRSUs”) were granted with aggregate grant date fair value of $22.0 under the Company’s LTIP.
For the twelve months ended December 31, 2021, 570,914 time or service-based restricted stock units ("RSUs") and 30,024 time or service-based restricted stock awards ("RSAs") were granted with aggregate date fair values of $26.9 under the Company's LTIP. In addition, 162,102 performance-based restricted stock units ("PBRSUs") were granted with aggregate grant date fair value of shares of $9.8 under the Company’s LTIP.

For the twelve months ended December 31, 2020, 515,788 shares of Common Stock with an aggregate grant date fair value of $21.0 were granted as RS Awards under the Company’s LTIP. In addition, 385,887 shares of Common Stock with an aggregate grant date fair value of $16.1 were granted as TSR Awards under the Company’s LTIP.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The Company expensed a net total of $32.1, $24.3, and $22.8 for share of Common Stock issued under the LTIP for the twelve months ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, the Company’s unamortized stock compensation related to these unvested shares of Common Stock is $37.5, which will be recognized over a weighted average remaining period of 1.7 years. The intrinsic value of the unvested shares of Common Stock issued under the LTIP at December 31, 2022 was $50.6, based on the value of the Company’s Common Stock and the number of unvested shares.
    The following table summarizes the activity of the restricted shares under the LTIP for the twelve months ended December 31, 2022, 2021, and 2020:

	Shares	Value(1)
	Common Stock	Common Stock
	(Thousands)
Long-Term Incentive Plan/Long-Term Incentive Award under Omnibus Plan
Nonvested at December 31, 2019	1,304	$94.0
Granted during period	940	39.6
Vested during period	(573)	(39.1)
Forfeited during period	(192)	(14.0)
Nonvested at December 31, 2020	1,479	80.5
Granted during period	763	36.7
Vested during period	(305)	(20.6)
Forfeited during period	(535)	(27.7)
Nonvested at December 31, 2021	1,402	68.9
Granted during period	839	46.0
Vested during period	(396)	(20.6)
Forfeited during period	(142)	(11.6)
Nonvested at December 31, 2022	1,703	$82.7
________________________________________________________________________________________________________________________________

(1)Value represents grant date fair value.

20.   Income Taxes
Income Before Income Taxes: The sources of income before income taxes are:

	2022	2021	2020
U.S.	$(467.2)	$(553.3)	$(1,046.7)
International	(72.2)	(1.9)	(39.2)
Total (before equity earnings)	$(539.4)	$(555.2)	$(1,085.9)
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Provision for Income Tax Taxes: The income tax (benefit) expense contains the following components:

	2022	2021	2020
Current
Federal	$(4.5)	$(11.4)	$(301.0)
State	(0.7)	(0.2)	(5.5)
Foreign	1.7	0.9	(8.1)
Total current	$(3.5)	$(10.7)	$(314.6)
Deferred
Federal	$10.2	$(14.0)	$(16.2)
State	2.5	15.9	106.9
Foreign	(4.0)	(8.4)	3.7
Total deferred	8.7	(6.5)	94.4
Total income tax provision (benefit)	$5.2	$(17.2)	$(220.2)

Reconciliation of Effective Income Tax Rate: The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2022		2021		2020
Tax at U.S. Federal statutory rate	$(113.3)	21.0%	$(116.5)	21.0%	$(228.1)	21.0%
State income taxes, net of Federal benefit	(9.6)	1.8	(24.9)	4.5	(28.1)	2.6
State income tax credits, net of Federal benefit	(15.6)	2.9	(7.4)	1.3	(17.4)	1.6
Foreign rate differences	(3.5)	0.6	(5.2)	0.9	(3.3)	0.3
Research and experimentation	(5.2)	1.0	(1.6)	0.3	(0.1)	—
Excess tax benefits	0.4	(0.1)	0.8	(0.1)	0.1	—
Non-deductible expenses	4.2	(0.8)	1.9	(0.3)	10.5	(1.0)
Re-measurement of Deferred Taxes	(7.1)	1.3	(58.8)	10.6	1.7	(0.2)
Global Intangible Low-Taxed Income (GILTI) Tax	(1.8)	0.3	0.9	(0.2)	3.9	(0.4)
Valuation Allowance	170.6	(31.6)	204.2	(36.9)	150.2	(13.8)
NOL Utilized at 35% vs 21%	—	—	(5.3)	1.0	(104.8)	9.7
Previously unrecognized tax benefit	(10.6)	2.0	—	—	—	—
Other	(3.3)	0.6	(5.3)	1.0	(4.8)	0.5
Total income tax provision (benefit)	$5.2	(1.0%)	$(17.2)	3.1%	$(220.2)	20.3%

The income tax provision (benefit) for the twelve months ended December 31, 2022, was $5.2 compared to ($17.2) for the prior year. The 2022 effective tax rate was (1.0%) as compared to 3.1% for 2021.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI cost in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period cost in the year the tax is incurred. As of December 31, 2022, there was $1.8 of GILTI tax benefit primarily due to the refundable U.K. research credits being credited against prior years' GILTI tax expense. As of December 31, 2021, there was $0.9 of GILTI tax expense due to the finalization of the 2020 U.K. NOL carryback to 2019 that will result in an increase to U.S. GILTI tax. As of December 31, 2020 there was a $3.9 of GILTI tax expense due to the preliminary 2020 U.K. NOL carryback to 2019 that resulted in an increase to U.S. GILTI tax.

The 2021 and 2022 U.S. Net Operating Losses will be carried forward while the 2020 U.S. Net Operating Loss has been carried back to 2015 and 2016. The tax rate in the carryback years is 35% compared to the current tax rate of 21%. The impact

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
of this rate difference was included in the 2020 year tax provision. The difference between the 2020 provision and the 2020 U.S. Income Tax return impacted the 2020 net operating loss available to be carried back. This difference times the tax rate difference is included in the 2021 year tax provision.

The CARES Act allows net operating losses from 2018, 2019 and 2020 to be carried back to the previous five years, when the federal tax rate was 35%. As of December 31, 2020 the Company reported a net operating loss when it filed its fiscal year 2020 tax return. A preliminary net operating loss carryback claim was filed in March 2021 requesting a refund of $305 which was received in 2021. A second net operating loss carryback claim using the finalized 2020 U.S. Net Operating Loss was filed in December 2021 requesting an additional $11.6 federal refund, which was received in 2022. The Company had $3.9 and $14.0 of income tax receivable as of December 31, 2022 and December 31, 2021, respectively, which is reflected within other current assets on the balance sheet as well as $0.4 and $0.9 of income tax payable as of December 31, 2022 and December 31, 2021, respectively, which is reflected within other current liabilities on the balance sheet. The Company had $1.5 and $1.6 of non-current income tax payable as of December 31, 2022 and December 31, 2021, respectively, which is reflected within other liabilities on the balance sheet.

Additionally, as allowed by the CARES Act, the Company had deferred $33.0 of employer payroll taxes as of December 31, 2020, of which 50% was deposited by December 2021 and the remaining 50% was credited against the outstanding pre-tax employee retention credit refund claim in 2022. The Company has filed a claim for a pre-tax employee retention credit of $18.8 for 2020 and $1.0 for 2021. The outstanding pre-tax employee retention credit refund claim as of December 31, 2022 was $3.1. In addition, as of December 31, 2020, the Company had recorded a deferral of $31.5 of VAT payments with the option to pay in smaller payments through the end of March 31, 2022 interest free under the United Kingdom deferral scheme. There is no outstanding deferral of VAT payments as of December 31, 2022.
Oklahoma follows the CARES Act and also allows 2018, 2019 and 2020 net operating losses to be carried back to the previous five years. The 2020 Oklahoma Net Operating Loss was carried back to 2015 and 2016 resulting in a $3.1 refund claim that was received during 2022.

Deferred Income Taxes: Significant tax effected temporary differences comprising the net deferred tax asset, prior to valuation allowance, are as follows:

	2022	2021
Depreciation and amortization	$(116.6)	$(159.6)
Long-term contracts	113.3	144.2
State income tax credits	145.2	130.1
Net operating loss carryforward	438.1	321.7
Accruals and reserves	46.2	47.8
Employee compensation accruals	21.1	40.0
Pension and other employee benefit plans	(32.8)	(78.3)
Interest expense limitation	30.7	27.1
Postretirement benefits other than pensions	7.9	10.2
Other	64.0	30.7
Inventory	0.5	1.0
Interest swap contracts	0.6	0.5
Net deferred tax asset before valuation allowance	718.2	515.4
Valuation allowance	(714.7)	(536.8)
Net deferred tax (liability)	3.5	(21.4)

Deferred tax detail above is included in the balance sheet and supplemental information as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	2022	2021
Non-current deferred tax assets	4.8	0.4
Non-current deferred tax liabilities	(1.3)	(21.8)
Net non-current deferred tax asset (liability)	$3.5	$(21.4)
Total deferred tax asset (liability)	$3.5	$(21.4)

The following is a roll forward of the deferred tax valuation allowance at December 31, 2022, 2021, and 2020:

	2022	2021	2020
Balance at January 1	$536.8	$340.9	$10.2
Bombardier Acquisition opening balance sheet	—	13.6	163.6
Corporate rate remeasurement	(0.2)	63.0	—
State income tax credits	18.3	6.8	110.1
Net operating losses	155.3	135.4	20.7
Depreciation and amortization	0.2	0.2	—
Other	(3.0)	(1.3)	19.4
Other comprehensive income adjustment	7.3	(21.8)	16.9
Balance at December 31	$714.7	$536.8	$340.9
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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S., Management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. deferred tax assets at December 31, 2022 and December 31, 2021. This determination was made as the Company entered into a U.S. cumulative loss position during 2021. Once a company enters a cumulative three year loss position, there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. As of December 31, 2022, the total net U.S. deferred tax asset, prior to valuation allowance, was $436.2. The net U.S. deferred tax asset after recording valuation allowances is $1.0. Valuation allowances recorded against the consolidated net U.S. deferred tax asset in the current year were $139.0 for a total valuation allowance of $435.2 for the U.S.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon historic cumulative losses and current year losses generated in the U.K. The Company recorded a portion of the increase in the valuation allowance to income tax expense in continuing operations $31.4, a portion to OCI $7.3. Valuation allowances recorded against U.K. deferred tax assets in the current year were $38.7 for a total valuation allowance of $279.3 for the U.K.

Included in the deferred tax assets at December 31, 2022 are $125.7 in Kansas High Performance Incentive Program (“HPIP”) Credit, $12.8 in Kansas Research & Development (“R&D”) Credit and $1.4 in Kansas Qualified Vendor (“QV”) Credit, totaling $139.9 in gross Kansas state income tax credit carryforwards, net of federal benefit. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas. This credit can be carried forward 16 years. The Kansas R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The QV Credit is equal to 15% of the amount for approved expenditures of goods and services purchased from a qualified vendor, not to exceed $0.5 per qualified vendor per tax year. The QV Credit can be carried forward 4 years.

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

Unrecognized Tax Benefits: The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2022	2021	2020
Beginning balance at January 1	$18.3	$16.5	$5.4
Bombardier Acquisition opening balance sheet	—	—	14.0
Remeasurement for tax rate change	—	2.0	—
Gross increases related to current period tax positions	0.4	0.4	0.4
Statute of limitations' expiration	(10.6)	(0.6)	(3.3)
Ending balance at December 31	$8.1	$18.3	$16.5
Included in the December 31, 2022 balance was $8.1 in unrecognized tax benefits of which $6.9 would reduce the Company's effective tax rate if ultimately recognized.
The Company reports interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2022, 2021, and 2020, there was no accrued interest on the unrecognized tax benefit liability included in the balance sheets and income statements during 2022, 2021, and 2020.
The Company files income tax returns in all jurisdictions in which it operates.
The Company’s federal audit is conducted under the IRS Compliance Assurance Process ("CAP") program and is essentially complete for the 2020 tax year. The Company will continue to participate in the CAP program for 2021 and 2022. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. The Company has an open tax audit in the Kingdom of Morocco for tax years ending prior to the Company’s ownership of the Moroccan legal entity. There are ongoing audits in other jurisdictions that are not material to the financial statements and the Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and years.

21.   Equity
Employee Stock Purchase Plan
The Company maintains the Spirit AeroSystems Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on October 1, 2017 and was amended and restated on January 21, 2020. The ESPP is implemented over consecutive six-month offering periods, beginning on April 1 and October 1 of each year and ending on the last day of September and March, respectively. Shares are issued on the last trading day of each six-month offering period. Generally, any person who is employed by the Company, Spirit or by a subsidiary or affiliate of the Company that has been designated by the Compensation Committee may participate in the ESPP. As of December 31, 2022, the number of remaining ESPP shares available for future issuances was 616,953.

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
Dividends
On February 6, 2020, the Company announced that its Board of Directors reduced its quarterly dividend to a penny per share to preserve liquidity. For each of the four quarters in 2022, the Company paid a quarterly dividend to stockholders of $0.01 per share. The total amount of dividends paid during 2022 was $4.2. On November 3, 2022, the Company announced that the Board had suspended payments of dividends. The Board regularly evaluates the Company's capital allocation strategy and dividend policy. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which the Company may be a party. No assurance can be given that cash dividends will be declared and paid at historical levels or at all.

Earnings per Share Calculation
Basic net income per share is computed using the weighted-average number of outstanding shares of Common Stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of Common Stock and, when dilutive, potential outstanding shares of Common Stock during the measurement period.
The following table sets forth the computation of basic and diluted earnings per share:

	For the Twelve Months Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Loss available to common shareholders	$(545.7)	104.6	$(5.21)	$(540.8)	104.2	$(5.19)	$(870.3)	103.9	$(8.38)
Income allocated to participating securities	—	—		—	—		—	—
Net loss	$(545.7)			$(540.8)			$(870.3)
Diluted potential common shares								—
Diluted EPS
Net loss	$(545.7)	104.6	$(5.21)	$(540.8)	104.2	$(5.19)	$(870.3)	103.9	$(8.38)
Included in the outstanding common shares were 0.4 million, 0.7 million and 1.5 million of issued but unvested shares at December 31, 2022, 2021 and 2020, respectively, which are excluded from the basic EPS calculation.
Common shares of 0.6 million were excluded from diluted EPS as a result of incurring a net loss for the twelve-month period ended December 31, 2022, as the effect would have been antidilutive. Additionally, diluted EPS for the twelve-month period ended December 31, 2022 excludes 0.3 million shares that may be dilutive common shares in the future, but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.
Common shares of 0.6 million were excluded from diluted EPS as a result of incurring a net loss for the twelve-month period ended December 31, 2021, as the effect would have been antidilutive. Additionally, diluted EPS for the twelve-month period ended December 31, 2021 excluded 0.3 million shares that were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss, net of tax, is summarized by component as follows:

	December 31, 2022	December 31, 2021
Pension(1)	(95.4)	26.6
SERP/ Retiree medical	12.7	12.1
Derivatives - foreign currency hedge	(7.1)	(2.0)
Foreign currency impact on long term intercompany loan	(16.4)	(12.2)
Currency translation adjustment	(97.7)	(48.2)
Total accumulated other comprehensive loss	$(203.9)	$(23.7)

(1) The change in Pension related accumulated other comprehensive (loss) income from December 31, 2021 to December 31, 2022 is primarily related to the termination of the PVP A plan. See Note 17, Pension and Other Post-Retirement Benefits.

Amortization or settlement cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the consolidated statements of operations was ($107.0), $2.1 and ($9.5) for the twelve months ended December 31, 2022, 2021 and 2020, respectively.
Non-controlling Interest
Non-controlling interest at December 31, 2022 was $3.7, representing $0.5 non-controlling interest in the Company's KIESC subsidiary, the value of which remains unchanged from prior year, and a $3.2 non-controlling interest in the Company's subsidiary Spirit Evergreen Aftermarket Solutions Co., Ltd., a joint venture with Evergreen Technologies Corporation to provide MRO services to the Asia-Pacific market.
Repurchases of Common Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of December 31, 2022, no treasury shares have been reissued or retired. The number of treasury stock shares as of December 31, 2022 includes a minor adjustment related to the October 19, 2021 court ruling described in Note 22, Commitments, Contingencies and Guarantees for certain shares that were previously awarded to the Company's former Chief Executive Officer that were not settled in stock per the terms of the ruling.
During the twelve-month periods ended December 31, 2022 and December 31, 2021 the Company purchased zero shares of its Common Stock under this share repurchase program. The total authorization amount remaining under the current share repurchase program is approximately $925.0. Share repurchases are currently on hold. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

During the twelve months ended December 31, 2022, 163,126 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards and restricted stock units under the Omnibus Plan.

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

The facts underlying the Consolidated Class Action and Derivative Actions relate to the accounting process compliance independent review (the “Accounting Review”) discussed in the Company’s January 30, 2020 press release and described under Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Review in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2019, and its resulting conclusions. The Company voluntarily reported to the SEC the determination that, with respect to the third quarter of 2019, the Company did not comply with its established accounting processes related to potential third quarter contingent liabilities received after the quarter-end. On March 24, 2020, the Staff of the SEC Enforcement Division informed the Company that it had determined to close its inquiry without recommending any enforcement action against the Company. In addition, the facts underlying the Consolidated Class Action and Derivative Actions relate to the Company’s disclosures regarding the B737 MAX grounding and Spirit’s production rate (and related matters) after the grounding. On September 18, 2020, the Company and individual defendants filed a motion to dismiss the Consolidated Class Action. That motion was granted by the U.S. District Court on January 7, 2022, which denied leave to amend and dismissed the Consolidated Class Action with prejudice. On February 4, 2022, the plaintiffs in the Consolidated Class Action appealed this decision to the Tenth Circuit Court of Appeals. Briefings have been filed and oral argument was held before the 10th Circuit on November 18, 2022. The Derivative Actions remain stayed at this point. The Company and the individual defendants have denied, and continue to deny, the allegations in the Consolidated Class Action and the Derivative Actions.

Spirit is also involved in litigation with its former Chief Executive Officer related to a disputed violation of restrictive covenants in his retirement agreement. On October 19, 2021, the U.S. District Court for the District of Kansas ruled in favor of the former Chief Executive Officer and awarded him $44.8 for benefits withheld in connection with the disputed violation. The Company has appealed this decision to the Tenth Circuit Court of Appeals. The matter has been fully briefed by both parties, and oral argument was held on November 15, 2022. A liability for the full amount of the award, plus accrued interest, has been recognized in the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Customer and Vendor Claims

The Company receives, and is currently subject to, customer and vendor claims arising in the ordinary course of business, including, but not limited to, those related to product quality and late delivery. The Company accrues for matters when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, the Company takes into consideration multiple factors including without limitation its historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of an unfavorable outcome, and the severity of any potential loss. Any accruals deemed necessary are reevaluated at least quarterly and updated as matters progress over time.

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

On June 25, 2022, the Company received notice of a claim from a key customer seeking cost recovery primarily related to alleged product quality issues associated with the Company’s performance from 2018 through 2020 as well as onsite manufacturing support costs incurred by the customer. The Company has continued to evaluate the details included within the claim, however, the Company cannot currently reasonably estimate the amount of a range of possible losses due to various reasons, including, among others: (i) that there is uncertainty as to the outcome of this claim, (ii) that there are significant factual, commercial, and/or legal issues to be resolved, and (iii) the availability of data required to complete an assessment of the potential loss.

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

Commitments
The Company's future aggregate capital commitments totaled $110.2 and $137.5 at December 31, 2022 and December 31, 2021, respectively.
Contingencies
In the fourth quarter of 2022, the Company updated its estimated cost to satisfy all customer firm orders on the B787, A350, and A220 production programs. Based on forecasted backlog and rates of production, each of these programs anticipate production will extend beyond the period of time for which the Company has recorded forward losses. The Company has recorded forward losses on the A220 and A350 programs for forecasted production through the end of 2025 and has recognized forward losses on the B787 program for forecasted production through May of 2026. As a result of the Company’s assessment on existing cost estimates and the impact macroeconomic factors may have on the Company's cost to complete all firm orders, as well as ongoing discussions with its customers, the Company now believes it is reasonably possible one or more of these programs could be performed at a loss incremental to forward losses previously recorded for production outside of the timeframe highlighted above, and the cumulative range of such loss across these programs is between $0 and $220 million. As the Company does not currently believe incremental losses are evident on any of these programs, the Company has not recognized any such losses in its financial results for the period ended December 31, 2022.
Guarantees
Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $13.9 and $15.9 at December 31, 2022 and December 31, 2021, respectively.
Restricted Cash - Collateral Requirements
The Company was required to maintain $19.6 and $19.5 of restricted cash as of December 31, 2022 and December 31, 2021, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in "Other assets" in the Company's Consolidated Balance Sheet.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $2.3 as of December 31, 2022 and December 31, 2021. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $3.4 as of December 31, 2022 and December 31, 2021.
The following is a roll forward of the service warranty and extraordinary rework balance at December 31, 2022, 2021 and 2020:

	2022	2021	2020
Balance, January 1	$71.3	$76.9	$64.7
Charges to costs and expenses	6.7	12.3	3.3
Payouts	(2.7)	(17.7)	(1.9)
Bombardier Acquisition(1)	—	—	10.3
Exchange rate	(0.4)	(0.2)	0.5
Balance, December 31	$74.9	$71.3	$76.9
_______________________________________

(1)Warranty liabilities acquired in the Bombardier acquisition.
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
Spirit recorded the property net of a finance lease obligation to repay the IRB proceeds on its balance sheet. Gross assets and liabilities associated with these IRBs were $393.2 as of December 31, 2022 and December 31, 2021.

23.   Other (Expense) Income, Net
Other (expense) income, net is summarized as follows:

	For the Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Kansas Development Finance Authority bond	$2.4	$2.8	$3.0
Pension (loss) income (1)	(30.2)	150.1	(36.8)
Interest income	6.2	1.8	10.0
Loss on foreign currency forward contract and interest rate swaps	(17.1)	(1.0)	(10.5)
Loss on sale of accounts receivable	(23.4)	(6.7)	(8.9)
Foreign currency gains (losses) (2)	21.6	1.4	(27.0)
Excise tax on pension assets reversion (3)	(6.8)	—	—
Gain on settlement of financial instrument (4)	20.7	—	—
Other (5)	12.5	(1.8)	(7.6)
Total Other (Expense) Income, net	$(14.1)	$146.6	$(77.8)

(1) Pension expense for the twelve months ended December 31, 2022 includes a $73.5 non-cash, pre-tax non-operating charge for amortization of prior service costs and $33.3 of settlement loss. See also Note 17 Pension and Other Post-Retirement Benefits. Pension income for the twelve months ended December 31, 2021 includes $119.8 of income related to pension plans for current and former employees at the Belfast location, including the impact of the closure of the Shorts Pension which resulted in a curtailment gain of $61.0 for the twelve months ended December 31, 2021. Pension expense for the twelve months ended December 31, 2020 included $86.5 of expenses related to the voluntary retirement program.
(2) Foreign currency losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.
(3) Excise tax related to the reversion of excess plan assets for the twelve months ended December 31, 2022. See Note 17 Pension and Other Post-Retirement Benefits.
(4) The twelve-month period ended December 31, 2022 includes a $20.7 gain related to a deed of release and related cash payment that fully settled the existing repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy ("BEIS"). The repayable investment obligation, which was denominated in GBP, was included on the Company’s Consolidated Balance Sheet as of December 31, 2021, as $41.7 recorded to "Other current liabilities" and $301.9 recorded to "Other non-current liabilities". In January 2022, the Company made repayments of $25.6 to the UK’s Department for Business Energy and Industrial Strategy for units sold, including interest, in respect to the agreement. In April 2022, the deed of release settled the remaining outstanding repayment obligation, including current year interest accrual and foreign currency measurement impacts, in exchange for a payment of $292.8. The portion of the payments related to interest expense and the portion of the payments related to principal repayment are included in net cash used in operating activities and net cash used in financing activities, respectively, on the Company's Consolidated Statement of Cash Flows for the period ended December 31, 2022.
(5) The twelve-month period ended December 31, 2022 include a gain of $10.0 related to the termination of a previously existing joint venture agreement within the period.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

24.   Significant Concentrations of Risk
Economic Dependence
The Company’s largest customer (Boeing) accounted for approximately 60%, 56%, and 60% of the revenues for the twelve months ended December 31, 2022, 2021, and 2020, respectively. Approximately 28% and 24% of the Company's accounts receivable balance at December 31, 2022, and 2021, respectively, was attributable to Boeing.
The Company’s second largest customer (Airbus) accounted for approximately 22%, 24%, and 23% of the revenues for the twelve months ended December 31, 2022, 2021, and 2020, respectively. Approximately 36% and 27% of the Company's accounts receivable balance at December 31, 2022, and 2021, respectively, was attributable to Airbus.
Employees
At December 31, 2022, the Company had approximately 18,235 employees: 12,735 located in its six U.S. facilities, 3,200 located in its Belfast facilities, 1000 located at its Prestwick facility, 950 located in its Malaysia facility, 250 located in its Morocco facility, and 100 located in its France facility. Of the employees located in the Company's six U.S. facilities, 11,000 were located in Wichita, Kansas; 850 were located in Tulsa Oklahoma; 450 were located in Kinston, North Carolina; 300 were located in Biddeford, Maine; 100 were located in Dallas, Texas; and 35 were located in Woonsocket, Rhode Island.
Approximately 83% of the Company’s U.S. employees are represented by unions. Approximately 57% of U.S. employees are represented by the International Association of Machinists and Aerospace Workers (IAM) collective bargaining agreement. There are two IAM collective bargaining agreements that will expire in June 2023 and November 2027. Approximately 55% of U.S. employees are represented by the IAM on the collective bargaining agreement that will expire in June 2023. Approximately 20% of the Company's U.S. employees are represented by the Society of Professional Engineering Employees in Aerospace (SPEEA) collective bargaining agreement. There are two SPEEA agreements that will expire in December 2024 and January 2026. Approximately 5% of the Company's U.S. employees are represented by the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (UAW) collective bargaining agreement that will expire in December 2025. Approximately 1% of the Company's U.S. employees are represented by an International Brotherhood of Electrical Workers (IBEW) collective bargaining agreement that will expire in September 2023.
Approximately 91% of the Company's Prestwick employees are part of the collective bargaining group represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union. These agreements cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. In the first quarter of 2021, the Company negotiated and agreed with Unite, a three-year extension to the pay agreements which are effective from January 2023 to December 2025. The elements of the contract extension remain the same as those in the ten-year agreements.
In the U.K. (Belfast), approximately 84% of the employees are part of the collective group represented by the Trade Unions. Unite the Union is the largest representing approximately 94% of such employees, with General, Municipal, Boilermakers making up the balance. The current agreement covers the period from January 2020 to December 2023.
In France, the Company's employees are represented by CFTC (“Confédération Française des Travailleurs Chrétiens" or "French Confederation of Christian Workers”) and FO (“Force Ouvrière" or "Labor Force”). The Company negotiates yearly on compensation and once every four years on issues related to gender equality and work-life balance. The next election to determine union representation will occur in July 2023.
In Morocco, approximately 65% of the Company's employees are represented by Union Marocain du Travail ("UMT"). The Company negotiated a three year agreement with UMT that expires in December 2025.
None of the Company's Malaysia employees are currently represented by a union.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
25.   Supplemental Balance Sheet Information
Accrued expenses and other liabilities consist of the following:

	December 31, 2022	December 31, 2021
Accrued expenses
Accrued wages and bonuses	$56.3	$49.8
Accrued fringe benefits	110.7	104.3
Accrued payroll taxes	8.6	24.0
Accrued interest	31.6	34.9
Workers' compensation	7.6	7.6
Property and sales tax	23.4	25.4
Warranty/extraordinary rework reserve — current	1.5	2.9
Former executive officer liability(4)	47.0	44.8
Other(1)	125.0	82.4
Total	$411.7	$376.1
Other liabilities
Repayable investment agreement(2)	$—	$301.9
Warranty/extraordinary rework reserve - non-current	73.4	68.4
Other(3)	68.2	53.6
Total	$141.6	$423.9

(1)Balance as of December 31, 2022 includes $86.1 of general and production material accruals and $13.3 of B787 program liabilities. Balance as of December 21, 2021 includes $61.3 of general and production material accruals and $13.9 of B787 program liabilities.

(2)As a result of the acquisition of the acquired Bombardier Business, Spirit assumed financial obligations related to a repayable investment agreement with the Department for Business, Energy and Industrial Strategy of the Government of the United Kingdom. The balance above is the long term portion. Current portion of $0.0 and $41.8 as of December 31, 2022 and December 31, 2021, respectively, is within Other Liabilities – Short Term on the Balance Sheet. See Note 28, Acquisitions

(3)Balance as of December 31, 2022 includes $8.2 of deferred grant in Morocco, $8.3 various tax credits, $10.7 of estimated workers compensation liability, $8.5 earn-out provision, $17.8 of provisions related to the suspension of activities in Russia, and $8.0 of deferred compensation.

(4)On October 19, 2021, the U.S. District Court for the District of Kansas ruled in favor of the Company’s former Chief Executive Officer and awarded him $44.8 plus interest for benefits withheld in connection with a disputed violation of restrictive covenants in his retirement agreement. See Note 22, Commitments, Contingencies, Guarantees.

26.   Segment and Geographical Information
The Company operates in three principal segments: Commercial, Defense & Space and Aftermarket. Approximately 82% of the Company's net revenues for the twelve months ended December 31, 2022 came from the Company's two largest customers, Boeing and Airbus. Boeing represents a substantial portion of the Company's revenues across segments. Airbus also represent a substantial portion of revenues in the Commercial segment. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.
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
The Company’s Commercial segment includes design and manufacturing of forward, mid and rear fuselage sections and systems, struts/pylons, nacelles (including thrust reversers) and related engine structural components, wings and wing components (including flight control surfaces), as well as other miscellaneous structural parts for large commercial aircraft and/or business/regional jets. Sales from this segment are primarily to the aircraft OEMs or engine OEMs of large commercial aircraft and/or business/regional jet programs. Approximately 65%, 60%, and 64% of Commercial segment net revenues came from the Company's contracts with Boeing for the twelve months ended December 31, 2022, 2021, and 2020, respectively. Approximately 27%, 30%, and 28% of Commercial segment net revenues came from the Company's contracts with Airbus for the twelve months ended December 31, 2022, 2021, and 2020, respectively. The Commercial segment manufactures products at the Company's facilities in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia.  The Commercial segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.
The Company's Defense & Space segment includes design and manufacturing of fuselage, strut, nacelle, and wing aerostructures (primarily) for U.S. Government defense programs, including Boeing P-8, C40, and KC-46 Tanker, which are commercial aircraft that are modified for military use. The segment also includes fabrication, bonding, assembly, testing tooling, processing, engineering analysis, and training on fixed wing aircraft aerostructures, missiles and hypersonics work, including solid rocket motor throats and nozzles and re-entry vehicle thermal protections systems, and forward cockpit and cabin, and fuselage work on rotorcraft aerostructures. Sales from this segment are primarily to the prime contractors on various U.S. Government defense program contracts for which the Company is a sub-contractor. A significant portion of the Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. Approximately 34%, 36%, and 28% of Defense & Space segment net revenues came from the Company's contracts with an individual customer for the twelve months ended December 31, 2022, 2021, and 2020, respectively. In addition, a customer accounted for approximately 30%, 39%, and 44% of Defense & Space segment net revenues for the twelve months ended December 31, 2022, 2021, and 2020, respectively. The Defense & Space segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Biddeford, ME; Woonsocket, RI; Belfast, Northern Ireland; and Prestwick, Scotland.

The Company's Aftermarket segment includes design, manufacturing, and marketing of spare parts and MRO services, repairs for flight control surfaces and nacelles, radome repairs, rotable assets, engineering services, advanced composite repair, and other repair and overhaul (MRO) services. Approximately 48%, 44%, and 80% of Aftermarket segment net revenues came from the Company's contracts with a single customer for the twelve months ended December 31, 2022, 2021, and 2020, respectively. The Aftermarket segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; and Belfast, Northern Ireland.
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
The following table shows segment revenues and operating income for the twelve months ended December 31, 2022, 2021 and 2020:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Segment Revenues
Commercial	$4,068.4	$3,128.1	$2,711.3
Defense & Space	649.8	585.0	491.3
Aftermarket	311.4	239.9	202.2
	$5,029.6	$3,953.0	$3,404.8
Segment Operating (loss) income (1)
Commercial(2)	$(82.9)	$(220.6)	$(620.6)
Defense & Space(3)	72.8	44.3	47.0
Aftermarket(4)	58.5	50.3	37.0
	48.4	(126.0)	(536.6)
Corporate SG&A	(279.2)	(279.9)	(237.4)
Research and development	(50.4)	(53.3)	(38.8)
Total operating (loss) income	$(281.2)	$(459.2)	$(812.8)
_______________________________________
(1)Inclusive of forward losses, changes in estimate on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2022, 2021, and 2020 are further detailed in Note 5, Changes in Estimates.
(2)The twelve months ended December 31, 2022 include the impact of $24.7 of the total charge, mentioned above, in relation to the suspension of activities in Russia. The twelve months ended December 31, 2022 include excess capacity production costs of $149.5 related to temporary B737 MAX, A320 and A220 production schedule changes, $9.6 of temporary workforce adjustment costs as a result of the COVID-19 pandemic net of a U.S. employee retention credit and U.K government subsidies, and net ($25.5) of restructuring costs and other costs, including offset related to AMJPP. The year ended December 31, 2021 includes excess capacity production costs of $206.7 related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $12.0 for workforce adjustments as a result of COVID-19 production pause, net of a U.S. employee retention credit and U.K. government subsidies, $6.8 of restructuring costs, and a $35.9 offset related to AMJPP. The year ended December 31, 2020 includes excess capacity production costs of $265.5 related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $33.7 for workforce adjustments as a result of COVID-19 production pause, net of U.S. employee retention credit and U.K. government subsidies, and $64.0 of restructuring costs.

(3)The twelve months ended December 31, 2022 include excess capacity production costs of $7.8 related to the temporary B737 production schedule changes and a $2.3 offset to costs related to AMJPP. The year ended December 31, 2021 includes excess capacity production costs of $10.8, $1.1 of restructuring costs, and a $3.0 offset related to AMJPP. The year ended December 31, 2020 includes excess capacity production costs of $13.4 related to the temporary B737 production schedule changes, and $3.8 of restructuring costs.

(4)The twelve months ended December 31, 2022 include the impact of $4.4 of the total charge, mentioned above, in relation to the suspension of activities in Russia. The twelve months ended December 31, 2022 include $1.9 offset to costs related to AMJPP. The year ended December 31, 2021 includes $0.3 restructuring costs, and a $2.2 offset to costs related to AMJPP. The year ended December 31, 2020 includes $5.2 of restructuring costs.
Most of the Company’s revenue is obtained from sales inside the U.S. However, the Company does generate international sales, primarily from sales to Airbus. The following chart illustrates the split between domestic and foreign revenues:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$3,814.5	76%	$2,822.2	71%	$2,637.6	77%
International
United Kingdom	632.8	13%	580.4	15%	433.5	13%
Other	582.3	11%	550.4	14%	333.7	10%
Total International	1,215.1	24%	1,130.8	29%	767.2	23%
Total Revenues	$5,029.6	100%	$3,953.0	100%	$3,404.8	100%
_______________________________________

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
(1)Net Revenues are attributable to countries based on destination where goods are delivered.
As of December 31, 2022, most of the Company’s property, plant and equipment are located within the U.S. Approximately 18% of the Company's property, plant and equipment based on book value are located in the U.K., with approximately another 4% of the Company's total property, plant and equipment located in countries outside the U.S. and the U.K. The following chart illustrates the split between domestic and foreign assets:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
Asset Location	Total PPE	Percent of PPE	Total PPE	Percent of Total PPE	Total PPE	Percent of Total PPE
United States	$1,708.2	78%	$1,833.7	77%	$1,931.0	77%
International
United Kingdom	404.1	18%	451.3	19%	466.2	19%
Other	93.6	4%	100.5	4%	106.6	4%
Total International	497.7	22%	551.8	23%	572.8	23%
Total Property, Plant & Equipment	$2,205.9	100%	$2,385.5	100%	$2,503.8	100%
27.  Restructuring Costs
The Company's results of operations for twelve months ended December 31, 2022 and December 31, 2021 include restructuring costs related to actions the Company has taken to align costs to updated production levels that have been directed by the Company's customers. Largely beginning in the first quarter of 2020, the Company's customers, including Boeing and Airbus, significantly reduced their overall production rates as a result of the COVID-19 pandemic and, in the case of Boeing, the B737 MAX grounding. The restructuring activity materially affected the scope of operations and manner in which business is conducted by the Company compared to periods prior to the restructuring activity.
Restructuring costs are presented separately as a component of operating loss on the Consolidated Statements of Operations. Total restructuring costs were $0.2 for the twelve months ended December 31, 2022. For the twelve months ended December 31, 2021, total restructuring costs were $8.2, comprised largely of costs related to McAlester and San Antonio site closures. For the twelve months ended December 31, 2020, total restructuring costs of $73.0 was comprised of $51.4 and $21.6, respectively, related to involuntary workforce reductions and a voluntary retirement program.
The costs of the restructuring plan are included in segment operating margins. The total amount of $0.2 for the twelve months ended December 31, 2022 is included in segment operating margins for the Commercial Segment. The total amount for the twelve months ended December 31, 2021 for each segment was $6.8 for the Commercial Segment, $1.1 for the Defense & Space Segment, and $0.3 for the Aftermarket Segment. The total amount for the twelve months ended December 31, 2020 for each segment was $64.0 for the Commercial segment, $3.8 for the Defense & Space segment, and $5.2 for the Aftermarket segment.
28.  Acquisitions

T.E.A.M., Inc.

On November 23, 2022, Spirit AeroSystems Textiles, LLC ("Spirit Textiles"), a fully owned subsidiary of Spirit AeroSystems, Inc. closed its purchase of substantially all of the assets and all of the liabilities of T.E.A.M., Inc., a Rhode Island corporation, which is engaged in the business of manufacturing and engineering textiles, composites, and textile and composite products, for cash consideration of $31.3. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill, which is fully allocated to the Defense & Space segment. As of December 31, 2022, the Company has preliminarily concluded, but not finalized, its

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
assessment and purchase price allocation of the acquisition. The final fair value determination is subject to a contractual post-closing working capital true-up, which the Company expects to conclude in the first quarter of 2023. The final purchase price allocation is not expected to result in material adjustments to the assets acquired and the liabilities assumed that have been recorded as of the acquisition date, which are included in the Consolidated Balance Sheet as of December 31, 2022, including $8.3 of property, plant and equipment, $2.3 of working capital, $13.5 of intangible assets and $7.1 allocated to goodwill, which is expected to be deductible for tax purposes. Operating income, as of the acquisition date, from the acquired business was immaterial and reported within the Defense & Space segment.

Acquisition-related expenses were $1.2 for the twelve months ended December 31, 2022, and are included in selling, general and administrative costs on the Consolidated Statements of Operations.

Applied Aerodynamics

On April 26, 2021, the Company acquired the assets of Applied Aerodynamics, an MRO company based in Farmers Branch, Texas, for a purchase price of $29.6, including cash consideration of $21.1. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill, which is fully allocated to the Aftermarket segment. As of December 31, 2021, the Company concluded its assessment and purchase price allocation of the acquisition. The purchase price allocation of the assets acquired and the liabilities assumed was recorded as of the acquisition date, and those assets and liabilities were included in the Consolidated Balance Sheet as of December 31, 2021, including $3.0 of property, plant and equipment, $2.3 of working capital, $6.2 of intangible assets and $18.1 allocated to goodwill, which is expected to be deductible for tax purposes. Operating income from the acquired business is reported within the Aftermarket segment.

Acquisition-related expenses were $0.6 for the twelve months ended December 31, 2021 and are included in selling, general and administrative costs on the Consolidated Statements of Operations.

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

The $275 cash consideration, along with these assumed liabilities, resulted in a total enterprise value of $895 as of October 30, 2020. The Company agreed to procure payment of a special contribution of £100 million to the Shorts pension scheme (the "Shorts Pension") on October 30, 2021. In addition, included within the liabilities assumed is approximately $320 in forward loss contracts.

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

The Company also identified contractual obligations with customers on certain contracts with economic returns that are lower than could be realized in market transactions as of the acquisition date. The Company measured these liabilities under the measurement provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, which is based on the price to transfer the obligation to a market participant at the measurement date, assuming that the liability will remain outstanding in the marketplace. Significant assumptions were used to determine the fair value of the loss contract reserves using the discounted cash flow model including discount rates, forecasted quantities of products to be sold under the long-term contracts and market prices for respective products. These were forward looking assumptions that could be affected by future economic and market conditions. Based on the estimated net cash outflows of the programs plus a reasonable contracting profit margin required to transfer the contracts to market participants, the Company recorded assumed liabilities of approximately $320.1 in connection with the Bombardier Acquisition. These liabilities will be liquidated in accordance with the underlying pattern of obligations, as reflected by the expenses incurred on the contracts, as a reduction to cost of sales. These liabilities, net of amortization to date, are shown within the forward loss provision on the Consolidated Balance Sheets for the period ended December 31, 2022.

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

The amounts allocated to the intangible assets identified above are as follows:

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

The goodwill recognized is attributable primarily to expected synergies and intangible assets that do not qualify for separate recognition, such as the acquired assembled workforce. The Company expects $24.8 of the goodwill to be deductible for income tax purposes. The Company's allocation of goodwill to its reportable segments is based on the fair value of projected earnings as of the acquisition date. The goodwill is allocated $228.8 to the Commercial segment and $298.2 to the Aftermarket segment.

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

The following summary, prepared on a pro forma basis, presents the unaudited consolidated results of operations for the twelve months ended December 31, 2020 as if the Bombardier Acquisition had been completed as of January 1, 2020. The pro

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
forma results include the impact of any post-acquisition adjustments directly attributable to the acquisition and the impact of adjustments such as the recognition of additional depreciation and amortization expense, and the related income tax effects. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of what the results of operations would have been had the Bombardier Acquisition occurred during the periods presented, nor does it purport to represent results for any future periods.

For the Twelve Months Ended
December 31, 2020
Revenue - as reported	$3,404.8
Revenue - pro forma	$3,983.6
Net loss - as reported	$(870.3)
Net loss - pro forma	$(883.2)
Earnings Per Share - Diluted - as reported	$(8.38)
Earnings Per Share - Diluted - pro forma	(8.50)

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

Acquisition-related expenses were $20.0 for the twelve months ended December 31, 2020, and are included in selling, general and administrative costs on the Consolidated Statement of Operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management with the participation of our President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 and has concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP, as stated in their report appearing herein.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Spirit AeroSystems Holdings, Inc. internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit AeroSystems Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Spirit AeroSystems Holdings, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

February 17, 2023

Item 9B.    Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K and is incorporated by reference herein. The information otherwise required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be provided in the Company’s proxy statement for its 2023 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year (the “2023 Proxy Statement”) and is incorporated by reference herein.
The Company has adopted a Code of Conduct (the “Code”) and a Finance Code of Professional Conduct that applies to the Company’s Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and persons performing similar functions. Copies of the Code and Finance Code of Professional Conduct are available on the Company’s website at https://investor.spiritaero.com/corporate-governance/govdocs/, and any waiver from the Code or Finance Code of Professional Conduct will be timely disclosed on the Company’s website or a Current Report on Form 8-K, as will any amendments to the Code or Finance Code of Professional Conduct.

Item 11.    Executive Compensation
The information required by Item 402 and Item 407(e)(4) and (e)(5) of Regulation S-K will be provided in the 2023 Proxy Statement and is incorporated by reference herein.

Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under Item 407(e)(5) incorporated by reference from the 2023 Proxy Statement shall not be deemed to be “soliciting material,” or to be “filed” with the SEC, or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the securities authorized for issuance under equity compensation plans included in Part II, Item 5 of this Annual Report is incorporated by reference herein. The information required by Item 403 of Regulation S-K will be provided in the 2023 Proxy Statement and is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be provided in the 2023 Proxy Statement and is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A will be provided in the 2023 Proxy Statement and is incorporated by reference herein.

Part IV
Item 15.    Exhibits and Financial Statement Schedules

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
2.3	Asset Purchase Agreement, between Spirit AeroSystems Inc., Triumph Aerostructures - Tulsa LLC and Triumph Group, Inc., dated as of December 8, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.1
2.4	Amendment 1 to Asset Purchase Agreement, between Spirit AeroSystems, Inc., Triumph Aerostructures - Tulsa, LLC and Triumph Group, Inc., dated as of December 30, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.2
3.1	Third Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 1, 2017, Exhibit 3.1
3.2	Seventh Amended and Restated By Laws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed July 27, 2018, Exhibit 3.2
3.3	Eighth Amended and Restated Bylaws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed September 30, 2021, Exhibit 3.1
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Description of Spirit AeroSystems Holdings, Inc. Securities Registered under Section 12 of the Exchange Act.	*
4.3	Indenture dated as of June 1, 2016, governing the 3.850% Senior Notes due 2026, by and among Spirit, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.1
4.4	Form of 3.850% Senior Note due 2026	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.2
4.5	Supplemental Indenture, dated December 5, 2016, governing the 3.850% Senior Notes due 2026	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 4.9
4.6	Second Supplemental Indenture, dated as of February 24, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 4.1
4.7	Third Supplemental Indenture, dated as of April 17, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.3

4.8	Fourth Supplemental Indenture, dated as of October 5, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.3
4.9	Indenture, dated as of May 30, 2018, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and the Bank of New York Mellon Trust Company.	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.1
4.10	Form of 3.950% Senior Note due 2023	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.3
4.11	Form of 4.600% Senior Note due 2028	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.4
4.12	Indenture, dated as of April 17, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.1
4.13	Form of 7.500% Senior Secured Second Lien Note due 2025.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)
4.14	Indenture, dated as of October 5, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.1
4.15	Form of 5.500% Senior Secured First Lien Notes due 2025	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)
4.16	Fifth Supplemental Indenture, dated as of November 23, 2022, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 4.3
4.17	First Supplemental Indenture, dated as of November 23, 2022, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 4.4
4.18	Indenture, dated as of November 23, 2022, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 4.1
4.19	Form of 9.375% Senior Secured First Lien Notes due 2029.	Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 4.1 (included as Exhibit A to Exhibit 4.1)

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.1	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.2†	Spirit AeroSystems Holdings, Inc. Amended and Restated Deferred Compensation Plan, As Amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.34
10.3†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Director Stock Plan	Registration Statement on Form S-8 (File No. 333-150402), filed April 23, 2008, Exhibit 10.1
10.4†	Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan	Registration Statement on Form S-8 (File No. 333-195790), filed May 8, 2014, Exhibit 10.1.

10.5†	First Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.1
10.6†	Second Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated October 23, 2019	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.5
10.7†	Employment Agreement between Spirit AeroSystems, Inc. and Samantha Marnick, effective as of February 22, 2006 and annual Executive Compensation Letter, dated May 3, 2013	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 2, 2014, Exhibit 10.1
10.8†	Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.44
10.9†	Amendment to Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.45
10.10†	Retirement Agreement and General Release between Spirit AeroSystems, Inc. and Duane Hawkins, dated January 16, 2023.	Current Report on Form 8-K (File No. 001-33160), filed January 16, 2023, Exhibit 10.1
10.11†	Employment Agreement, dated as of February 13, 2016, between Spirit AeroSystems, Inc. and Thomas C. Gentile III	Current Report on Form 8-K (File No. 001-33160), filed February 16, 2016, Exhibit 10.1
10.12†	Employment Agreement between Spirit AeroSystems, Inc. and Bill Brown, effective as of May 5, 2014	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.17
10.13†	Employment Agreement, dated January 29, 2020, between Spirit AeroSystems, Inc. and Mark Suchinski.	Current Report on Form 8-K (File No. 001-33160), filed January 30, 2020, Exhibit 10.1
10.14†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.3
10.15†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Plan, as amended and restated effective January 23, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.1
10.16†	Short-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.4
10.17†	Director Stock Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective April 25, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 8, 2019, Exhibit 10.20
10.18†	Director Stock Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective April 28, 2021	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.1
10.19†	Non-Employee Director Compensation Overview Effective with 2021-2022 Term	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2021, Exhibit 10.1
10.20†	Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 25, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.5

10.21†	Employee Stock Purchase Plan	Registration Statement on Form S-8 (File No. 333-220358), filed September 6, 2017, Exhibit 4.2
10.22†	Amended and Restated Employee Stock Purchase Plan, effective January 21, 2020	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.19
10.23†	Amended and Restated Employee Stock Purchase Plan, effective October 26, 2021	Annual Report on Form 10-K (File No. 001-33160), filed February 15, 2022, Exhibit 10.22
10.24†	Form of Time-Based Restricted Stock Award Agreement	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.20
10.25†	Form of Time-Based Restricted Stock Unit Award Agreement (U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.2
10.26†	Form of Performance-Based Restricted Stock Award Agreement	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.21
10.27†	Form of Performance-Based Restricted Stock Unit Award Agreement (U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.3
10.28†	Form of Non-Employee Director Award Agreement	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.4
10.29†	Form of Time-Based Restricted Stock Unit Award Agreement (Non-U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.5
10.30†	Form of Performance-Based Restricted Stock Unit Award Agreement (Non-U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.6
10.31†	Perquisite Allowance Plan	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.7
10.32†	Retirement and Consulting Agreement and General Release, dated June 7, 2016, between Spirit AeroSystems, Inc. and Larry A. Lawson	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.3
10.33†	Agreement and General Release, dated January 31, 2020, between Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc. and Jose Garcia.	Current Report on Form 8-K (File No. 001-33160), filed January 31, 2020, Exhibit 10.1
10.34†	Resignation and General Release, dated April 3, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., and John Gilson.	Current Report on Form 8-K (File No. 001-33160), filed April 8, 2020, Exhibit 10.1
10.35†	Retirement Agreement and General Release with John Pilla, dated July 29, 2020.	Current Report on Form 8-K (File No. 001-33160), filed July 30, 2020, Exhibit 10.1
10.36†	Second Amended and Restated Credit Agreement, dated as of July 12, 2018, among Spirit AeroSystems Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein	Current Report on Form 8-K (File No. 001-33160), filed July 13, 2018, Exhibit 10.1
10.37	First Amendment to the Second Amended and Restated Credit Agreement, dated as of February 24, 2020, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 10.1
10.38	Delayed Draw Term Loan Credit Agreement, dated as of February 24, 2020, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, Spirit AeroSystems North Carolina, Inc., as subsidiary guarantor, and the lenders party thereto, Bank of America, N.A., as administrative agent.	Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 10.2

10.39	Second Amendment, dated as of March 30, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.8
10.40	Third Amendment, dated as of April 10, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.9
10.41	Fourth Amendment, dated as of April 13, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 10.1
10.42	Fifth Amendment, dated as of April 20, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.12
10.43	Sixth Amendment, dated as of July 31, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, Spirit AeroSystems North Carolina, Inc., as a guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed August 3, 2020, Exhibit 10.1
10.44	Term Loan Credit Agreement, dated as of October 5, 2020, by and among Spirit AeroSystems, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 10.1
10.45	First Refinancing, Incremental Assumption and Amendment Agreement, dated as of November 15, 2021, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc. and Spirit AeroSystems North Carolina, Inc., each as a guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent.	Current Report on Form 8-K (File No. 001-33160), filed November 15, 2021, Exhibit 10.1
10.46	Second Refinancing Amendment to Term Loan Credit Agreement, dated as of November 23, 2022, among Spirit AeroSystems, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.	Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 10.1
10.47††	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.48††	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.49††	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26

10.50††	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.51††	Special Business Provisions (Sustaining), as amended through February 6, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.17
10.52††	Amendment 9 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 4, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.1
10.53††	Amendment 10 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 26, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.2
10.54††	Amendment 2, dated March 4, 2011, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.2
10.55††	Amendment 3, dated January 30, 2014, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 15, 2022, Exhibit 10.52
10.56	Amendment 4, dated January 18, 2021, to General Terms Agreement BCA-65530-0016 between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.11
10.57††	Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of March 9, 2012, amending Special Business Provisions (Sustaining)	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.4
10.58††	Memorandum of Agreement (737 MAX Non-Recurring Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 7, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.2
10.59††	Memorandum of Agreement (Pricing Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 8, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.3
10.60††	Amendment 11 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of March 10, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2015, Exhibit 10.1
10.61††	Amendment 12 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 9, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.1
10.62††	Amendment 13 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 4, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.57
10.63††	Amendment 14 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 21, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.2
10.64††	Amendment 17 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 23, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.58
10.65††	Amendment 20 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.59

10.66††	Amendment 21 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of May 9, 2016	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.4
10.67††	Amendment 22 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.53
10.68††	Amendment 23 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 16, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.54
10.69††	Amendment 24 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 20, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.55
10.70††	Amendment 25 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 16, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.7
10.71††	Amendment 26 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 23, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.8
10.72††	Amendment 27 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 31, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.9
10.73††	Amendment 28 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 22, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.1
10.74††	Amendment 29 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 20, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.2
10.75††	Amendment 30 to Special Business Provisions (SBP) MS-65530-0016, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.2
10.76††	Amendment 31 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 18, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.59
10.77††	Amendment 32 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 15, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.60
10.78††	Amendment 33 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 30, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.61
10.79††	Amendment 34 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of February 23, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 3, 2018, Exhibit 10.1
10.80††	Amendment 35 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of April 18, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.4
10.81††	Amendment 36 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 20, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.5

10.82††	Amendment 37 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2018, Exhibit 10.1
10.83††	Collective Resolution Memorandum of Understanding between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 1, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.3
10.84††	Amendment 38 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.67
10.85††	Amendment 39 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.68
10.86††	Collective Resolution 2.0 Memorandum of Agreement between the Boeing Company and Spirit AeroSystems, Inc., dated as of December 21, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.69
10.87††	Amendment 40 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of January 30, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.5
10.88††	Amendment 41 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 29, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.6
10.89††	Memorandum of Agreement between the Boeing Company and Spirit AeroSystems, Inc., 737 Production Rate Adjustments, dated as of April 12, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.1
10.90††	Amendment 43 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 22, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.2
10.91††	Amendment 44 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 19, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.1
10.92††	Amendment 45 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.69
10.93††	Amendment 46 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.70
10.94††	Memorandum of Agreement, dated February 6, 2020, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.13
10.95††	Amendment 47 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 5, 2020.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.7
10.96††	Amendment 48 to Special Business Provisions (SBP) MS-65530-0016 between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.8
10.97††	737 Production Rate Adjustment and Other Settlements Memorandum of Agreement, dated May 5, 2020, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.6

10.98††	B787 General Terms Agreement BCA-65520-0032between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the General Terms Agreement, dated June 16, 2005, Amendment 1 thereto, dated June 19, 2009, and Amendment 2 thereto, dated May 12, 2011	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.3

10.99	Amendment 3, dated January 19, 2021, to General Terms Agreement BCA-65520-0032 Between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.10

10.100††	B787 Special Business Provisions BCA-MS-65530-0019, dated August 20, 2012, between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the Special Business Provisions, dated June 16, 2005, and Amendments 1 through 19 thereto	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.4
10.101††	Amendment 20 to B787 Special Business Provisions BCA-MS-65530-0019, dated June 5, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.5
10.102††	Amendment 21 to B787 Special Business Provisions BCA-MS-65530-0019, dated July 1, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.6
10.103††	Amendment 22 Revision 1 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 4, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.7
10.104††	Amendment 23 to B787 Special Business Provisions BCA-MS-65530-0019, dated August 3, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.8
10.105††	Amendment 24 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 16, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.9
10.106††	Amendment 25 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.10
10.107††	Amendment 26 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated December 14, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.71
10.108††	Amendment 27 to B787 Special Business Provisions BCA-MS-65530-0019, between The Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2018, Exhibit 10.2
10.109††	Amendment 28 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 30, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.4
10.110††	Amendment 29 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 14, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.3

10.111††	Amendment 30 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 12, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.2
10.112††	Amendment 31 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.84
10.113††	Amendment 32 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of April 15, 2020.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.8
10.114††	Amendment 33 to Special Business Provisions (SBP) BCA-MS-65530-0019 between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.9
10.115††	Amendment No. 34 to Special Business Provisions (SBP) BCA-MS-65530-0019, dated June 30, 2021, by and between Spirit AeroSystems, Inc. and The Boeing Company	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2021, Exhibit 10.2
10.116††	Amendment No. 35 to Special Business Provisions (SBP) BCA-MS-65530-0019, dated June 30, 2021, by and between Spirit AeroSystems, Inc. and The Boeing Company	Annual Report on Form 10-K (File No. 001-33160), filed February 15, 2022, Exhibit 10.113
10.117	737 Recalculated Pre-Payment Letter Agreement, dated February 5, 2021, by and between Spirit AeroSystems, Inc. and The Boeing Company	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2021, Exhibit 10.3
10.118	Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.3
10.119	Letter Agreement, dated March 19, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.2
10.120	Letter Agreement, dated March 27, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.3
10.121	Letter Agreement, dated May 3, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.4
10.122	Amended and Restated Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 14, 2019 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.5

10.123	Letter Agreement, dated June 3, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V. (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.6
10.124	Letter Agreement, dated July 14, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V.(as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.7
10.125	Amended and Restated Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated October 28, 2019 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.3
10.126	Letter Agreement, dated January 29, 2020, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V.(as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.
Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.93
10.127	Termination Agreement dated September 25, 2020 by and among Spirit AeroSystems Holdings, Inc., Spirit AeroSystems Belgium Holdings BVBA and certain private sellers.	Current Report on Form 8-K (File No. 001-33160), filed September 25, 2020, Exhibit 10.1
10.128††	Agreement for the Sale and Purchase of (1) the Entire Issued Share Capital of Short Brothers plc and Bombardier Aerospace North Africa SAS and (2) Certain Other Assets, dated October 31, 2019, by and between Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc., Bombardier Services Corporation, Spirit AeroSystems Global Holdings Limited, and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.94
10.129	Deed of Amendment, dated as of October 16, 2020, by and among Spirit AeroSystems, Inc. and Spirit AeroSystems Global Holdings Limited, and Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation.	Current Report on Form 8-K (File No. 001-33160), filed October 30, 2020, Exhibit 10.2
10.130	Amendment, dated as of October 26, 2020, by and among Spirit AeroSystems, Inc., and Spirit AeroSystems Global Holdings Limited, and Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation.	Current Report on Form 8-K (File No. 001-33160), filed October 26, 2020, Exhibit 10.1)
10.131†	Separation Agreement and General Release, dated as of January 26, 2023, by and among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and Kevin Matthies.	Current Report on Form 8-K (File No. 001-33160), filed January 27, 2023, Exhibit 10.1)

21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
22.1	Guarantors and Issuers of Guaranteed Securities	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 22.1

23.1	Consent of Ernst & Young LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
101.INS@	XBRL Instance Document	*
101.SCH@	XBRL Taxonomy Extension Schema Document	*
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB@	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document	*
_______________________________________
†    Indicates management contract or compensation plan or arrangement
††    Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission

*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on February 17, 2023.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Mark J. Suchinski
Mark J. Suchinski Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Gentile III	Director, President and Chief Executive	February 17, 2023
Thomas C. Gentile III	Officer (Principal Executive Officer)

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	February 17, 2023
Mark J. Suchinski	Officer (Principal Financial Officer)

/s/ Damon Ward	Vice President, Corporate Controller	February 17, 2023
Damon Ward	(Principal Accounting Officer)

/s/ Robert Johnson	Director, Chairman of the Board	February 17, 2023
Robert Johnson

/s/ Stephen Cambone	Director	February 17, 2023
Stephen Cambone

/s/ Irene M. Esteves	Director	February 17, 2023
Irene M. Esteves

/s/ William Fitzgerald	Director	February 17, 2023
William Fitzgerald

/s/ Paul Fulchino	Director	February 17, 2023
Paul Fulchino

/s/ James R. Ray	Director	February 17, 2023
James R. Ray

/s/ Ronald Kadish	Director	February 17, 2023
Ronald Kadish

/s/ John L. Plueger	Director	February 17, 2023
John L. Plueger

/s/ Patrick Shanahan	Director	February 17, 2023
Patrick Shanahan

/s/ Laura Wright	Director	February 17, 2023
Laura Wright