Form 10-Q
period 2023-03-30
Spirit AeroSystems Holdings, Inc.
filed 2023-05-03
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 30, 2023
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 19, 2023, the registrant had 105,214,958 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 30, 2023	March 31, 2022
	($ in millions, except per share data)
Revenue	$1,431.4	$1,174.7
Operating costs and expenses
Cost of sales	1,432.2	1,139.9
Selling, general and administrative	77.4	64.5
Restructuring costs	6.3	0.2
Research and development	10.6	12.3
Total operating costs and expenses	1,526.5	1,216.9
Operating loss	(95.1)	(42.2)
Interest expense and financing fee amortization	(72.4)	(58.9)
Other (expense) income, net	(117.4)	37.7
Loss before income taxes and equity in net loss of affiliates	(284.9)	(63.4)
Income tax benefit	4.3	11.0
Loss before equity in net loss of affiliates	(280.6)	(52.4)
Equity in net loss of affiliates	(0.7)	(0.4)
Net loss	$(281.3)	$(52.8)
Less noncontrolling interest in earnings of subsidiary	0.1	—
Net loss attributable to common shareholders	$(281.2)	$(52.8)
Loss per share
Basic	$(2.68)	$(0.51)
Diluted	$(2.68)	$(0.51)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended
	March 30, 2023	March 31, 2022
	($ in millions)
Net loss	$(281.3)	$(52.8)
Changes in other comprehensive loss, net of tax:
Pension, SERP, and retiree medical adjustments, net of tax effect of ($16.6) and $0.1 for the three months ended, respectively.	49.2	(0.5)
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax effect of ($0.4) and $0.5 for the three months ended, respectively.	0.9	(1.2)
Unrealized gain (loss) on cash flow hedges, net of tax effect of $0.0 and $0.0 for the three months ended, respectively.	7.2	(3.9)
Reclassification of loss on cash flow hedges to earnings, net of tax effect of $0.0 and $0.0 for the three months ended, respectively.	3.4	1.5
Foreign currency translation adjustments	15.6	(13.5)
Total other comprehensive gain (loss), net of tax	76.3	(17.6)
Less comprehensive income attributable to noncontrolling interest	0.1	—
Total comprehensive loss	$(204.9)	$(70.4)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 30, 2023	December 31, 2022
	($ in millions)
Assets
Cash and cash equivalents	$567.8	$658.6
Restricted cash	0.2	0.2
Accounts receivable, net	598.8	489.5
Contract assets, short-term	514.9	501.0
Inventory, net	1,549.1	1,470.7
Other current assets	56.7	38.3
Total current assets	3,287.5	3,158.3
Property, plant and equipment, net	2,161.3	2,205.9
Right of use assets	92.3	94.3
Contract assets, long-term	10.7	1.2
Pension assets	25.8	196.9
Restricted plan assets	60.5	71.1
Deferred income taxes	4.3	4.8
Goodwill	631.1	630.5
Intangible assets, net	207.7	211.4
Other assets	93.5	91.8
Total assets	$6,574.7	$6,666.2
Liabilities
Accounts payable	$948.2	$919.8
Accrued expenses	505.0	411.7
Profit sharing	22.2	40.5
Current portion of long-term debt	55.1	53.7
Operating lease liabilities, short-term	8.2	8.3
Advance payments, short-term	26.1	24.9
Contract liabilities, short-term	113.3	111.1
Forward loss provision, short-term	324.0	305.9
Deferred revenue and other deferred credits, short-term	20.4	21.7
Other current liabilities	73.0	54.9
Total current liabilities	2,095.5	1,952.5
Long-term debt	3,815.8	3,814.9
Operating lease liabilities, long-term	84.2	85.4
Advance payments, long-term	195.4	199.9
Pension/OPEB obligation	24.1	25.2
Contract liabilities, long-term	229.5	245.3
Forward loss provision, long-term	358.1	369.2
Deferred revenue and other deferred credits, long-term	47.3	49.0
Deferred grant income liability - non-current	26.2	25.7
Deferred income taxes	1.6	1.3
Other non-current liabilities	141.6	141.6
Stockholders’ Equity
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 105,151,627 and 105,252,421 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,183.7	1,179.5
Accumulated other comprehensive loss	(127.6)	(203.9)
Retained earnings	951.3	1,232.5
Treasury stock, at cost (41,587,480 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders' equity	(448.2)	(247.5)
Noncontrolling interest	3.6	3.7
Total equity	(444.6)	(243.8)
Total liabilities and equity	$6,574.7	$6,666.2
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest

	Shares	Amount						Total
	($ in millions, except share data)
Balance — December 31, 2022	105,252,421	$1.1	$1,179.5	$(2,456.7)	$(203.9)	$1,232.5	$3.7	$(243.8)
Net loss	—	—	—	—	—	(281.2)	—	(281.2)
Employee equity awards	266,321	—	9.0	—	—	—	—	9.0
Stock forfeitures	(230,108)	—		—	—	—	—	—
Net shares settled	(137,007)	—	(4.8)	—	—	—	—	(4.8)
Other	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive loss	—	—	—	—	76.3	—	—	76.3
Balance — March 30, 2023	105,151,627	$1.1	$1,183.7	$(2,456.7)	$(127.6)	$951.3	$3.6	$(444.6)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest

	Shares	Amount						Total
	($ in millions, except share data)
Balance — December 31, 2021	105,037,845	$1.1	$1,146.2	$(2,456.7)	$(23.7)	$1,781.4	$0.5	$448.8
Net loss	—	—	—	—	—	(52.8)	—	(52.8)
Dividends declared(a)	—	—	—	—	—	(1.1)	—	(1.1)
Employee equity awards	152,306	—	8.3	—	—	—	—	8.3
Stock forfeitures	(82,611)	—	—	—	—	—	—	—
Net shares settled	(111,874)	—	(5.3)	—	—	—	—	(5.3)
ESPP shares issued	40,078	—	1.9	—	—	—	—	1.9
Other comprehensive gain	—	—	—	—	(17.6)	—	—	(17.6)
Balance — March 31, 2022	105,035,744	$1.1	$1,151.1	$(2,456.7)	$(41.3)	$1,727.5	$0.5	$382.2

(a) Cash dividends declared per common share were $0.00 and $0.01 for the three months ended March 30, 2023 and March 31, 2022, respectively.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 30, 2023	March 31, 2022
Operating activities	($ in millions)
Net loss	$(281.3)	$(52.8)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	79.9	85.2
Amortization of deferred financing fees	1.7	1.8
Accretion of customer supply agreement	0.6	0.7
Employee stock compensation expense	9.0	8.2
Loss (gain) from derivative instruments	3.4	(0.7)
Loss (gain) from foreign currency transactions	4.0	(16.8)
Loss on disposition of assets	0.1	—
Deferred taxes	(16.4)	(27.2)
Pension and other post-retirement plans expense (income)	63.6	(22.3)
Grant liability amortization	(0.3)	(0.4)
Equity in net loss of affiliates	0.7	0.4
Forward loss provision	6.9	(33.7)
Gain on settlement of financial instrument	(0.5)	—
Changes in assets and liabilities
Accounts receivable, net	(116.6)	(123.3)
Inventory, net	(75.8)	(14.3)
Contract assets	(22.0)	(11.3)
Accounts payable and accrued liabilities	152.9	80.1
Profit sharing/deferred compensation	(18.4)	(43.7)
Advance payments	(3.3)	(31.4)
Income taxes receivable/payable	11.8	14.7
Contract liabilities	(13.8)	(26.0)
Pension plans employer contributions	179.0	(6.9)
Deferred revenue and other deferred credits	(3.0)	(35.4)
Other	(8.4)	(15.1)
Net cash used in operating activities	(46.2)	(270.2)
Investing activities
Purchase of property, plant and equipment	(22.9)	(27.7)
Net cash used in investing activities	(22.9)	(27.7)
Financing activities
Payment of principal - repayable investment agreement	—	(11.0)
Borrowings under revolving credit facility	0.7	—
Principal payments of debt	(15.5)	(11.1)
Payments on term loans	—	(1.5)
Taxes paid related to net share settlement awards	(4.8)	(5.3)
Proceeds from issuance of ESPP stock	—	1.9
Debt issuance and financing costs	(0.5)	—
Dividends paid	—	(1.1)
Net cash used in financing activities	(20.1)	(28.1)
Effect of exchange rate changes on cash and cash equivalents	0.9	(0.8)
Net decrease in cash, cash equivalents, and restricted cash for the period	(88.3)	(326.8)
Cash, cash equivalents, and restricted cash, beginning of period	678.4	1,498.4
Cash, cash equivalents, and restricted cash, end of period	$590.1	$1,171.6

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Three Months Ended
	March 30, 2023	March 31, 2022
Cash and cash equivalents, beginning of the period	$658.6	$1,478.6
Restricted cash, short-term, beginning of the period	0.2	0.3
Restricted cash, long-term, beginning of the period	19.6	19.5
Cash, cash equivalents, and restricted cash, beginning of the period	$678.4	$1,498.4

Cash and cash equivalents, end of the period	$567.8	$1,151.8
Restricted cash, short-term, end of the period	0.2	0.3
Restricted cash, long-term, end of the period	22.1	19.5
Cash, cash equivalents, and restricted cash, end of the period	$590.1	$1,171.6
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

The Company provides manufacturing and design expertise in a wide range of fuselage, propulsion, and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through its subsidiaries including Spirit. The Company's headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; Saint-Nazaire, France; Biddeford, Maine; Woonsocket, Rhode Island; Belfast, Northern Ireland; Casablanca, Morocco; and Dallas, Texas.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the three months ended March 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2023 (the “2022 Form 10-K”).

The Company's significant accounting policies are described in Note 3 Summary of Significant Accounting Policies to our consolidated financial statements in the 2022 Form 10-K.

2.  Adoption of New Accounting Standards

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50). The amendments in the update require additional qualitative and quantitative disclosure about supplier finance programs. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. ASU No. 2022-04 is effective on a retrospective basis for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for an amended disclosure requirement related to certain rollforward information, which is effective on a prospective basis for fiscal years beginning after December 15, 2023. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, and the Company does not expect this guidance to have a material impact prospectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

3.  New Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, which defers the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting from December 31, 2022 to December 31, 2024. ASU No. 2022-06 was effective upon issuance. ASU No. 2022-06 provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting, providing optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. To date, the Company has not had a modification to which the application of this guidance is applicable. The Company will continue evaluating the potential impact of adopting this guidance on its consolidated financial statements, the impact of which is not expected to be material.
4.  Changes in Estimates

The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts (and options if applicable), and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts (and options, if any) and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. The Company’s estimate of costs depends on maintaining continuing, uninterrupted production at its manufacturing facilities and its suppliers’ facilities. Interruptions in deliveries of or increased prices for components or raw materials used in the Company's products, or labor disruptions, could delay production and/or materially adversely affect the Company's business. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications. Cumulative catch-up adjustments are primarily related to changes in the estimated margin of contracts with performance obligations that are satisfied over time.

Changes in estimates could materially adversely affect the Company’s future financial performance. While certain increases in raw material costs can generally be passed on to the Company’s customers, in most instances the Company must fully absorb cost overruns. Some of the factors that may cause the costs incurred in fulfilling contracts to vary substantially from current estimates are technical problems, production rate changes, materials shortages, supplier difficulties, realization targets, existence of and execution to recovery plans caused by these factors, and multiple other events, including those identified in Item 1A. "Risk Factors" of the 2022 Form 10-K. The risk applies in particular to products such as the B787, A220, and A350, which are in forward loss positions.

During the first quarter ended March 30, 2023, the Company recognized unfavorable changes in estimates of $121.9, which included net forward loss charges of $110.0, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2023 of $11.9. The forward losses in the first quarter were primarily driven by supplier price negotiations and estimated supply chain costs including certain non-recurring cost estimates, schedule revisions, and foreign exchange headwinds on the A220 program, schedule changes and other supply chain cost growth on the A350 program, additional labor and supply chain cost growth on the B787 program, and increased cost projections on the CL650 program. The unfavorable cumulative catch-up adjustments primarily relate to the Company's preliminary assessment of the impact to production costs including factory disruption related to the notice of escapement issued to Boeing for the B737 Vertical Fin Attach Fittings and supply chain cost growth.

During the first quarter ended March 31, 2022, the Company recognized unfavorable changes in estimates of $50.0, which included net forward loss charges of $23.8, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2022 of $26.2. The unfavorable cumulative catch-up adjustments were primarily driven by increased estimates for supply chain, raw material, and other costs on the Boeing B737 MAX program. The forward losses in the quarter ended March 31, 2022 primarily related to the estimated impact of production rate decreases and costs of rework on the Boeing B787 program, and increased costs of quality and production rate decreases on the A350 program.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Changes in estimates are summarized below:

	For the Three Months Ended
Changes in Estimates	March 30, 2023	March 31, 2022
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Commercial	$(11.0)	$(26.4)
Defense & Space	(0.9)	0.2
Aftermarket	—	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(11.9)	$(26.2)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Commercial	$(109.9)	$(25.8)
Defense & Space	(0.1)	2.0
Aftermarket	—	—
Total Changes in Estimates (Forward Loss) on Loss Programs	$(110.0)	$(23.8)

Total Change in Estimate	$(121.9)	$(50.0)
EPS Impact (diluted per share based upon applicable forecasted effective tax rate)	$(1.14)	$(0.40)

5.  Accounts Receivable and Allowance for Credit Losses

Accounts Receivable, net

Accounts receivable represent the Company’s unconditional rights to consideration, subject to the payment terms of the contract, for which only the passage of time is required before payment. Unbilled receivables are reflected under contract assets on the Condensed Consolidated Balance Sheets. See also Allowance for Credit Losses, below.

Accounts receivable, net consists of the following:

	March 30, 2023	December 31, 2022
Trade receivables	$576.2	$477.9
Other	32.6	19.7
Less: allowance for credit losses	(10.0)	(8.1)
Accounts receivable, net	$598.8	$489.5

The Company has agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus Group SE and its affiliates (collectively, “Airbus”), and Rolls-Royce PLC and its affiliates (collectively, “Rolls-Royce”) to third-party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s financial condition. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being derecognized from the Company's Condensed Consolidated Balance Sheets. For the three months ended March 30, 2023, $849.4 of accounts receivable were sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables was $11.2 for the three months ended March 30, 2023 and is included in Other income and expense. See Note 21 Other Income (Expense), Net.

Allowance for Credit Losses

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

During the three months ended March 30, 2023, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended March 30, 2023 or the period ended March 31, 2022. See also Note 5 Accounts Receivable and Allowance for Credit Losses.

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

	March 30, 2023	December 31, 2022	Change
Contract assets	$525.6	$502.2	$23.4
Contract liabilities	(342.8)	(356.4)	13.6
Net contract assets (liabilities)	$182.8	$145.8	$37.0

For the period ended March 30, 2023, the increase in contract assets reflects the net impact of more over time revenue recognition in relation to billed revenues during the period. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $25.8 of revenue that was included in the contract liability balance at the beginning of the period.

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

7.  Revenue Disaggregation and Outstanding Performance Obligations
Disaggregation of Revenue
The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time, based upon the location where products and services are transferred to the customer, and based upon major customer. The Company’s principal operating segments and related revenue are noted in Note 22 Segment Information.

The following tables show disaggregated revenues for the periods ended March 30, 2023 and March 31, 2022:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	For the Three Months Ended
Revenue	March 30, 2023	March 31, 2022
Contracts with performance obligations satisfied over time	$1,112.8	$929.5
Contracts with performance obligations satisfied at a point in time	318.6	245.2
Total Revenue	$1,431.4	$1,174.7

The following table disaggregates revenue by major customer:

	For the Three Months Ended
Customer	March 30, 2023	March 31, 2022
Boeing	$921.1	$647.2
Airbus	267.6	303.9
Other	242.7	223.6
Total Revenue	$1,431.4	$1,174.7

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

	For the Three Months Ended
Location	March 30, 2023	March 31, 2022
United States	$1,149.7	$823.5
International
United Kingdom	170.3	169.8
Other	111.4	181.4
Total International	281.7	351.2
Total Revenue	$1,431.4	$1,174.7

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2023	2024	2025	2026 and After
Unsatisfied performance obligations	$3,407.5	$4,603.2	$1,246.9	$208.1

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	March 30, 2023	December 31, 2022
Raw materials	$347.9	$332.7
Work-in-process(1)	1,110.4	1,044.9
Finished goods	67.5	69.4
Product inventory	1,525.8	1,447.0
Capitalized pre-production	23.3	23.7
Total inventory, net	$1,549.1	$1,470.7

(1)Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized over time using an input method. For the periods ended March 30, 2023 and December 31, 2022, work-in-process inventory includes $308.6 and $392.2, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the periods.

Product inventory, summarized in the table above, is shown net of valuation reserves of $137.7 and $136.8 as of March 30, 2023 and December 31, 2022, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the three months ended March 30, 2023 and March 31, 2022 includes period expense of $43.3 and $49.8, respectively, for excess capacity production costs related to temporary B737 MAX, A320 and A220 production schedule changes. Cost of sales also includes abnormal costs related to temporary workforce adjustments as a result of COVID-19 production pause, net of the U.S. employee retention credit and U.K. government subsidies for the three months ended March 30, 2023 and March 31, 2022 of $0.0 and $9.5, respectively.

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	March 30, 2023	December 31, 2022
Land	$30.3	$30.1
Buildings (including improvements)	1,284.2	1,269.1
Machinery and equipment	2,391.7	2,365.1
Tooling	1,059.7	1,055.9
Capitalized software	338.7	336.1
Construction-in-progress	85.0	102.2
Total	5,189.6	5,158.5
Less: accumulated depreciation	(3,028.3)	(2,952.6)
Property, plant and equipment, net	$2,161.3	$2,205.9

Capitalized interest was $1.6 and $1.4 for the three months ended March 30, 2023 and March 31, 2022, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $42.7 and $34.9 for the three months ended March 30, 2023 and March 31, 2022, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software. Depreciation expense related to capitalized software was $6.1 and $5.0 for the three months ended March 30, 2023 and March 31, 2022, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the period ended March 30, 2023, there were no events which would require the Company to update its impairment analysis.

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
The Company's lease terms may include options to extend or terminate the lease and, when it is reasonably certain that an option will be exercised, those options are included in the net present value calculation. Leases with a term of 12 months or less, which are primarily related to automobiles and manufacturing equipment, are not recorded on the Condensed Consolidated Balance Sheets. The aggregate amount of lease cost for leases with a term of 12 months or less is not material.
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

Components of lease expense:

	For the Three Months Ended
	March 30, 2023	March 31, 2022
Operating lease cost	$3.7	$3.3
Finance lease cost:
Amortization of assets	8.6	8.1
Interest on lease liabilities	1.8	1.7
Total net lease cost	$14.1	$13.1

Supplemental cash flow information related to leases was as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	For the Three Months Ended
	March 30, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.5	$3.1
Operating cash flows from finance leases	$1.9	$1.7
Financing cash flows from finance leases	$11.3	$11.1

ROU assets obtained in exchange for lease obligations:
Operating leases	$0.1	$0.4

Supplemental balance sheet information related to leases:

	March 30, 2023	December 31, 2022
Finance leases:
Property and equipment, gross	$304.3	$295.4
Accumulated amortization	(111.6)	(103.4)
Property and equipment, net	$192.7	$192.0

The weighted average remaining lease term as of March 30, 2023 for operating and finance leases was 32.4 years and 5.1 years, respectively. The weighted average discount rate as of March 30, 2023 for operating and finance leases was 5.8% and 5.4%, respectively. The weighted average remaining lease term as of December 31, 2022 for operating and finance leases was 31.7 years and 5.3 years, respectively. The weighted average discount rate as of December 31, 2022 for operating and finance leases was 5.8% and 5.0%, respectively. See Note 15 Debt for current and non-current finance lease obligations.

As of March 30, 2023, remaining maturities of lease liabilities were as follows:

	2023	2024	2025	2026	2027	2028 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$10.1	$13.1	$13.2	$11.3	$8.9	$164.1	$220.7	$(128.3)	$92.4
Financing Leases	$38.2	$43.2	$29.1	$20.4	$9.0	$26.2	$166.1	$(21.7)	$144.4

As of March 30, 2023, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $1.1 and $48.9, respectively, for manufacturing equipment, software, and facilities that are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 5 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

11.  Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	March 30, 2023	December 31, 2022
Prepaid expenses	$41.4	$27.5
Income tax receivable	3.9	3.9
Other assets - short-term	11.4	6.9
Total other current assets	$56.7	$38.3

Other assets are summarized as follows:

	March 30, 2023	December 31, 2022
Deferred financing
Deferred financing costs	$0.9	$0.9
Less: Accumulated amortization - deferred financing costs	(0.8)	(0.8)
Deferred financing costs, net	$0.1	$0.1
Other
Supply agreements (1)	$5.7	$6.4
Equity in net assets of affiliates	0.4	1.1
Restricted cash - collateral requirements	22.1	19.6
Rotables	38.6	39.0
Other	26.6	25.6
Total other long-term assets	$93.5	$91.8

(1)    Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Goodwill is summarized as follows:

		Changes in Goodwill Balance
	Balance at					Balance at
Segment	December 31, 2022	Acquisitions	Adjustments/Other		Currency Exchange	March 30, 2023
Commercial	$296.5	$—	$—		$—	$296.5
Defense & Space	$12.6	$—	$0.6	(1)	$—	$13.2
Aftermarket	$321.4	$—	$—		$—	$321.4
	$630.5	$—	$0.6		$—	$631.1

(1)    As a result of certain purchase price allocation adjustments recorded during the purchase price accounting measurement period based on additional information obtained, the goodwill resulting from the T.E.A.M., Inc. Acquisition was adjusted by $0.6, from $7.1 that was reported at December 31, 2022, to $7.7 as of March 30, 2023. See also Note 25 Acquisitions.

The total goodwill value includes no accumulated impairment loss in any of the periods presented. The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended March 30, 2023, there were no events or circumstances which would require the Company to update its goodwill impairment analysis.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Intangible assets are summarized as follows:

	March 30, 2023	December 31, 2022
Intangible assets
Favorable leasehold interests	2.8	2.8
Developed technology asset	103.1	103.1
Customer relationships intangible asset	139.6	139.6
Total intangible assets	$245.5	$245.5
Less: Accumulated amortization - favorable leasehold interest	(2.1)	(2.1)
Accumulated amortization - developed technology asset	(16.7)	(15.0)
Accumulated amortization - customer relationship	(19.0)	(17.0)
Intangible assets, net	$207.7	$211.4

Amortization expense was $3.7 and $3.7 for the three months ended March 30, 2023 and March 31, 2022, respectively.

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Condensed Consolidated Balance Sheets and the weighted average amortization is estimated to be the following as of March 30, 2023:

Year	Customer relationships	Favorable leasehold interest	Developed Technology	Total
remaining in 2023	$6.2	$0.1	$5.4	$11.7
2024	8.2	0.1	6.9	15.2
2025	8.2	0.1	6.9	15.2
2026	8.2	0.1	6.9	15.2
2027	8.2	0.1	6.9	15.2
2028	8.2	0.1	6.9	15.2

Weighted average amortization period	15.2 years	6.3 years	12.6 years	14.1 years

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

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of March 30, 2023, the amount of advance payments received from Boeing under the B787 Supply Agreement and not yet repaid was approximately $202.6.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, Spirit and Boeing entered into a Memorandum of Agreement on April 12, 2019 (the "2019 MOA"), which included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123, which was received during the third quarter of 2019. Spirit and Boeing entered into a Memorandum of Agreement on February 6, 2020, which extended the repayment date of the $123 advance received by Spirit under the 2019 MOA to 2022. $0.0 and $30.8 of advance payments received from Boeing were repaid in the three months ended March 30, 2023 and March 31, 2022, respectively. There was no balance due as of March 30, 2023.

Other. The Advance payments, short-term line item on the Condensed Consolidated Balance Sheets for the period ended March 30, 2023 includes $18.9 related to payments received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

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

At March 30, 2023, the Company’s long-term debt includes a senior secured term loan and senior notes described further under Note 15 Debt. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt. See also Note 14 Derivative and Hedging Activities, and Note 16 Pension and Other Post-Retirement Benefits.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	March 30, 2023			December 31, 2022
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	$573.0	$574.5	(2)	$571.7	$564.5	(2)
Senior secured first lien notes due 2025	20.8	20.7	(1)	20.7	20.8	(1)
Senior secured second lien notes due 2025	1,191.9	1,192.0	(1)	1,191.0	1,179.0	(1)
Senior notes due 2026	298.9	279.2	(1)	298.8	272.8	(1)
Senior notes due 2028	696.1	578.3	(1)	695.9	562.3	(1)
Senior notes due 2029	887.3	967.2	(1)	$887.2	935.7	(1)
Total	$3,668.0	$3,611.9		$3,665.3	$3,535.1

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

14.  Derivative and Hedging Activities

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British Pound Sterling. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through December 2023.

The following table summarizes the notional amounts (representing the gross contract/notional amount of the derivatives outstanding) and fair values of the derivative instruments in the Condensed Consolidated Balance Sheets as of March 30, 2023, and December 31, 2022. The foreign currency exchange contracts are measured within Level 1 of the Fair Value hierarchy. See Note 13 Fair Value Measurements.

	Notional amount		Other assets		Other liabilities
	March 30, 2023	December 31, 2022	March 30, 2023	December 31, 2022	March 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$139.2	$157.1	$3.5	$—	$—	$2.4
Total derivatives at fair value			$3.5	$—	$—	$2.4

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain (loss) recognized in AOCI associated with our hedging transactions is presented in the following table:

	Three Months Ended
	March 30, 2023	March 31, 2022
Recognized in total other comprehensive loss:
Foreign currency exchange contracts	$2.5	$(3.9)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The following table summarizes the gains/(losses) associated with our hedging transactions reclassified from AOCI to earnings:

	Three Months Ended
	March 30, 2023	March 31, 2022
Foreign currency exchange contracts:
Other income (expense)	$3.4	$(1.5)

Within the next 12 months, the Company expects to recognize a gain of $3.5 in earnings related to the foreign currency forward contracts. As of March 30, 2023, the maximum term of the hedged forecasted transaction was 9 months. Generally, the Company has agreements with its counterparties that contain a provision whereby if the Company defaults on its existing credit facilities and payment of the loans extended under such facilities is accelerated, the Company could be declared in default under its agreements, which may result in the early termination of the outstanding derivatives governed by such agreements and the payment of an early termination amount.

Derivatives Not Accounted for as Hedges

During the three months ended March 30, 2023, all foreign currency forward contracts were designated as hedges, and the Company applied hedge accounting to all foreign currency forward contracts.

During the three months ended March 31, 2022, the Company entered into foreign currency forward contracts in the amount of $291.5 to minimize the risk of currency exchange rate movements on the Company's planned settlement of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. During the three-month period ended March 31, 2022, these foreign currency forward contracts were settled and new contracts were entered into in the amount of $293.7, which were also settled during the period. The Company did not designate these forward contracts as hedges or apply hedge accounting to the forward contracts. For the three months ended March 31, 2022, the Company recorded a net gain of $2.2 to other income on the Condensed Consolidated Statements of Operations related to the foreign currency forward contracts.

15.  Debt

Total debt shown on the Condensed Consolidated Balance Sheets is comprised of the following:

	March 30, 2023		December 31, 2022
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	$5.7	$567.3	$5.7	$566.0
Senior secured first lien notes due 2025	—	20.8	—	20.7
Senior secured second lien notes due 2025	—	1,191.9	—	1,191.0
Senior notes due 2026	—	298.9	—	298.8
Senior notes due 2028	—	696.1	—	695.9
Senior notes due 2029	—	887.3	—	887.2
Present value of finance lease obligations	43.9	100.5	42.2	102.3
Other	5.5	53.0	5.8	53.0
Total	$55.1	$3,815.8	$53.7	$3,814.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Credit Agreement

On October 5, 2020, Spirit entered into a term loan credit agreement (the “Credit Agreement”) providing for a $400.0 senior secured term loan B credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. On October 5, 2020, Spirit borrowed the full $400.0 of initial term loans available under the Credit Agreement. On November 15, 2021, the Company entered into a first refinancing, incremental assumption and amendment agreement (the “November 2021 Amendment”) to the Credit Agreement. The November 2021 Amendment provides for, among other things, (i) the refinancing of the $397.0 aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2021 Amendment with term loans in an equal principal amount with a lower interest rate (the “Repriced Term Loans”) and (ii) an incremental term loan facility of $203.0 in aggregate principal amount with the same terms as the Repriced Term Loans. On November 23, 2022, the Company entered into a second refinancing amendment ("the "November 2022 Amendment") to the Credit Agreement (the Credit Agreement as amended by the November 2021 Amendment and the November 2022 Amendment, the “Amended Credit Agreement”). The November 2022 Amendment provides for, among other things, the refinancing of the $594.0 aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2022 Amendment (the “Existing Term Loans”) with term loans in an equal principal amount with a later maturity date (the “New Term Loans”)

The obligations under the Amended Credit Agreement are guaranteed by Holdings and Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC” and, collectively, the “Guarantors”) and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of Spirit, subject to certain customary exceptions. The obligations are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

As of March 30, 2023, the outstanding balance of the Credit Agreement was $592.5 and the carrying value was $573.0.

As of March 30, 2023, the Company was in compliance with all covenants in the Credit Agreement.

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
As of March 30, 2023, the outstanding balance of the First Lien 2029 Notes was $900.0 and the carrying value was $887.3.
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

As of March 30, 2023, the outstanding balance of the First Lien 2025 Notes was $20.8 and the carrying value was $20.8.
2026 Notes

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

As of March 30, 2023, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $298.9.

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

As of March 30, 2023, the outstanding balance of the Second Lien 2025 Notes was $1,200.0 and the carrying value was $1,191.9.

2028 Notes

On May 30, 2018, Spirit entered into an Indenture (the “2018 Indenture”) by and among Spirit, the Company and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with Spirit’s offering of $300.0 aggregate principal amount of its Senior Floating Rate Notes due 2021 (the “Floating Rate Notes”), $300.0 aggregate principal amount of its 3.950% Senior Notes due 2023 (the “2023 Notes”) and $700.0 aggregate principal amount of its 4.600% Senior Notes due 2028 (the “2028 Notes” and, together with the Floating Rate Notes and the 2023 Notes, the “2018 Notes”). Holdings guaranteed Spirit’s obligations under the 2018 Notes on a senior unsecured basis. On February 24, 2021, Spirit redeemed the outstanding $300.0 principal amount of the Floating Rate Notes. As of March 30, 2023, the outstanding balance of the Floating Rate Notes was $0.0. On November 23, 2022, Spirit redeemed the outstanding $300.0 principal amount of the 2023 Notes. As of March 30, 2023, the outstanding balance of the 2023 Notes was $0.0.

As of March 30, 2023, the outstanding balance of the 2028 Notes was $700.0 and the carrying value was $696.1.

As of March 30, 2023, the Company was in compliance with all covenants contained in the indentures governing the First Lien 2029 Notes, First Lien 2025 Notes, 2026 Notes, Second Lien 2025 Notes, and 2028 Notes.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended
Components of Net Periodic Pension Expense (Income)	March 30, 2023	March 31, 2022
Service cost	$0.8	$0.4
Interest cost	20.1	15.2
Expected return on plan assets	(21.8)	(36.6)
Amortization of net loss	0.1	—
Settlement loss (gain)(1)	64.6	(1.4)
Net periodic pension expense (income)	$63.8	$(22.4)

	Other Benefits
	For the Three Months Ended
Components of Other Benefit Expense (Income)	March 30, 2023	March 31, 2022
Service cost	$0.2	$0.2
Interest cost	0.4	0.1
Amortization of prior service cost	(0.2)	(0.2)
Amortization of net gain	(0.5)	(0.3)
Net periodic other benefit expense	$(0.1)	$(0.2)

(1)    Includes a $64.6 settlement charge for the Company's Pension Value Plan ("PVP A") during the three months ended March 30, 2023, and a $1.4 settlement credit for PVP B (as defined below) related to final asset distribution in the three months ended March 31, 2022.

The components of net periodic pension expense (income) and other benefit expense, other than the service cost component, are included in Other (expense) income, net in the Company's Condensed Consolidated Statements of Operations. See Note 21 Other Income (Expense), Net.

As disclosed in the Company's 2022 Form 10-K, effective October 1, 2021, the Company spun off a portion of the existing PVP A, to a new plan called PVP B ("PVP B"). As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At March 30, 2023, a pension reversion asset of $60.5 is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over the next six years as they are distributed to employees under a qualified compensation and benefit program. Restricted plan assets are valued at fair value with gain or loss on fair value adjustments recognized within other income. The underlying investments' fair value measurement levels under the FASB's authoritative guidance on fair value measurements are Level 2, see Note 13 Fair Value Measurements.

Separately, during the three months ended March 30, 2023, the Company received an excess plan asset reversion of $179.5 of cash from PVP A. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2023. Excise tax of $35.9 related to the reversion of excess plan assets was separately recorded to the Other (expense) income, net line item on the Company's Condensed Consolidated Statements of Operations for the three months ended March 30, 2023. See also Note 21 Other Income (Expense), Net.

As disclosed in the Company's 2022 Form 10-K, in July 2022 the Company adopted and communicated to participants a plan to terminate the PVP A. During the three months ended March 30, 2023, the Company recognized non-cash, pre-tax non-operating accounting charges of $64.6 related to the plan termination, primarily reflecting the accounting for a group annuity purchase made in the first quarter of 2023, which resulted in a settlement charge related to the accelerated recognition of the

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

actuarial losses for the PVP A plan that were previously included in the Accumulated other comprehensive loss line item in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheets.

Employer Contributions

Other than the reversion of excess plan assets noted above, which was accounted for as a negative contribution, the Company's expected contributions for the current year have not significantly changed from those described in the Company's 2022 Form 10-K.

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

The Company recognized a net total of $9.0 and $8.2 of stock compensation expense for the three months ended March 30, 2023 and March 31, 2022, respectively.

During the three months ended March 30, 2023, 494,599 time or service-based restricted stock units ("RSUs") were granted with an aggregate date fair values of $17.1 under the Company's LTIP. Awards vest over a three-year period, beginning on the date of grant. Values for these awards are based on the value of Common Stock on the grant date.

During the three months ended March 30, 2023, 231,927 performance-based restricted stock units ("PBRSUs") were granted with an aggregate grant date fair value of $12.0 under the Company’s LTIP. These awards are earned based on Holdings’ total shareholder return relative to its peer group over a three-year performance period. Values for these awards are initially measured on the grant date using the estimated payout levels derived from a Monte Carlo valuation model.

During the three months ended March 30, 2023, 116,006 PBRSUs were granted with an aggregate grant date fair value of $4.0 under the Company’s LTIP. These awards are earned based on pre-established 2024 - 2025 free cash flow goals. Values for these awards are based on the dividend adjusted value of Common Stock on the grant date.

During the three months ended March 30, 2023, 116,006 PBRSUs were granted with an aggregate grant date fair value of $4.0 under the Company’s LTIP. These awards are earned based on pre-established goals of revenue growth over a three-year performance period. Values for these awards are based on the dividend adjusted value of Common Stock on the grant date.

During the three months ended March 30, 2023, 354,849 shares of Common Stock with an aggregate grant date value of $16.7 vested under the Company's LTIP.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding our prior earnings history, including the forward losses previously recognized in the U.S., the Company has recorded a valuation allowance against U.S. deferred tax assets. Increases in the valuation allowances recorded against U.S. deferred tax assets in the three month period ended March 30, 2023 were $32.1. This is comprised of ($0.2) related to other comprehensive income ("OCI") and $32.3 from continuing operations. As of March 30, 2023, the total net U.S. deferred tax asset before the valuation allowance was $468.6 and the total net U.S. valuation allowance was $467.3. The net U.S. deferred tax asset after valuation allowances was $1.3.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon cumulative losses generated in the U.K. Increases in the valuation allowances recorded against U.K. deferred tax assets in the three month period ended March 30, 2023 were $18.7. This is comprised of ($1.5) related to other comprehensive income ("OCI") and $20.2 from continuing operations, including utilization of net operating losses. As of March 30, 2023, the total net U.K. deferred tax asset before the valuation allowance was $300.9 and the total net U.K. valuation allowance was $297.9. The net U.K. deferred tax liability after valuation allowance was $3.0.

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
The 1.5% effective tax rate for the three months ended March 30, 2023 differs from the 17.4% effective tax rate for the same period of 2022 primarily due to lower research and development credits and changes in the valuation allowances recorded on U.S. and U.K. deferred tax assets, offset by foreign rate differences and lower executive compensation subject to Section 162(m). As the Company is currently reporting a pre-tax loss for the three months ended March 30, 2023, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

As allowed by the Coronavirus Aid, Relief, and Economic Security Act, the Company has filed a claim for a pre-tax employee retention credit of $18.8 for 2020 and $1.0 for 2021. The outstanding pre-tax employee retention credit refund claim as of March 30, 2023 was $2.6.

The Company's federal audit is conducted under the Internal Revenue Service Compliance Assurance Process ("CAP") program and is essentially complete for the 2020 tax year. The Company will continue to participate in the CAP program for 2021 through 2023. The CAP program's objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. The Company has an open tax audit in the Kingdom of Morocco for tax years ending prior to the Company's ownership of the Moroccan legal entity. There are ongoing audits in other jurisdictions that are not material to the financial statements and the Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and years.

19.  Equity

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of Common Stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of Common Stock and, when dilutive, potential outstanding shares of Common Stock during the measurement period. Diluted earnings per share includes any dilutive impact of service-based restricted stock units, director restricted stock units, restricted stock awards, and performance-based restricted stock units.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of March 30, 2023, no treasury shares have been reissued or retired.

The total authorization amount remaining under the current share repurchase program is approximately $925.0. During the three-month period ended March 30, 2023, the Company did not repurchase any shares of its Common Stock under this share repurchase program. Share repurchases are currently on hold. The Credit Agreement imposes restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 30, 2023			March 31, 2022
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(281.2)	104.9	$(2.68)	$(52.8)	104.4	$(0.51)
Income allocated to participating securities	—	—		—	—
Net loss	$(281.2)			$(52.8)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(281.2)	104.9	$(2.68)	$(52.8)	104.4	$(0.51)

Included in the outstanding Common Stock were 0.1 million and 0.5 million of issued but unvested shares at March 30, 2023 and March 31, 2022, respectively, which are excluded from the basic Earnings Per Share ("EPS") calculation.

Common shares of 0.9 million and 1.1 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three months ended March 30, 2023 and March 31, 2022, as the effect would have been antidilutive. Additionally, diluted EPS for the three months ended March 30, 2023 and March 31, 2022 excludes 0.2 million and 0.2 million shares, respectively, that may be dilutive common shares in the future, but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.
Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	March 30, 2023	December 31, 2022
Pension	$(45.6)	$(95.4)
SERP/Retiree medical	12.2	12.7
Derivatives - foreign currency hedge	3.5	(7.1)
Foreign currency impact on long-term intercompany loan	(15.6)	(16.4)
Currency translation adjustment	(82.1)	(97.7)
Total accumulated other comprehensive loss	$(127.6)	$(203.9)

Amortization or settlement cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the Condensed Consolidated Statements of Operations was ($64.0) and $0.6 for the three months ended March 30, 2023 and March 31, 2022, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

20.  Commitments, Contingencies and Guarantees

Litigation

On February 10, 2020, February 24, 2020, and March 24, 2020, three separate private securities class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of Oklahoma, its Chief Executive Officer, Tom Gentile III, former Chief Financial Officer, Jose Garcia, and former Controller (principal accounting officer), John Gilson. On April 20, 2020, the Class Actions were consolidated by the court (the “Consolidated Class Action”), and on July 20, 2020, the plaintiffs filed a Consolidated Class Action Complaint which added Shawn Campbell, the Company’s former Vice President for the B737NG and B737 MAX program, as a defendant. Allegations in the Consolidated Class Action include (i) violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder against the Company and Messrs. Gentile, Garcia and Gilson, (ii) violations of Section 20(a) of the Exchange Act against the individual defendants, and (iii) violations of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder against all defendants.

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

The facts underlying the Consolidated Class Action and Derivative Actions relate to the accounting process compliance independent review (the “Accounting Review”) discussed in the Company’s January 30, 2020 press release and described under Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Review in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2019, and its resulting conclusions. The Company voluntarily reported to the SEC the determination that, with respect to the third quarter of 2019, the Company did not comply with its established accounting processes related to potential third quarter contingent liabilities received after the quarter-end. On March 24, 2020, the Staff of the SEC Enforcement Division informed the Company that it had determined to close its inquiry without recommending any enforcement action against the Company. In addition, the facts underlying the Consolidated Class Action and Derivative Actions relate to the Company’s disclosures regarding the B737 MAX grounding and Spirit’s production rate (and related matters) after the grounding. On September 18, 2020, the Company and individual defendants filed a motion to dismiss the Consolidated Class Action. That motion was granted by the U.S. District Court on January 7, 2022, which denied leave to amend and dismissed the Consolidated Class Action with prejudice. On February 4, 2022, the plaintiffs in the Consolidated Class Action appealed this decision to the Tenth Circuit Court of Appeals (the "Appellate Court"). Briefings have been filed and oral argument was held before the Appellate Court on November 18, 2022. The Derivative Actions remain stayed at this point. The Company and the individual defendants have denied, and continue to deny, the allegations in the Consolidated Class Action and the Derivative Actions.

Spirit is also involved in litigation with its former Chief Executive Officer ("CEO") related to a disputed violation of restrictive covenants in his retirement agreement. On October 19, 2021, the U.S. District Court for the District of Kansas (the "District Court") ruled in favor of the former CEO and awarded him $44.8 for benefits withheld in connection with the disputed violation. The Company has appealed this decision to the Appellate Court. On February 27, 2023, the Appellate Court issued an opinion reversing the District Court decision and concluding that the former CEO had violated the terms of the restrictive covenant, and remanded for the District Court to address in the first instance whether the restrictive covenant is enforceable under state law. On March 13, 2023, the CEO file a Petition for Panel Rehearing, which was denied on March 28, 2023 following Spirit's response to the Petition. On April 13, 2023, the District Court issued a briefing schedule as to the issue remanded by the Appellate Court with briefing to be completed by May 15, 2023. A liability for the full amount of the award issued on October 19, 2021, plus accrued interest through March 28, 2023, was recognized and remains accrued in the Condensed Consolidated Balance Sheets as of December 31, 2022 and March 30, 2023.

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

On June 25, 2022 and February 28, 2023, the Company received separate notices of claims from a key customer seeking cost recovery primarily related to alleged product quality issues associated with the Company’s performance from 2018 through June of 2022 as well as onsite manufacturing support costs incurred by the customer. The Company has continued to evaluate the details included within these claims, however, the Company cannot currently reasonably estimate the amount of a range of possible losses due to various reasons, including, among others: (i) that there is uncertainty as to the outcome of these claims, (ii) that there are significant factual, commercial, and/or legal issues to be resolved, and (iii) the availability of data required to complete an assessment of the potential loss.

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

Contingencies
In the first quarter of 2023, the Company updated its estimated cost to satisfy all customer firm orders on the B787, A350, and A220 production programs. Based on forecasted backlog and rates of production, each of these programs anticipates production will extend beyond the period of time for which the Company has recorded forward losses. The Company has recorded forward losses on the A220 and A350 programs for forecasted production through the end of 2025 and has recognized forward losses on the B787 program for forecasted production through May of 2026. As a result of the Company’s assessment of existing cost estimates and the impact macroeconomic factors may have on the Company's cost to complete all firm orders, as well as ongoing discussions with its customers, the Company believes it is reasonably possible one or more of these programs could be performed at a loss incremental to forward losses previously recorded for production outside of the timeframe highlighted above, and the cumulative range of such loss across these programs is between $0.0 and $220.0 million. As the Company does not currently believe incremental losses are evident on any of these programs, the Company has not recognized any such losses in its financial results for the period ended March 30, 2023.
On April 12, 2023, the Company issued a notice of escapement to Boeing related to the quality issue on the B737 Vertical Fin Attach Fitting. The Company's preliminary assessment of the potential impacts to production costs expected to be incurred will result in a total gross margin impact of approximately $31.0 million. As a component of this total preliminary estimate, and included in Note 4, Changes in Estimate, the Company has included an estimate related to the impact to

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

production costs including factory disruption as a negative cumulative catch-up adjustment of approximately $7.0 million within its results for the period ended March 30, 2023. The Company expects that it will incur additional costs to resolve the quality issue related to the B737 Vertical Fin Attach Fittings, including costs our customer may assert related to the impact of completing these repairs on previously delivered units in their factory, and warranty costs related to affected B737 units in service. As a result of the current uncertainty regarding, among other things, the total number of affected units, the methods of acceptable repair on completed units, the total amount of time required to complete the associated repairs, and at what point in time and what manner repairs would be completed on B737 units in service, the Company cannot reasonably estimate the remaining costs to be incurred related to the B737 Vertical Fin Attach Fittings quality issue at this time.
Guarantees

Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $14.5 and $13.9 at March 30, 2023 and December 31, 2022, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $22.1 and $19.6 of restricted cash as of March 30, 2023 and December 31, 2022, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in Other assets in the Company's Condensed Consolidated Balance Sheets.

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

Service and Product Warranties and Extraordinary Rework

Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are evaluated on a quarterly basis. These costs are accrued and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, the Company considers other factors including the experience of other entities in the same business and management judgment, among others. Service warranty and extraordinary work is reported in current liabilities and other liabilities on the Company's Condensed Consolidated Balance Sheets.

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims; however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $2.3 as of March 30, 2023 and December 31, 2022. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $3.4 as of March 30, 2023 and December 31, 2022. As noted in the section on Contingencies above, at

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

this time the Company cannot reasonably estimate any potential warranty claims related to the quality issue identified on the Boeing 737 Vertical Fin Attach Fittings.

The following is a roll forward of the service warranty and extraordinary rework balance at March 30, 2023:

Balance, December 31, 2022	$74.9
Charges (release) to costs and expenses	(0.2)
Payouts	(0.5)
Exchange rate	—
Balance, March 30, 2023	$74.2

.

21.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended
	March 30, 2023	March 31, 2022
Kansas Development Finance Authority bond	$0.7	$0.6
Interest income	2.9	0.5
Foreign currency (losses) gains (1)	(8.5)	14.9
(Loss) gain on foreign currency forward contract	(3.4)	0.7
Loss on sale of accounts receivable	(11.2)	(2.4)
Pension (expense) income (2)	(62.7)	23.2
Excise tax on pension assets reversion (3)	(35.9)	—
Other	0.7	0.2
Total	$(117.4)	$37.7

(1) Foreign currency gains and losses are due to the impact of movement in foreign currency exchange rates on long-term contractual rights/obligations, as well as cash and both trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.
(2) See Note 16 Pension and Other Post-Retirement Benefits. Pension (expense) income for the three months ended March 30, 2023 includes a $64.6 non-cash, pre-tax non-operating settlement charge related to the PVP A termination.
(3) Excise tax related to the reversion of excess plan assets for the three months ended March 30, 2023. See Note 16 Pension and Other Post-Retirement Benefits.

22.  Segment Information

The Company operates in three principal segments: Commercial, Defense & Space and Aftermarket. Approximately 83% of the Company's net revenues for the three months ended March 30, 2023 came from the Company's two largest customers, Boeing and Airbus. Boeing represents a substantial portion of the Company's revenues across segments. Airbus represents a substantial portion of revenues in the Commercial segment. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, and research and development.

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

The Company’s Commercial segment includes design and manufacturing of forward, mid and rear fuselage sections and systems, struts/pylons, nacelles (including thrust reversers) and related engine structural components, wings and wing components (including flight control surfaces), as well as other miscellaneous structural parts for large commercial aircraft and/or business/regional jets. Sales from this segment are primarily to the aircraft OEMs or engine OEMs of large commercial aircraft and/or business/regional jet programs. Approximately 70% and 59% of Commercial segment net revenues came from the Company's contracts with Boeing for the three months ended March 30, 2023, and March 31, 2022, respectively. Approximately 23% and 32% of Commercial segment net revenues came from the Company's contracts with Airbus for the three months ended March 30, 2023, and March 31, 2022, respectively. The Commercial segment manufactures products at the Company's facilities in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia.  The Commercial segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

The Company's Defense & Space segment includes design and manufacturing of fuselage, strut, nacelle, and wing aerostructures (primarily) for U.S. Government defense programs, including Boeing P-8, C40, and KC-46 Tanker, which are commercial aircraft that are modified for military use. The segment also includes fabrication, bonding, assembly, testing tooling, processing, engineering analysis, and training on fixed wing aircraft aerostructures, missiles and hypersonics work, including solid rocket motor throats and nozzles and re-entry vehicle thermal protections systems, forward cockpit and cabin, and fuselage work on rotorcraft aerostructures. Sales from this segment are primarily to the prime contractors on various U.S. Government defense program contracts for which the Company is a sub-contractor. A significant portion of the Company's Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. A significant portion of Defense & Space segment net revenues came from the Company's contracts with two individual customers for the three months ended March 30, 2023, and March 31, 2022. The Defense & Space segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Biddeford, ME; Woonsocket, RI; Belfast, Northern Ireland; and Prestwick, Scotland.

The Company's Aftermarket segment includes design, manufacturing, and marketing of spare parts and maintenance, repair, and overhaul ("MRO") services, repairs for flight control surfaces and nacelles, radome repairs, rotable assets, engineering services, advanced composite repair, and other repair and overhaul services. Approximately 45% and 46% of Aftermarket segment net revenues came from the Company's contracts with a single customer for the three months ended March 30, 2023, and March 31, 2022, respectively. The Aftermarket segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Kinston, North Carolina; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; and Belfast, Northern Ireland.

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

The following table shows segment revenues and operating loss for the three months ended March 30, 2023 and March 31, 2022:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	Three Months Ended
	March 30, 2023	March 31, 2022
Segment Revenues
Commercial	$1,148.5	$938.4
Defense & Space	188.4	158.5
Aftermarket	94.5	77.8
	$1,431.4	$1,174.7
Segment Operating Income (Loss)
Commercial(1)	$(45.5)	$(3.4)
Defense & Space(2)	19.2	20.0
Aftermarket(3)	19.2	18.0
	$(7.1)	$34.6
SG&A	(77.4)	(64.5)
Research and development	(10.6)	(12.3)
Total operating loss	$(95.1)	$(42.2)

(1) The three months ended March 30, 2023 includes excess capacity production costs of $40.9 related to the temporary B737 MAX, A320 and A220 production schedule changes and $5.4 of restructuring costs. The three months ended March 31, 2022 includes $46.8 of excess capacity cost, abnormal costs of $9.5 of temporary workforce adjustment costs as a result of the COVID-19 pandemic, net of U.S. employee retention credit and U.K government subsidies, and net ($25.5) of restructuring costs and other costs, including partial offset related to AMJP of ($28.4).
(2) The three months ended March 30, 2023 includes excess capacity production costs of $2.4 related to the temporary B737 production schedule changes and $0.9 of restructuring costs. The three months ended March 31, 2022 include excess capacity costs of $3.0 related to the B737 production schedule adjustment, $0.0 of restructuring costs, and other costs, including partial offset related to AMJP, of ($2.3).
(3) The three months ended March 30, 2023 includes $0.0 of restructuring costs, and partial offset related to AMJP, of $0.0. The three months ended March 31, 2022 includes $0.0 of restructuring costs and other costs, including partial offset related to AMJP, of ($1.9).

23.  Restructuring Costs
The Company's results of operations for the three months ended March 30, 2023 include restructuring costs related to the Voluntary Separation Program ("VSP") that was offered to reduce structural costs by reducing indirect headcount. Participants in the VSP received a lump sum severance payment based on their years of Company service.
Restructuring costs are presented separately as a component of operating loss on the Condensed Consolidated Statements of Operations. The total restructuring costs for the three months ended March 30, 2023 were $6.3, of which, $5.4 was included in segment operating margins for the Commercial Segment and $0.9 was included in segment operating margins for the Defense & Space Segment. The total restructuring cost for the three months ended March 30, 2023 is recorded in the accrued expenses line item on the Company's Condensed Consolidated Balance Sheets as of March 30, 2023.
The Company's results of operations for the three months ended March 31, 2022 includes restructuring costs related to actions the Company has taken to align costs to updated production levels that have been directed by the Company's customers (restructuring activity). Largely beginning in the first quarter of 2020, the Company's customers, including Boeing and Airbus, significantly reduced their overall production rates as a result of the COVID-19 pandemic and, in the case of Boeing, the B737 MAX grounding. The restructuring activity materially affected the scope of operations and manner in which business is conducted by the Company compared to periods prior to the restructuring activities.
The total restructuring costs for the three months ended March 31, 2022 were $0.2 and are included in segment operating margins for the Commercial Segment.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

24. Supplier Financing

The Company has provided certain suppliers with access to a supply chain financing program through a facility with a third-party financing institution. The Company's suppliers' ability to access the program is primarily dependent upon the strength of the Company's financial condition and certain qualifying criteria. This program was primarily entered into as a result of the Company seeking payment term extensions with primarily production suppliers, and the program allows these suppliers to monetize their receivables prior to the contractual payment date, subject to payment of a discount. The capacity of the program is limited to $97.0 at any point in time. If a supplier's request exceeds the program limit, then it will be honored when capacity is available. Under the supply chain financing program, the Company agrees to pay the third-party financing institution the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, and suppliers have the ability to be paid from the third-party financing institution on an accelerated basis. The Company’s suppliers’ election to sell one or more of the Company’s confirmed obligations under the supply chain financing program is optional. The Company's responsibility is limited to making payment on the terms originally negotiated with its suppliers for up to 120 days, regardless of whether the suppliers elect to sell their receivables to the third-party financing institution. The Company or the third-party financing institution may terminate the agreement upon at least 45 days’ notice.

The balance of confirmed obligations outstanding to suppliers who elect to participate in the supply chain financing program is included in the Company’s accounts payable balance on the Company’s Condensed Consolidated Balance Sheets. As of March 30, 2023, the balance of confirmed obligations outstanding was $110.6, an increase of $8.6 over the balance as of December 31, 2022 of $102.0. In the comparable prior year period, confirmed obligations outstanding were $72.3 as of March 31, 2022 an increase of $13.4 over the balance as of December 31, 2021. The changes in each period primarily reflect purchases from suppliers related to production levels during the respective periods.

25.  Acquisitions

T.E.A.M., Inc.

On November 23, 2022, Spirit AeroSystems Textiles, LLC, a fully owned subsidiary of Spirit AeroSystems, Inc. ("Spirit Textiles") closed its purchase of substantially all of the assets and all of the liabilities of T.E.A.M., Inc., a Rhode Island corporation, which is engaged in the business of manufacturing and engineering textiles, composites, and textile and composite products, for cash consideration of $31.3. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill, which is fully allocated to the Defense & Space segment. As of December 31, 2022, the Company had preliminarily concluded, but not finalized, its assessment and purchase price allocation of the acquisition. The final fair value determination was subject to a contractual post-closing working capital true-up, which the Company concluded in the three months ended March 30, 2023. The final purchase price allocation resulted in $0.6 adjustments to the assets acquired and the liabilities assumed that were recorded as of the acquisition date, which were included in the Condensed Consolidated Balance Sheet as of December 31, 2022. As of March 30, 2023, the adjusted assets acquired and the liabilities assumed included $8.3 of property, plant and equipment, $1.7 of working capital, $13.5 of intangible assets and $7.7 allocated to goodwill, which is expected to be deductible for tax purposes. Operating income for the first quarter of 2023 was immaterial and reported within the Defense & Space segment.

There were no acquisition-related expenses for the three months ended March 30, 2023 and for the three months ended March 31, 2022.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

26. Subsequent Events

After the balance sheet date of March 30, 2023, Spirit entered into agreements with certain customers to provide cash advances, based upon certain agreed upon performance criteria, which Spirit expects to receive in the second and fourth quarters of 2023. Spirit will receive advances of $230.0 in the second quarter, $180.0 of which is from Boeing.

On April 28, 2023, Spirit entered into a memorandum of agreement with Boeing, which requires a repayment of $90.0 on February 14, 2024, and $90.0 on February 14, 2025. Spirit’s repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) Spirit fails to make any repayment in full on the applicable Repayment Date, (ii) Spirit fails to submit a satisfactory written confirmation that Spirit is able to and intends to make the required repayment thirty days prior to each Repayment Date, as required under the agreement, or (iii) Spirit repudiates any performance obligation under the agreement or certain of Spirit’s existing agreements with Boeing. Boeing will have the right to set off any unpaid amount due and payable under the memorandum of agreement from any amount owed to Boeing under any other agreement between the parties.

The remaining advance of $50.0 to be received in the second quarter of 2023, and the expected incremental advance of $50.0 in the fourth quarter of 2023 will require equal quarterly repayments in 2025.

We expect these advances to be accounted for as financing cash flows.

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

The lingering effects of the COVID-19 pandemic continue to have a significant negative impact on the aviation industry, our customers, and our business globally. Due to the uncertain nature of current conditions around the world, and the capability of conditions to evolve rapidly, we are unable to predict accurately the impact that COVID-19 will have on our business going forward.

We expect that our operating environment will continue to remain dynamic and evolve in 2023. We continue to monitor and evaluate related risks and uncertainties relating to macroeconomic conditions and the COVID-19 pandemic, including the items discussed in Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 17, 2023 (the "2022 Form 10-K").

B737 Program

The B737 MAX program is a critical program to the Company. For the twelve months ended December 31, 2022, 2021, and 2020 approximately 45%, 35%, and 19% of our net revenues, respectively, were generated from sales of components to Boeing for the B737 aircraft, as compared to 53% for the twelve months ended December 31, 2019, which was the most recent period to exclude impacts from the B737 MAX grounding and the COVID-19 pandemic. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Special Business Provisions and the General Terms Agreement (collectively, the “Sustaining Agreement”) between Spirit and Boeing. The Sustaining Agreement is a requirements contract and Boeing can reduce the purchase volume at any time.

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. In November 2020, the FAA issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes to be made before the aircraft returned to service. Boeing's deliveries of the B737 MAX resumed in the fourth quarter of 2020. Since November 2020, regulators from Brazil, Canada, the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service. Additionally, the Civil Aviation Administration of China released a report on April 14, 2023 which conveys the message that the B737 MAX has been reviewed and deliveries to carriers of new B737 MAX airplanes could resume. In recent months twelve Chinese carriers have resumed passenger flights on the B737 MAX. Boeing has continued to announce orders for the B737 MAX, and air carriers generally continued resuming flights on the aircraft.

We expect that ongoing demand challenges from the B737 MAX grounding and the lingering effects of the COVID-19 pandemic will continue as other programs that mitigate the strain of the lower B737 MAX production rate are producing at lower rates. We expect that domestic air travel demand will continue to improve in the near term with international air travel demand continuing to lag behind. As a result, we expect that the B737 MAX and other narrowbody production rates will recover to pre-pandemic levels before widebody production rates. We expect that air travel demand will continue to improve from 2022 levels, with the overall pace of any recovery of air travel demand dependent on the availability, the occurrence and spread of continued COVID-19 mutations, the effectiveness of vaccines on new strains of the COVID-19 virus, and governmental travel restrictions. For additional information, see Item 1A, “Risk Factors” in the 2022 Form 10-K.

The B737 MAX 7 and MAX 10 models are currently going through Federal Aviation Administration ("FAA") certification activities. In December 2022, an extension for certification of these two models to December 31, 2024 was granted when the U.S. Congress passed the Fiscal Year 2023 Omnibus Appropriations Bill. If Boeing is unable to achieve certification of these models or the entry into service is inconsistent with current assumptions, future revenues, earnings and cash flows are likely to be adversely impacted.

Our preliminary assessment of the potential impact related to the notice of escapement issued to Boeing for the B737 Vertical Fin Attach Fittings related to our production cost impacts expected to be incurred will result in a total gross margin impact of approximately $31.0 million. As a component of this total preliminary estimate, and included in Note 4 Changes in Estimate, the Company has included an estimate related to the impact to production costs including factory disruption as a negative cumulative catch-up adjustment of approximately $7.0 million within its results for the period ended March 30, 2023. We expect that we will incur additional costs to resolve the quality issue related to the B737 Vertical Fin Attach Fittings, including costs our customer may assert related to the impact of completing these repairs on previously delivered units in their factory, and warranty costs related to affected B737 units in service. As a result of the current uncertainty regarding among other things, the total number of affected units, the methods of acceptable repair on completed units, the total amount of time required to complete the associated repairs, and at what point in time and what manner repairs would be completed on B737 units in service, we cannot reasonably estimate the remaining costs to be incurred relating to the B737 Vertical Fin Attach Fittings quality issue at this time.

B787 Program

In the year ended December 31, 2020, production rate decreases from our customer on the B787 program resulted in incremental forward loss charges of $192.5 million. During the year ended December 31, 2021, the combination of further production rate decreases from our customer and estimated costs of rework and engineering changes resulted in incremental forward loss charges of $153.5 million. During the year ended December 31, 2022, our estimates for further production rate decreases and build schedule changes, supply chain costs, and other costs, including costs of rework, drove additional forward loss charges of $93.5 million. For the three months ended March 30, 2023, our updated estimates drove an additional $8.2 million of forward loss primarily related to additional labor and supply chain cost growth. Additional production rate changes, changes in cost assessments, claims, labor work stoppages, or changes to the scope of quality issues and any associated rework, could result in an incremental increase or decrease to the total estimated loss provision. See also Note 20 Commitments, Contingencies and Guarantees.

Airbus Programs

In the year ended December 31, 2020, the A350 program recorded forward loss charges of $147.9 million associated with customer driven production rate changes. During the year ended December 31, 2021, the A350 program recorded forward loss charges of $55.2 million related to customer driven production rate changes and quality-related costs. The A350 program recorded additional forward loss charges of $105.7 million for the year ended December 31, 2022 related to estimated quality-related costs, non-recurring engineering and tooling costs, and additional labor, freight, and other cost requirements driven by parts shortages, production and quality issues, and customer production rate changes. For the three months ended March 30, 2023, our updated estimates drove a $15.8 million incremental estimated forward loss driven by the impact of schedule changes and other supply chain cost growth.

The A220 wing program recorded additional forward losses of $25 million for the year ended December 31, 2022, primarily related to the bankruptcy of a supplier and associated failure to deliver key parts on the program. For the three months ended March 30, 2023, our updated estimates drove a $80.9 million incremental estimated forward loss on the A220 wing program, driven by estimated supply chain costs including certain non-recurring cost estimates, schedule changes, and foreign exchange headwinds.

Critical Accounting Estimates

Goodwill

Goodwill is assessed for impairment annually on the first day of the fourth quarter, or whenever events or circumstances indicate that it is more likely than not that the estimated fair value of a reporting unit is below its carrying value.

For the year ended December 31, 2022, in accordance with our annual assessment policy, we opted to bypass the qualitative assessment and performed a quantitative assessment to test goodwill for impairment.

As part of our impairment assessment, we utilized a third-party to assist us with estimating the fair value of each of our respective reporting units under both the income approach and the market approach with equal weighing applied to the results of each approach. These approaches require making assumptions regarding long-term growth rates, revenue and earnings projections, estimation of cash flows, discount rates, and market and company-specific factors.

The results of our annual assessment indicated that the fair value substantially exceeded the carrying value for each reporting unit, and as a result, no impairment existed as of the annual assessment date during the fourth quarter of 2022. Further, we have not identified any indications of impairment that would prompt an interim impairment assessment for the quarter ended March 30, 2023.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended
	March 30, 2023	March 31, 2022
	($ in millions)
Revenue	$1,431.4	$1,174.7
Cost of sales	1,432.2	1,139.9
Gross profit	(0.8)	34.8
Selling, general and administrative	77.4	64.5
Restructuring costs	6.3	0.2
Research and development	10.6	12.3
Operating loss	(95.1)	(42.2)
Interest expense and financing fee amortization	(72.4)	(58.9)
Other (expense) income, net	(117.4)	37.7
Loss before income taxes and equity in net loss of affiliates	(284.9)	(63.4)
Income tax benefit	4.3	11.0
Loss before equity in net loss of affiliates	(280.6)	(52.4)
Equity in net loss of affiliates	(0.7)	(0.4)
Net loss	$(281.3)	$(52.8)

Comparative shipset deliveries by model were as follows:

	Three Months Ended
Model	March 30, 2023	March 31, 2022
B737	95	60
B747	—	1
B767	8	8
B777	7	5
B787	6	3
Total Boeing	116	77
A220(1)	13	18
A320 Family	142	155
A330	9	6
A350	12	15
Total Airbus	176	194
Total Business and Regional Jets	54	50
Total	346	321

(1)    For purposes of measuring production or shipset deliveries for Boeing aircraft in a given period, the term “shipset” refers to sets of structural fuselage components produced or delivered for one aircraft in such period. For purposes of measuring production or shipset deliveries for Airbus A220 aircraft in a given period, the term “shipset” refers to sets of structural wing components produced or delivered for one aircraft in such period. For purposes of measuring production or shipset deliveries for all other Airbus and Business/Regional Jet aircraft in a given period, the term “shipset” refers to all structural aircraft components produced or delivered for one aircraft in such period. Other components that are part of the same aircraft shipsets could be produced or shipped in earlier or later accounting periods than the components used to measure production or shipset deliveries, which may result in slight variations in production or delivery quantities of the various shipset components in any given period.

Net revenues by prime customer were as follows:

	Three Months Ended
Prime Customer	March 30, 2023	March 31, 2022
	($ in millions)
Boeing	$921.1	$647.2
Airbus	267.6	303.9
Other	242.7	223.6
Total net revenues	$1,431.4	$1,174.7

Changes in Estimates

During the first quarter of 2023, we recognized unfavorable changes in estimates of $121.9 million, which included net forward loss charges of $110.0 million, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2023 of $11.9 million. The forward losses in the first quarter were primarily driven by estimated supply chain costs including certain non-recurring cost estimates, schedule changes, and foreign exchange headwinds on the A220 program, schedule changes and other supply chain cost growth on the A350 program, additional labor and supply chain cost growth on the B787 program, and increased cost projections on the CL650 program. The unfavorable cumulative catch-up adjustments primarily relate to our preliminary assessment of the impact to production costs including factory disruption related to the notice of escapement issued to Boeing for the B737 Vertical Fin Attach Fittings and other supply chain cost growth. As referenced above, we utilize a periodic forecasting process to assess the progress and performance of our programs. We may continue to experience forward losses in the future as a result of production schedule impacts from our customers, increases in costs related to persistent inflation, or other factors resulting in cost estimates higher than our original forecast.

During the same period in the prior year, we recognized total unfavorable changes in estimates of $50.0 million, which included net forward loss charges of $23.8 million, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2022 of $26.2 million.

Three Months Ended March 30, 2023 as Compared to Three Months Ended March 31, 2022

Revenue.  Net revenue for the three months ended March 30, 2023 was $1,431.4 million, an increase of $256.7 million, or 21.9%, compared to net revenue of $1,174.7 million for the same period in the prior year. The increase in revenue was primarily driven by increased Boeing deliveries partially offset by a decrease in Airbus deliveries. Approximately 83% and 81% of Spirit’s net revenues for the first quarter of 2023 and 2022, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing increased to 116 shipsets during the first quarter of 2023, compared to 77 shipsets delivered in the same period of the prior year, primarily driven by the continued production ramp up of the B737 program along with additional B787 deliveries. Total deliveries to Airbus decreased to 176 shipsets during the first quarter of 2023, compared to 194 shipsets delivered in the same period of the prior year, primarily driven by customer driven schedule changes and production delays. Deliveries for business/regional jet components remained flat with 54 shipsets delivered during the first quarter of 2023, compared to 50 shipsets delivered in the same period of the prior year. In total, deliveries increased to 346 shipsets during the first quarter of 2023, compared to 321 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit.  Gross loss was $0.8 million for the three months ended March 30, 2023, compared to gross profit of $34.8 million for the same period in the prior year. The decrease in profit from the prior year period was primarily driven by higher gross profit from additional Boeing deliveries offset by higher negative changes in estimates in the first quarter of 2023 and the absence of income related to the Aviation Manufacturing Jobs Protection ("AMJP") Program that was recognized in the first quarter of 2022. In the first quarter of 2023, we recognized $43.3 million of excess capacity production costs driven by production schedule changes on B737 MAX, A220 and A320 programs compared to prior year excess capacity cost of $49.8 million and abnormal costs related to workforce adjustments, net of the U.S. employee retention credit and U.K. government subsidies, of $9.5 million. In the first quarter of 2023, we recognized $11.9 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2023, and $110.0 million of net forward loss charges. As mentioned in the Changes in Estimates section above, the forward losses recorded in the first quarter of 2023 were driven by estimated supply chain costs including certain non-recurring cost estimates, schedule changes, and foreign exchange headwinds on the A220 program, schedule changes and other supply chain cost growth on the A350 program, additional labor and supply chain cost growth on the B787 program, and increased cost projections on the CL650 program. In the first quarter of 2022, we recorded $26.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2022, and $23.8 million of net forward loss charges primarily related to the impact of reduced production volumes and increased costs of rework on the B787 program and increased costs of quality and production schedule changes on the A350 program. Additionally, income related to the AMJP Program of $32.6 million was recognized as a reduction of cost of sales in the first quarter of 2022.

SG&A and Research and Development. Current period SG&A was higher than in the prior year period by $12.9 million, primarily due to greater support labor, purchased services activity and severance payments. Relatively less research and development activity drove expense $1.7 million lower for the three months ended March 30, 2023, as compared to the same period in the prior year.

Restructuring Costs. Restructuring costs for cost-alignment and headcount reductions increased $6.1 million for the three months ended March 30, 2023, as compared to the same period in the prior year. There was $6.3 million of restructuring costs recorded in the current period, and the variance primarily reflects the results of voluntary separation program activity in the current period.

Operating (Loss) Income.  Operating loss for the three months ended March 30, 2023 was $95.1 million, an increase of $52.9 million, compared to operating loss of $42.2 million for the same period in the prior year. The variance reflects the decreased gross profit on sales and increases in restructuring costs and SG&A costs mentioned above.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended March 30, 2023 increased $13.5 million compared to the same period in the prior year, driven by higher interest rates offset by lower interest expense on the repayable investment agreement with the Department for Business, Energy, and Industrial Strategy of the Government of the United Kingdom which was in place in the prior year period but fully settled in 2022. The three months ended March 30, 2023 includes $66.6 million of interest and fees paid or accrued in connection with long-term debt and $1.8 million in amortization of deferred financing costs and original issue discount, compared to $48.1 million of interest and fees paid or accrued in connection with long-term debt and $1.9 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. See also Note 15 Debt.

Other (Expense) Income, net. Other expense, net for the three months ended March 30, 2023 was ($117.4) million, compared to other income of $37.7 million for the same period in the prior year, an increase in expense of $155.1 million. The increase in other expense primarily reflects a net foreign currency exchange loss of ($8.5) million in the current period, versus a gain of $14.9 million in the same period of the prior year, increased excise tax of ($35.9) million related to a pension plan assets reversion in the current period and net pension related expense in the current year period of ($62.7) million versus net pension related income of $23.2 million in the prior year period. The respective pension income/expense values are separately driven by special accounting impacts related to pension plan termination activities that were respectively undertaken in each period. See also Note 16 Pension and Other Post-Retirement Benefits.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of March 30, 2023. The net valuation allowance was increased by $32.1 million in the U.S. and increased by $18.7 million in the U.K. for the three months ended March 30, 2023.

The income tax provision for the three months ended March 30, 2023 includes $2.2 million for federal taxes, ($4.2) million for state taxes and ($2.3) million for foreign taxes. The income tax provision for the three months ended March 31, 2022 includes $5.9 million for federal taxes, ($6.5) million for state taxes and ($10.4) million for foreign taxes. The effective tax rate for the three months ended March 30, 2023 is 1.5% as compared to 17.4% for the same period in 2022. As we are reporting a pre-tax loss for the three months ended March 30, 2023, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

The decrease from the U.S. statutory tax rate is attributable primarily to nondeductible interest expense, nondeductible excise tax, valuation allowances on deferred tax assets, and foreign rate differences, partially offset by state credits generated, net of valuation allowance.

Segments. The following table shows segment revenues and operating income for the three months ended March 30, 2023 and March 31, 2022:

	Three Months Ended
	March 30, 2023	March 31, 2022
	($ in millions)
Segment Revenues
Commercial	$1,148.5	$938.4
Defense & Space	188.4	158.5
Aftermarket	94.5	77.8
	$1,431.4	$1,174.7
Segment Operating Income (Loss)
Commercial	$(45.5)	$(3.4)
Defense & Space	19.2	20.0
Aftermarket	19.2	18.0
	$(7.1)	$34.6
SG&A	(77.4)	(64.5)
Research and development	(10.6)	(12.3)
Total operating loss	$(95.1)	$(42.2)

Commercial segment, Defense & Space segment, and Aftermarket segment represented approximately 80%, 13%, and 7%, respectively, of our net revenues for the three months ended March 30, 2023 and approximately 80%, 13%, and 7%, respectively, of our net revenues for the three months ended March 31, 2022.

Commercial segment.  Commercial segment net revenues for the three months ended March 30, 2023 were $1,148.5 million, an increase of $210.1 million, or 22%, compared to the same period in the prior year. The increase in revenues was primarily driven by increased deliveries to Boeing in the current period.

Commercial segment operating margins were (4%) for the three months ended March 30, 2023, compared to 0% for the same period in the prior year. The margin decrease for the three months ended March 30, 2023, as compared to the prior year period, was driven by higher gross profit from additional Boeing deliveries offset by higher negative changes in estimates in the first quarter of 2023 as compared to the prior year. In the first quarter of 2023, the segment recorded unfavorable cumulative catch-up adjustments of $11.0 million and net forward loss charges of $109.9 million. In comparison, during the first quarter of 2022, the segment recorded unfavorable cumulative catch-up adjustments of $26.4 million and net forward loss charges of $25.8 million. For the three months ended March 30, 2023, the Commercial segment included $40.9 million of excess capacity production costs and $5.4 million net restructuring and other costs, compared with excess capacity costs of $46.8 million, net workforce reductions of $9.5 million, and restructuring costs of $0.2 million for the same period in the prior year. Income related to the AMJP Program of $28.4 million was recognized as a reduction to cost of sales in the first quarter of 2022.

Defense & Space segment. Defense & Space segment net revenues for the three months ended March 30, 2023 were $188.4 million, an increase of $29.9 million, or 19%, compared to the same period in the prior year. The variance from the prior year period includes the impact of additional revenues from progress on classified programs and increased production of the Boeing B737 program, the contracts for which include units produced for the Boeing P-8 program that are accounted for in the Defense & Space segment.

Defense & Space segment operating margins decreased to 10% for the three months ended March 30, 2023, compared to 13% for the same period in the prior year. The decrease in margin over the prior year period was driven by higher gross profit from additional Defense revenue offset by miscellaneous program charges and the absence of income related to the AMJP Program received in the first quarter of 2022. For the three months ended March 30, 2023 the Defense & Space segment included $2.4 million of excess capacity production costs, compared with excess capacity costs of $3.0 million for the same period in the prior year, and restructuring costs of $0.9 million, compared with restructuring costs of $0.0 million for the same period in the prior year. The segment recorded unfavorable cumulative catch-up adjustments of $0.9 million for the three months ended March 30, 2023. The segment recorded net forward loss charges of $0.1 million for the three months ended

March 30, 2023. In comparison, during the same period of the prior year, the segment recorded net favorable cumulative catch-up adjustments of $0.2 million and favorable net forward loss adjustments of $2.0 million. Income related to the AMJP Program of $2.3 million was recognized as a reduction to cost of sales in the first quarter of 2022.

Aftermarket segment.   Aftermarket segment net revenues for the three months ended March 30, 2023 were $94.5 million, an increase of $16.7 million, or 21%, compared to the same period in the prior year. Aftermarket segment operating margins were 20% for the three months ended March 30, 2023, compared to 23% for the same period in the prior year. The reduction in margins was driven by lower margins on both increased spare part sales and increased maintenance, repair, and overhaul ("MRO") sales activity compared to the same period in the prior year as well as the absence of income related to the AMJP Program of $1.9 million that was recognized in the first quarter of 2022.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal sources of liquidity are operating cash flows from continuing operations and borrowings to finance our business operations. Our operating cash flows from continuing operations have been adversely impacted by, among other things, the B737 MAX grounding, the COVID-19 pandemic, production rate changes for the B737 MAX program and other programs, supply chain disruptions, labor shortages and cost increases affecting our business. We expect those adverse impacts to continue for 2023 and beyond. In addition, we will incur additional cash costs during 2023 related to the quality issue related to the B737 Vertical Fin Attach Fittings, including costs of completing repairs on previously delivered units and warranty costs related to affected B737 units in service. As a result of the current uncertainty regarding the total number of affected units, the methods of acceptable repair on completed units, the total amount of time required to complete the associated repairs, and at what point in time and what manner repairs would be completed on B737 units in service, we cannot reasonably estimate the total cash costs at this time. For purposes of assessing our liquidity needs in this section, we have assumed that Boeing would not further reduce the B737 MAX production rate and that other customers generally would not further reduce their production rates. For risks that may affect that assumption, see Item 1A, “Risk Factors” in our 2022 Form 10-K.
After the balance sheet date of March 30, 2023, Spirit entered into agreements with certain customers to provide $280.0 million of cash advances, based upon certain agreed upon performance criteria, which Spirit expects to receive in the second and fourth quarters of 2023. We expect these advances to be accounted for as financing cash flows.
As of March 30, 2023, our debt balance was $3,870.9 million, including $55.1 million of debt classified as short-term. As of March 30, 2023, we had $567.8 million of cash and cash equivalents on the Condensed Consolidated Balance Sheet, which reflects a decrease of $90.8 million from the cash and cash equivalents balance of $658.6 million as of December 31, 2022.
Based on current operating trends and the receipt of the cash advances referred to above, we believe our cash on hand and cash flows generated from operations, together with other sources of liquidity and our ability to vary our cost structure, will provide sufficient liquidity for the next twelve months and for the foreseeable future beyond the next twelve months. Beyond the next twelve months, this belief assumes that we will be able to refinance our indebtedness at or prior to maturity with new borrowings or other sources of liquidity. Limitations on our ability to access the capital or credit markets, the cost impacts of additional production rate changes or quality issues, difficulty with managing costs due to labor shortages, supply chain disruptions, inflation or other factors, or unfavorable terms or general reductions in liquidity, may adversely and materially impact our business, financial condition, and results of operations, and prevent us from being able to meet our obligations as they become due. There can be no assurance that we will be able to access the capital or credit markets or, if we do have such access, that it will be on favorable terms.

As noted in our 2022 Form 10-K, approximately 55% of our U.S. employees are represented by an agreement with the International Association of Machinists and Aerospace Workers (IAM) pursuant to an agreement that expires in June 2023. If we were unable to renew our agreement with the IAM, or if our employees were to engage in a strike, work stoppage or other slowdown, our business would be impacted and those impacts would be material if any such disruption continued for a significant period of time. Impacts of a significant disruption would include our inability to deliver products to our customers on a timely basis and produce the operating cash flow to provide sufficient liquidity to fund our operating, investing, and financing activities. Impacts of a disruption could also include breaches of our supply agreements and other contractual obligations, a loss of business, an increase in our operating expenses, and defaults under the instruments governing our indebtedness, each of which could have a material adverse effect on our business, financial condition and results of operations. In addition, any new labor agreement with the IAM will increase our operating expenses, and that increase could be material, which would create further difficulties in managing our operating cash flow. Our statement that we believe our cash on hand and cash flows generated from operations, together with other sources of liquidity and our ability to vary our cost structure, will provide sufficient liquidity for the next twelve months and for the foreseeable future beyond the next twelve months is based on the assumption that we will reach a new labor agreement with the IAM that incorporates manageable additional compensation expenses.

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

We have agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third-party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with us, and they continue to allow us to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s, Airbus’s, and Rolls-Royce's financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing, Airbus, or Rolls-Royce due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues, which could have an adverse impact upon our operating results, financial condition and cash flows. For the three months ended March 30, 2023, $849.4 million of accounts receivable were sold via these arrangements.

Customer Advances

After the balance sheet date of March 30, 2023, we entered into agreements with certain customers to provide cash advances, based upon certain agreed upon performance criteria, which we expect to receive in the second and fourth quarters of 2023. We will receive advances of $230.0 million in the second quarter, $180.0 of which is from Boeing.

The remaining advance of $50.0 to be received in the second quarter of 2023, and the expected incremental advance of $50.0 in the fourth quarter of 2023 will require equal quarterly repayments in 2025.

See Note 26 Subsequent Events, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Cash Flows

The following table provides a summary of our cash flows for the three months ended March 30, 2023 and March 31, 2022:

	For the Three Months Ended
	March 30, 2023	March 31, 2022
	($ in millions)
Net cash used in operating activities	$(46.2)	$(270.2)
Net cash used in investing activities	(22.9)	(27.7)
Net cash used in financing activities	(20.1)	(28.1)
Effect of exchange rate change on cash and cash equivalents	0.9	(0.8)
Net decrease in cash, cash equivalents and restricted cash for the period	(88.3)	(326.8)
Cash, cash equivalents, and restricted cash beginning of period	678.4	1,498.4
Cash, cash equivalents, and restricted cash, end of period	$590.1	$1,171.6

 Three Months Ended March 30, 2023 as Compared to Three Months Ended March 31, 2022

Operating Activities. For the three months ended March 30, 2023, we had a net cash outflow of $46.2 million from operating activities, a decrease in net outflow of $224 million compared to a net cash outflow of $270.2 million for the same period in the prior year. The decrease in net cash outflow, period over period, primarily represents the excess pension plan asset reversion to cash discussed in Note 16 Pension and Other Post-Retirement Benefits.

Investing Activities. For the three months ended March 30, 2023, we had a net cash outflow of $22.9 million for investing activities, a decrease in outflow of $4.8 million compared to a net cash outflow of $27.7 million for the same period in the prior year. The cash outflows for investing activities in both periods was driven by capital expenditures.

Financing Activities. For the three months ended March 30, 2023, we had a net cash outflow of $20.1 million for financing activities, a decrease in outflow of $8 million, compared to a net cash outflow of $28.1 million for the same period in the prior year. The decreased cash outflow was primarily driven by $11.0 million related to a repayable investment agreement with the Department for Business, Energy, and Industrial Strategy of the Government of the United Kingdom which was in place in the prior year period but fully settled in 2022. During the three months ended March 30, 2023, we did not pay any dividends, compared to a dividend of $1.1 million paid in the same period in the prior year. There were no repurchases of Common Stock under our share repurchase program during either the three months ended March 30, 2023 or March 31, 2022.

Pension and Other Post-Retirement Benefit Obligations

Effective October 1, 2021, we spun off a portion of the existing Pension Value Plan ("PVP A"), to a new plan called PVP B ("PVP B"). As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At March 30, 2023 and December 31, 2022, an excess pension plan asset reversion of $60.5 million and $71.1 million is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over seven years as they are distributed to employees under a qualified benefit program.

Separately, during the three months ended March 30, 2023, we received an excess plan asset reversion of $179.5 million of cash from PVP A. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the three months ended March 30, 2023. Excise tax of $35.9 million related to the reversion of excess plan assets was separately recorded to the Other income (expense), net line item on the Consolidated Statements of Operations for the three months ended March 30, 2023. See also Note 23 Other Income (Expense), Net to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

As disclosed in the Company's 2022 Form 10-K, in July 2022 the Company adopted and communicated to participants a plan to terminate PVP A. In the first quarter of 2023, the Company recognized additional non-cash, pre-tax non-operating settlement accounting charges of $64.6 million related to the purchase of annuities for any participants not electing a lump-sum distribution.

Our U.S. pension plan remained fully funded at March 30, 2023. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16 Pension and Other Post-Retirement Benefits to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information on the Company’s pension plans. Other than the reversion of excess plan assets noted above, which was accounted for as a negative contribution, the Company's expected contributions for the current year have not significantly changed from those described in the Company's 2022 Form 10-K. The Shorts’ Pension has been in a deficit position during recent years, and there is a risk that additional contributions will be required from the trustees or the U.K. Pension Regulator as described under Part I, Item 1A. "Risk Factors" of our 2022 Form 10-K.

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into a series of currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling at our operations located in Belfast, Northern Ireland. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through December 2023. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain recognized in AOCI was $2.5 million for the three months ended March 30, 2023. Within the next 12 months, the Company expects to recognize a gain of $3.5 million in earnings related to the foreign currency forward contracts. As of March 30, 2023, the maximum term of the hedged forecasted transaction was 9 months.

See Note 14 Derivative and Hedging Activities, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Debt and Other Financing Arrangements

As of March 30, 2023, the outstanding balance of the senior secured Term Loan B Credit Agreement was $592.5 million and the carrying value was $573.0 million.

As of March 30, 2023, the outstanding balance of the 2023 Notes and the 2028 Notes was $0.0 million and $700.0 million, respectively, and the carrying value was $0.0 million and $696.1 million, respectively.

As of March 30, 2023, the outstanding balance of the Second Lien 2025 Notes, First Lien 2025 Notes, and 2026 Notes was $1,200.0 million, $20.8 million, and $300.0 million, respectively, and the carrying value was $1,191.9 million, $20.8 million, and $298.9 million.

As of March 30, 2023, the outstanding balance of the First Lien 2029 Notes was $900.0 million and the carrying value was $887.3 million.

See Note 15 Debt, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Information Regarding Guarantors of Spirit’s Notes Registered Under the Securities Act of 1933

Spirit’s 2026 Notes are guaranteed by Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”) and the Company, and Spirit’s 2028 Notes are guaranteed by the Company. None of Spirit’s notes are guaranteed by Spirit’s or the Company's other domestic subsidiaries or any foreign subsidiaries (together, the “Non-Guarantor Subsidiaries”). The Company consolidates each of Spirit and Spirit NC in its consolidated financial statements. Spirit and Spirit NC are both 100 percent-owned and controlled by the Company. The Company's guarantees of Spirit’s indebtedness are full and unconditional, except that the guarantees may be automatically released and relieved upon satisfaction of the requirements for legal defeasance or covenant defeasance under the applicable indenture being met. The Company's guarantees are also subject to a standard limitation which provides that the maximum amount guaranteed by the Company will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.

The guarantees of the Company and Spirit NC with respect to Spirit’s 2026 Notes are made on a joint and several basis. The guarantee of Spirit NC is not full and unconditional because Spirit NC can be automatically released and relieved of its obligations under certain circumstances, including if it no longer guarantees Spirit’s credit facility. Like the Company's guarantees, the guarantee of Spirit NC is subject to a standard limitation which provides that the maximum amount guaranteed by Spirit NC will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.

All of the existing guarantees by the Company and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of the Company and Spirit NC (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of March 30, 2023, indebtedness of our non-guarantor subsidiaries included $320.2 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $17.8 million of finance leases of our non-guarantor subsidiaries. Based on our understanding of Rule 3-10 of Regulation S-X (“Rule 3-10”), we believe that the Company's guarantees of Spirit’s indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for the Company, Spirit and Spirit NC, which is a consolidated guarantor subsidiary, in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes information regarding the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented. The following tables include summarized financial information of Spirit, the Company, and Spirit NC (together, the “obligor group”). Investments in and equity in the earnings of the Company's Non-Guarantor Subsidiaries, which are not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis for Spirit and the Company, and separately for Spirit NC, with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented in separate line items, if they are material. There are no non-controlling interest in any of the obligor group entities.

Summarized Statements of Income	Three months ended March 30, 2023
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$1,130.5	$—
Net Sales to Non-Guarantor Subsidiaries	4.4	12.0
Gross profit on sales to unrelated parties	78.9	—
Gross (loss) profit on sales to Non-Guarantor Subsidiaries	(2.8)	0.7
Loss from continuing operations	(168.2)	(1.7)
Net loss	$(168.2)	$(1.7)

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	March 30, 2023	December 31, 2022	March 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$426.8	$487.7	$—	$—
Receivables due from Non-Guarantor Subsidiaries	92.6	85.9	19.6	15.7
Receivables due from unrelated parties	300.3	242.7	—	0.6
Contract assets	465.6	449.8	—	—
Inventory, net	864.0	869.1	119.5	103.7
Other current assets	39.1	6.2	—	—
Total current assets	$2,188.4	$2,141.4	$139.1	$120.0
Loan receivable from Non-Guarantor Subsidiaries	320.2	355.2	—	—
Property, plant and equipment, net	1,469.3	1,503.1	197.6	205.2
Pension assets, net	65.6	249.2	—	—
Other non-current assets	295.0	314.7	5.1	5.2
Total non-current assets	$2,150.1	$2,422.2	$202.7	$210.4
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$112.4	$134.7	$4.8	$6.6
Accounts payable to unrelated parties	672.7	681.0	31.5	26.4
Accrued expenses	402.7	282.3	1.8	1.5
Current portion of long-term debt	47.0	67.6	1.1	1.1
Other current liabilities	418.4	328.7	0.5	0.5
Total current liabilities	$1,653.2	$1,494.3	$39.7	$36.1
Long-term debt	3,800.8	3,778.5	4.1	4.4
Contract liabilities, long-term	229.5	245.3	—	—
Forward loss provision, long-term	179.4	215.4	—	—
Other non-current liabilities	387.8	478.0	4.6	4.7
Total non-current liabilities	$4,597.5	$4,717.2	$8.7	$9.1

Supply Chain Financing Applicable to Suppliers

We have provided certain suppliers with access to a supply chain financing program through a facility with a third-party financing institution. Our suppliers’ ability to access the program is primarily dependent upon the strength of our financial condition and certain qualifying criteria. This program was primarily entered into as a result of seeking payment term extensions with suppliers, and the program allows suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. While our suppliers’ access to this supply chain financing program could be curtailed if our credit ratings are downgraded due to a potential reduction in the capacity of the facility, we do not expect that changes in the availability of supply chain financing to our suppliers will have a significant impact on our liquidity.

The balance of confirmed obligations to suppliers who elected to participate in the supply chain financing program included in our accounts payable balance as of March 30, 2023 and March 31, 2022 was $110.6 million and $72.3 million, respectively. Confirmed obligations to suppliers who elected to participate in the supply chain financing program increased by $8.6 million and $13.4 million during the three-month periods ended March 30, 2023 and March 31, 2022, respectively. The changes in each period primarily reflect purchases from suppliers related to production levels during the applicable period.

See Note 24 Supplier Financing, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of March 30, 2023, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $202.6 million.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

You should read the discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. The section may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of the 2022 Form 10-K. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

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
•any reduction in our credit ratings;
•our ability to access the capital or credit markets to fund our liquidity needs, and the costs and terms of any additional financing;
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

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You should review carefully the section captioned “Risk Factors” in the 2022 Form 10-K for a more complete discussion of these and other factors that may affect our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K which could materially affect our business, financial condition or results of operations. There have been no material changes in the Company’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2023 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2022 Form 10-K is included in Note 20 Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our 2022 Form 10-K includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of our Common Stock that is registered pursuant to Section 12 of the Exchange Act during the three months ended March 30, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

January 1, 2023 - February 2, 2023	268	$32.49	—	$925.0
February 3, 2023 - March 2, 2023	82,472	$35.93	—	$925.0
March 3, 2023 - March 30, 2023	54,267	$33.40	—	$925.0
Total	137,007	$34.96	—	$925.0

(1) 137,007 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the 2014 Omnibus Incentive Plan. No purchases were made under our Board-approved share repurchase program.

(2) The total authorization amount remaining under the Company's Board-approved share repurchase program is $925.0 million. Share repurchases are currently on hold. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On April 28, 2023, Spirit entered into a memorandum of agreement with Boeing to provide $180.0 million of cash advances, based upon certain agreed upon performance criteria, which Spirit expects to receive in the second quarter of 2023.

This advance requires a repayment of $90.0 on February 14, 2024, and $90.0 on February 14, 2025. Spirit’s repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) Spirit fails to make any repayment in full on the applicable Repayment Date, (ii) Spirit fails to submit a satisfactory written confirmation that Spirit is able to and intends to make the required repayment thirty days prior to each Repayment Date, as required under the agreement, or (iii) Spirit repudiates any performance obligation under the agreement or certain of Spirit’s existing agreements with Boeing. Boeing will have the right to set off any unpaid amount due and payable under the memorandum of agreement from any amount owed to Boeing under any other agreement between the parties.

Item 6.  Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents

10.1††	Amendment 51 to Special Business Provisions (SBP) BCA-MS-65530-0016, dated January 4, 2023, by and between Spirit AeroSystems, Inc. and The Boeing Company.	*

10.2†	Amended and Restated Employee Stock Purchase Plan, effective October 21, 2022.	*

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates management contract or compensation plan or arrangement

††	Indicates that portions of the exhibit (indicated by asterisks) have been omitted as such information is (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	May 3, 2023
Mark J. Suchinski	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon Ward	Vice President, Corporate Controller	May 3, 2023
Damon Ward	(Principal Accounting Officer)