Form 10-Q
period 2023-09-28
Spirit AeroSystems Holdings, Inc.
filed 2023-11-01
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 28, 2023
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 18, 2023, the registrant had 105,570,958 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
	($ in millions, except per share data)
Revenue	$1,438.9	$1,276.9	$4,235.0	$3,709.5
Operating costs and expenses
Cost of sales	1,492.5	1,194.0	4,320.2	3,611.4
Selling, general and administrative	69.2	69.1	217.2	203.8
Restructuring costs	—	—	7.2	0.2
Research and development	10.1	9.3	33.9	36.5
Other operating expense	0.8	—	5.7	—
Total operating costs and expenses	1,572.6	1,272.4	4,584.2	3,851.9
Operating income (loss)	(133.7)	4.5	(349.2)	(142.4)
Interest expense and financing fee amortization	(75.1)	(56.8)	(221.1)	(170.8)
Other income (expense), net	7.3	(42.1)	(120.0)	30.2
Loss before income taxes and equity in net income (loss) of affiliates	(201.5)	(94.4)	(690.3)	(283.0)
Income tax provision	(2.4)	(32.9)	(1.1)	(18.4)
Loss before equity in net income (loss) of affiliates	(203.9)	(127.3)	(691.4)	(301.4)
Equity in net income (loss) of affiliates	—	(0.3)	(0.2)	(1.2)
Net loss	$(203.9)	$(127.6)	$(691.6)	$(302.6)
Less noncontrolling interest in earnings of subsidiary	(0.2)	—	—	—
Net loss attributable to common shareholders	$(204.1)	$(127.6)	$(691.6)	$(302.6)
Loss per share
Basic	$(1.94)	$(1.22)	$(6.58)	$(2.89)
Diluted	$(1.94)	$(1.22)	$(6.58)	$(2.89)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
	($ in millions)
Net loss	$(203.9)	$(127.6)	$(691.6)	$(302.6)
Changes in other comprehensive loss, net of tax:
Pension, SERP, and retiree medical adjustments, net of tax effect of $1.2 and $31.9 for the three months ended, respectively, and ($15.2) and $30.9 for the nine months ended, respectively.	0.8	(100.8)	49.5	(98.2)
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax effect of $0.6 and $1.3 for the three months ended, respectively, and ($0.2) and $3.1 for the nine months ended, respectively.	(1.1)	(3.2)	0.4	(7.2)
Unrealized gain (loss) on cash flow hedges, net of tax effect of $1.2 and $0.0 for the three months ended, respectively, and $0.1 and $0.0 for the nine months ended, respectively.	(5.2)	(18.5)	2.5	(35.5)
Reclassification of (gain) loss on cash flow hedges to earnings, net of tax effect of $0.0 and $0.0 for the three months ended, respectively, and $0.0 and $0.0 for the nine months ended, respectively.	(3.8)	6.5	(1.7)	12.1
Foreign currency translation adjustments	(22.8)	(37.0)	3.2	(83.5)
Total other comprehensive (loss) gain, net of tax	(32.1)	(153.0)	53.9	(212.3)
Less comprehensive income attributable to noncontrolling interest	(0.2)	—	—	—
Total comprehensive loss	$(236.0)	$(280.6)	$(637.7)	$(514.9)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 28, 2023	December 31, 2022
	($ in millions)
Assets
Cash and cash equivalents	$374.1	$658.6
Restricted cash	0.2	0.2
Accounts receivable, net	610.3	489.5
Contract assets, short-term	596.0	501.0
Inventory, net	1,690.0	1,470.7
Other current assets	50.6	38.3
Total current assets	3,321.2	3,158.3
Property, plant and equipment, net	2,084.1	2,205.9
Right of use assets	93.5	94.3
Contract assets, long-term	20.9	1.2
Pension assets	28.3	196.9
Restricted plan assets	61.4	71.1
Deferred income taxes	0.1	4.8
Goodwill	631.1	630.5
Intangible assets, net	200.0	211.4
Other assets	97.5	91.8
Total assets	$6,538.1	$6,666.2
Liabilities
Accounts payable	$1,030.3	$919.8
Accrued expenses	479.5	411.7
Profit sharing	18.1	40.5
Current portion of long-term debt	64.2	53.7
Operating lease liabilities, short-term	8.4	8.3
Advance payments, short-term	36.5	24.9
Contract liabilities, short-term	157.2	111.1
Forward loss provision, short-term	335.3	305.9
Deferred revenue and other deferred credits, short-term	48.4	21.7
Other current liabilities	172.1	54.9
Total current liabilities	2,350.0	1,952.5
Long-term debt	3,811.0	3,814.9
Operating lease liabilities, long-term	84.9	85.4
Advance payments, long-term	276.9	199.9
Pension/OPEB obligation	22.2	25.2
Contract liabilities, long-term	195.6	245.3
Forward loss provision, long-term	289.4	369.2
Deferred revenue and other deferred credits, long-term	87.2	49.0
Deferred grant income liability - non-current	25.4	25.7
Deferred income taxes	8.2	1.3
Other non-current liabilities	243.0	141.6
Stockholders’ Equity
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 105,304,482 and 105,252,421 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,205.3	1,179.5
Accumulated other comprehensive loss	(150.0)	(203.9)
Retained earnings	540.9	1,232.5
Treasury stock, at cost (41,587,480 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders' equity	(859.4)	(247.5)
Noncontrolling interest	3.7	3.7
Total equity	(855.7)	(243.8)
Total liabilities and equity	$6,538.1	$6,666.2

 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest

	Shares	Amount						Total
	($ in millions, except share data)
Balance — December 31, 2022	105,252,421	$1.1	$1,179.5	$(2,456.7)	$(203.9)	$1,232.5	$3.7	$(243.8)
Net loss	—	—	—	—	—	(487.5)	—	(487.5)
Employee equity awards	360,884	—	19.2	—	—	—	—	19.2
Stock forfeitures	(230,612)	—	—	—	—	—	—	—
Net shares settled	(173,639)	—	(5.8)	—	—	—	—	(5.8)
ESPP shares issued	79,840	—	3.2	—	—	—	—	3.2
Other	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive gain (loss)	—	—	—	—	86.0	—	—	86.0
Balance — June 29, 2023	105,288,894	$1.1	$1,196.1	$(2,456.7)	$(117.9)	$745.0	$3.5	$(628.9)
Net loss	—	—	—	—	—	(204.1)	—	(204.1)
Employee equity awards	8,055	—	8.6	—	—	—	—	8.6
Net shares settled	(8,490)	—	(0.3)	—	—	—	—	(0.3)
ESPP shares issued	—	—	0.9	—	—	—	—	0.9
SERP shares issued	16,023	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	0.2	0.2
Other comprehensive loss	—	—	—	—	(32.1)	—	—	(32.1)
Balance — September 28, 2023	105,304,482	$1.1	$1,205.3	$(2,456.7)	$(150.0)	$540.9	$3.7	$(855.7)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest

	Shares	Amount						Total
	($ in millions, except share data)
Balance — December 31, 2021	105,037,845	$1.1	$1,146.2	$(2,456.7)	$(23.7)	$1,781.4	$0.5	$448.8
Net loss	—	—	—	—	—	(175.0)	—	(175.0)
Dividends declared(1)	—	—	—	—	—	(2.2)	—	(2.2)
Employee equity awards	294,175	—	18.2	—	—	—	—	18.2
Stock forfeitures	(91,196)	—	—	—	—	—	—	—
Net shares settled	(142,743)	—	(6.5)	—	—	—	—	(6.5)
ESPP shares issued	40,078	—	1.9	—	—	—	—	1.9
Other	—	—	—	—	—	0.1	—	0.1
Other comprehensive loss	—	—	—	—	(59.3)	—	—	(59.3)
Balance — June 30, 2022	105,138,159	$1.1	$1,159.8	$(2,456.7)	$(83.0)	$1,604.3	$0.5	$226.0
Net loss	—	—	—	—	—	(127.6)	—	(127.6)
Dividends declared(1)	—	—	—	—	—	(1.0)	—	(1.0)
Employee equity awards	36,890	—	10.5	—	—	—	—	10.5
Stock forfeitures	(1,574)	—	—	—	—	—	—	—
Net shares settled	(13,890)	—	(0.5)	—	—	—	—	(0.5)
Other comprehensive loss	—	—	—	—	(153.0)	—	—	(153.0)
Balance — September 29, 2022	105,159,585	$1.1	$1,169.8	$(2,456.7)	$(236.0)	$1,475.7	$0.5	$(45.6)

(1)    Cash dividends declared per common share were $0.00 and $0.01 for the three months ended September 28, 2023 and September 29, 2022, respectively. Cash dividends declared per common share were $0.00 and $0.03 for the nine months ended September 28, 2023 and September 29, 2022, respectively.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 28, 2023	September 29, 2022
Operating activities	($ in millions)
Net loss	$(691.6)	$(302.6)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	236.9	253.2
Amortization of deferred financing fees	5.2	5.6
Accretion of customer supply agreement	1.8	1.6
Employee stock compensation expense	29.3	28.7
Loss (gain) from derivative instruments	(1.7)	10.5
Loss (gain) from foreign currency transactions	(4.0)	(36.9)
Loss on disposition of assets	0.9	0.8
Deferred taxes	(3.8)	15.7
Pension and other post-retirement plans expense (income)	61.8	17.2
Grant liability amortization	(0.9)	(1.1)
Equity in net loss of affiliates	0.2	1.2
Forward loss provision	(50.7)	(115.3)
Gain on settlement of financial instrument	(1.4)	(21.4)
Change in fair value of acquisition consideration and settlement	(2.4)	—
Changes in assets and liabilities
Accounts receivable, net	(127.0)	(89.0)
Inventory, net	(227.0)	(47.9)
Contract assets	(114.5)	(112.5)
Accounts payable and accrued liabilities	222.2	210.6
Profit sharing/deferred compensation	(22.5)	(47.6)
Advance payments	87.4	(99.3)
Income taxes receivable/payable	1.1	17.8
Contract liabilities	(3.9)	(25.1)
Pension plans employer contributions	178.0	19.1
Deferred revenue and other deferred credits	67.4	(44.4)
Other	19.7	(6.3)
Net cash used in operating activities	(339.5)	(367.4)
Investing activities
Purchase of property, plant, and equipment	(76.5)	(82.7)
Other	—	(6.1)
Net cash used in investing activities	(76.5)	(88.8)
Financing activities
Proceeds from issuance of debt	12.7	—
Payment of principal - settlement of financial instrument	—	(289.5)
Customer financing	180.0	—
Borrowings under revolving credit facility	1.6	—
Principal payments of debt	(47.2)	(33.7)
Payments on term loans	(3.0)	(3.0)
Payment of acquisition consideration	(6.0)	—
Taxes paid related to net share settlement awards	(6.1)	(7.0)
Proceeds from issuance of ESPP stock	2.6	1.9
Debt issuance and financing costs	(0.5)	—
Dividends paid	—	(3.2)
Net cash provided by (used in) financing activities	134.1	(334.5)
Effect of exchange rate changes on cash and cash equivalents	—	(17.5)
Net decrease in cash, cash equivalents, and restricted cash for the period	(281.9)	(808.2)
Cash, cash equivalents, and restricted cash, beginning of period	678.4	1,498.4
Cash, cash equivalents, and restricted cash, end of period	$396.5	$690.2

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Nine Months Ended
	September 28, 2023	September 29, 2022
Cash and cash equivalents, beginning of the period	$658.6	$1,478.6
Restricted cash, short-term, beginning of the period	0.2	0.3
Restricted cash, long-term, beginning of the period	19.6	19.5
Cash, cash equivalents, and restricted cash, beginning of the period	$678.4	$1,498.4

Cash and cash equivalents, end of the period	$374.1	$670.5
Restricted cash, short-term, end of the period	0.2	0.2
Restricted cash, long-term, end of the period	22.2	19.5
Cash, cash equivalents, and restricted cash, end of the period	$396.5	$690.2

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the nine months ended September 28, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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

2.  Adoption of New Accounting Standards

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50). The amendments in the update require additional qualitative and quantitative disclosure about supplier finance programs. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. ASU No. 2022-04 is effective on a retrospective basis for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for an amended disclosure requirement related to certain rollforward information, which is effective on a prospective basis for fiscal years beginning after December 15, 2023. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, and the Company does not expect this guidance to have a material impact prospectively.

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

Changes in estimates could materially adversely affect the Company’s future financial performance. While certain increases in raw material costs can generally be passed on to the Company’s customers, in most instances the Company must fully absorb cost overruns. Some of the factors that may cause the costs incurred in fulfilling contracts to vary substantially from current estimates are technical problems, production rate changes, production stoppages, materials shortages, supplier difficulties, realization targets, existence of and execution to recovery plans caused by these factors, and multiple other events, including those identified in Item 1A. “Risk Factors” of the 2022 Form 10-K. The risk particularly applies to products such as the B787, A220, and A350, which are in forward loss positions.

During the third quarter ended September 28, 2023, the Company recognized unfavorable changes in estimates of $165.1, which included net forward loss charges of $101.1, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2023 of $64.0. The forward losses in the third quarter were primarily driven by labor and production cost growth on the A350 program, additional labor and supply chain cost growth on the B787 program, increased factory performance and supply chain costs on the B767 program, and production costs incurred on the Sikorsky CH-53K program. The unfavorable cumulative catch-up adjustments primarily relate to increased factory performance costs and rework costs related to the quality issue on the B737 aft pressure bulkhead on the B737 program, and production cost overruns and foreign currency movements on the A320 program.

During the third quarter ended September 29, 2022, the Company recognized unfavorable changes in estimates of $54.0, which included net forward loss charges of $49.1, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2022 of $4.9. The forward losses in the quarter ended September 29, 2022 were primarily driven by losses on the A350, B787, and RB3070 programs. Increased cost estimates for production on the A350 program resulted in a forward loss reflecting additional labor, freight, and other cost requirements driven by parts shortages and production and quality issues. The B787 program forward loss was driven by increased cost estimates for supply chain, rework, and fixed cost absorption. The

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

RB3070 nacelle program forward loss was driven by increased engineering cost estimates. The unfavorable cumulative catch-up adjustments primarily relate to adjustments for production schedule changes and increased costs on the A320 program.

Changes in estimates are summarized below:

	For the Three Months Ended		For the Nine Months Ended
Changes in Estimates	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Commercial	$(59.1)	$(6.9)	$(40.7)	$(27.8)
Defense & Space	(4.9)	2.0	(8.7)	1.6
Aftermarket	—	—	—	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(64.0)	$(4.9)	$(49.4)	$(26.2)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Commercial	$(86.5)	$(47.4)	$(298.3)	$(132.6)
Defense & Space	(14.6)	(1.7)	(17.5)	(4.0)
Aftermarket	—	—	—	—
Total Changes in Estimates (Forward Loss) on Loss Programs	$(101.1)	$(49.1)	$(315.8)	$(136.6)

Total Change in Estimate	$(165.1)	$(54.0)	$(365.2)	$(162.8)
EPS Impact (diluted per share based upon applicable forecasted effective tax rate)	$(1.57)	$(0.55)	$(3.48)	$(1.66)

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

Accounts receivable, net consists of the following:

	September 28, 2023	December 31, 2022
Trade receivables	$579.4	$477.9
Other	43.8	19.7
Less: allowance for credit losses	(12.9)	(8.1)
Accounts receivable, net	$610.3	$489.5

The Company has agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus Group SE and its affiliates (collectively, “Airbus”), and Rolls-Royce PLC and its affiliates (collectively, “Rolls-Royce”) to third-party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s financial condition. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

derecognized from the Company's Condensed Consolidated Balance Sheets. For the nine months ended September 28, 2023, $2,657.0 of accounts receivable were sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables was $36.5 for the nine months ended September 28, 2023 and is included in other income and expense. See Note 21 Other Income (Expense), Net.

Allowance for Credit Losses

During the nine months ended September 28, 2023, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended September 28, 2023 or the period ended September 29, 2022. See also Note 5 Accounts Receivable and Allowance for Credit Losses.

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

	September 28, 2023	December 31, 2022	Change
Contract assets	$616.9	$502.2	$114.7
Contract liabilities	(352.8)	(356.4)	3.6
Net contract assets (liabilities)	$264.1	$145.8	$118.3

For the period ended September 28, 2023, the increase in contract assets reflects the net impact of more over time revenue recognition in relation to billed revenues during the period. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $66.4 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following tables show disaggregated revenues for the periods ended September 28, 2023 and September 29, 2022:

	For the Three Months Ended		For the Nine Months Ended
Revenue	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Contracts with performance obligations satisfied over time	$1,064.1	$970.6	$3,176.2	$2,733.3
Contracts with performance obligations satisfied at a point in time	374.8	306.3	1,058.8	976.2
Total Revenue	$1,438.9	$1,276.9	$4,235.0	$3,709.5

The following table disaggregates revenue by major customer:

	For the Three Months Ended		For the Nine Months Ended
Customer	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Boeing	$883.9	$824.3	$2,640.6	$2,233.7
Airbus	274.5	237.2	816.8	822.2
Other	280.5	215.4	777.6	653.6
Total Revenue	$1,438.9	$1,276.9	$4,235.0	$3,709.5

The following table disaggregates revenue based upon the location where control of products is transferred to the customer:

	For the Three Months Ended		For the Nine Months Ended
Location	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
United States	$1,156.0	$1,037.0	$3,379.8	$2,768.0
International
United Kingdom	163.5	145.5	505.3	473.5
Other	119.4	94.4	349.9	468.0
Total International	282.9	239.9	855.2	941.5
Total Revenue	$1,438.9	$1,276.9	$4,235.0	$3,709.5

Remaining Performance Obligations

Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2023	2024	2025	2026 and after
Unsatisfied performance obligations	$1,533.7	$5,286.1	$1,758.5	$278.3

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

	September 28, 2023	December 31, 2022
Raw materials	$395.4	$332.7
Work-in-process(1)	1,226.2	1,044.9
Finished goods	46.8	69.4
Product inventory	1,668.4	1,447.0
Capitalized pre-production	21.6	23.7
Total inventory, net	$1,690.0	$1,470.7

(1)Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized over time using an input method. For the periods ended September 28, 2023 and December 31, 2022, work-in-process inventory includes $256.3 and $392.2, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the periods.

Product inventory, summarized in the table above, is shown net of valuation reserves of $148.3 and $136.8 as of September 28, 2023 and December 31, 2022, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the three and nine months ended September 28, 2023 includes period expense of $56.4 and $152.9, respectively, for excess capacity production costs related to temporary B737 MAX, A320 and A220 production schedule changes, and abnormal production costs of $0.8 and $8.1, respectively, related to the temporary production pause.

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	September 28, 2023	December 31, 2022
Land	$30.1	$30.1
Buildings (including improvements)	1,292.3	1,269.1
Machinery and equipment	2,439.6	2,365.1
Tooling	1,061.4	1,055.9
Capitalized software	338.3	336.1
Construction-in-progress	86.0	102.2
Total	5,247.7	5,158.5
Less: accumulated depreciation	(3,163.6)	(2,952.6)
Property, plant and equipment, net	$2,084.1	$2,205.9
Capitalized interest was $0.4 and $1.0 for the three months ended September 28, 2023 and September 29, 2022, respectively, and $3.8 and $2.9 for the nine months ended September 28, 2023 and September 29, 2022, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $32.1 and $43.7 for the three months ended September 28, 2023 and September 29, 2022, respectively, and $124.4 and $115.0 for the nine months ended September 28, 2023 and September 29, 2022, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software. Depreciation expense related to capitalized software was $5.6 and $5.0 for the three months ended September 28, 2023 and September 29, 2022, respectively, and $17.5 and $16.5 for the nine months ended September 28, 2023 and September 29, 2022, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the period ended September 28, 2023, there were no events which would require the Company to update its impairment analysis.

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

The Company currently has operating and finance leases for items such as manufacturing facilities, corporate offices, manufacturing equipment, transportation equipment, and vehicles. The majority of the Company's active leases have remaining lease terms that range between less than one year to 15 years, some of which include options to extend the leases for up to 30 years, and some of which include options to terminate the leases within one year.

Components of lease expense:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Operating lease cost	$3.6	$3.2	$10.8	$9.8
Finance lease cost:
Amortization of assets	9.5	8.3	26.6	24.6
Interest on lease liabilities	2.1	1.7	5.9	5.0
Total net lease cost	$15.2	$13.2	$43.3	$39.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.5	$3.2	$10.5	$9.5
Operating cash flows from finance leases	$2.1	$1.7	$5.9	$5.0
Financing cash flows from finance leases	$13.0	$11.2	$36.9	$33.7

ROU assets obtained in exchange for lease obligations:
Operating leases	$5.1	$0.1	$5.6	$1.3

Supplemental balance sheet information related to leases:

	September 28, 2023	December 31, 2022
Finance leases:
Property and equipment, gross	$333.5	$295.4
Accumulated amortization	(129.6)	(103.4)
Property and equipment, net	$203.9	$192.0

The weighted average remaining lease term as of September 28, 2023 for operating and finance leases was 32.5 years and 4.7 years, respectively. The weighted average discount rate as of September 28, 2023 for operating and finance leases was 6.2% and 5.8%, respectively. The weighted average remaining lease term as of December 31, 2022 for operating and finance leases was 31.7 years and 5.3 years, respectively. The weighted average discount rate as of December 31, 2022 for operating and finance leases was 5.8% and 5.0%, respectively. See Note 15 Debt for current and non-current finance lease obligations.

As of September 28, 2023, remaining maturities of lease liabilities were as follows:

	2023	2024	2025	2026	2027	2028 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$3.6	$13.9	$14.0	$11.9	$9.3	$177.2	$229.9	$(136.6)	$93.3
Financing Leases	$14.7	$51.5	$37.8	$22.8	$9.6	$26.8	$163.2	$(21.3)	$141.9

As of September 28, 2023, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $2.2 and $28.7, respectively, for manufacturing equipment, software, and facilities that are in various phases of construction or customization for the Company's ultimate use, with lease terms between 2 and 5 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

11.  Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	September 28, 2023	December 31, 2022
Prepaid expenses	$39.6	$27.5
Income tax receivable	2.7	3.9
Other assets - short-term	8.3	6.9
Total other current assets	$50.6	$38.3

Other assets are summarized as follows:

	September 28, 2023	December 31, 2022
Deferred financing
Deferred financing costs	$0.9	$0.9
Less: Accumulated amortization - deferred financing costs	(0.8)	(0.8)
Deferred financing costs, net	$0.1	$0.1
Other
Supply agreements (1)	$4.1	$6.4
Equity in net assets of affiliates	0.9	1.1
Restricted cash - collateral requirements	22.2	19.6
Rotables	43.6	39.0
Other	26.6	25.6
Total other long-term assets	$97.5	$91.8

(1)    Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Goodwill is summarized as follows:

		Changes in Goodwill Balance
	Balance at					Balance at
Segment	December 31, 2022	Acquisitions	Adjustments/Other		Currency Exchange	September 28, 2023
Commercial	$296.5	$—	$—		$—	$296.5
Defense & Space	$12.6	$—	$0.6	(1)	$—	$13.2
Aftermarket	$321.4	$—	$—		$—	$321.4
	$630.5	$—	$0.6		$—	$631.1

(1)    As a result of certain purchase price allocation adjustments recorded during the purchase price accounting measurement period based on additional information obtained, the goodwill resulting from the T.E.A.M., Inc. acquisition was adjusted by $0.6, from $7.1 that was reported at December 31, 2022, to $7.7 as of September 28, 2023. See also Note 26 Acquisitions.
The total goodwill value includes no accumulated impairment loss in any of the periods presented. The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended September 28, 2023, there were no events or circumstances which would require the Company to update its goodwill impairment analysis.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Intangible assets are summarized as follows:

	September 28, 2023	December 31, 2022
Intangible assets
Favorable leasehold interests	2.8	2.8
Developed technology asset	103.1	103.1
Customer relationships intangible asset	139.6	139.6
Total intangible assets	$245.5	$245.5
Less: Accumulated amortization - favorable leasehold interest	(2.1)	(2.1)
Accumulated amortization - developed technology asset	(20.2)	(15.0)
Accumulated amortization - customer relationship	(23.2)	(17.0)
Intangible assets, net	$200.0	$211.4
Amortization expense was $3.8 and $3.6 for the for the three months ended September 28, 2023 and September 29, 2022, respectively and $11.4 and $10.9 for the nine months ended September 28, 2023 and September 29, 2022, respectively.

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Condensed Consolidated Balance Sheets and the weighted average amortization is estimated to be the following as of September 28, 2023:

Year	Customer relationships	Favorable leasehold interest	Developed Technology	Total
remaining in 2023	$2.1	$—	$1.7	$3.8
2024	8.2	0.1	6.9	15.2
2025	8.2	0.1	6.9	15.2
2026	8.2	0.1	6.9	15.2
2027	8.2	0.1	6.9	15.2
2028	8.2	0.1	6.9	15.2

Weighted average amortization period	14.7 years	5.8 years	12.1 years	13.6 years

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

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of September 28, 2023, the

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

amount of advance payments received from Boeing under the B787 Supply Agreement and not yet repaid was approximately $194.5.

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, Spirit and Boeing entered into a Memorandum of Agreement on April 12, 2019 (the “2019 MOA”), which included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123.0, which was received during the third quarter of 2019. Spirit and Boeing entered into a Memorandum of Agreement on February 6, 2020, which extended the repayment date of the $123.0 advance received by Spirit under the 2019 MOA to 2022. $0.0 and $92.3 of advance payments received from Boeing were repaid in the nine months ended September 28, 2023 and September 29, 2022, respectively. There was no balance due as of September 28, 2023.

Advances on the A350 Program. During the three months ended June 29, 2023, the Company received an advance payment from Airbus of $50.0 under an agreement between Airbus S.A.S. and Spirit AeroSystems (Europe) Limited (“Spirit Europe”) signed on June 23, 2023 (the “A350 Agreement”). During the three months ended September 28, 2023, the Company received a second advance payment from Airbus of $50.0. These advances are required to be repaid along with a nominal fee to Airbus by way of offset against the purchase price of A350 FLE shipset deliveries in 2025. To the extent actual deliveries in 2025 are insufficient to offset the advance amount, any amount not offset against deliveries will be due and payable to Airbus on December 31, 2025. In connection with the A350 Agreement, Spirit Europe has pledged certain program assets including work in process inventories and raw materials at Spirit's Scotland facility in an amount sufficient to cover the advances.

Other. The Advance payments, long-term line item on the Condensed Consolidated Balance Sheets for the period ended September 28, 2023 includes $18.9 related to payments received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

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

At September 28, 2023, the Company’s long-term debt includes a senior secured term loan and senior notes described further under Note 15 Debt. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt. See also Note 14 Derivative and Hedging Activities and Note 16 Pension and Other Post-Retirement Benefits.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	September 28, 2023			December 31, 2022
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	$572.6	$571.2	(2)	$571.7	$564.5	(2)
Senior notes due 2025	20.8	20.5	(1)	20.7	20.8	(1)
Senior secured second lien notes due 2025	1,193.8	1,165.9	(1)	1,191.0	1,179.0	(1)
Senior notes due 2026	299.0	278.4	(1)	298.8	272.8	(1)
Senior notes due 2028	696.4	538.9	(1)	695.9	562.3	(1)
Senior secured first lien notes due 2029	888.0	903.8	(1)	887.2	935.7	(1)
Total	$3,670.6	$3,478.7		$3,665.3	$3,535.1

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

14.  Derivative and Hedging Activities

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British Pound Sterling. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through June 2024.

The following table summarizes the notional amounts (representing the gross contract/notional amount of the derivatives outstanding) and fair values of the derivative instruments in the Condensed Consolidated Balance Sheets as of September 28, 2023, and December 31, 2022. The foreign currency exchange contracts are measured within Level 1 of the Fair Value hierarchy. See Note 13 Fair Value Measurements.

	Notional amount		Other assets		Other liabilities
	September 28, 2023	December 31, 2022	September 28, 2023	December 31, 2022	September 28, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$160.3	$157.1	$—	$—	$6.3	$2.4
Total derivatives at fair value			$—	$—	$6.3	$2.4

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain (loss) recognized in AOCI associated with our hedging transactions is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Recognized in total other comprehensive loss:
Foreign currency exchange contracts	$(6.3)	$(15.5)	$(2.2)	$(32.5)

The following table summarizes the gains/(losses) associated with our hedging transactions reclassified from AOCI to earnings:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Foreign currency exchange contracts:
Other income (expense)	$3.8	$(6.5)	$1.7	$(12.1)

Within the next 12 months, the Company expects to recognize a loss of ($6.3) in earnings related to the foreign currency forward contracts. As of September 28, 2023, the maximum term of the hedged forecasted transaction was 9 months. Generally, the Company has agreements with its counterparties that contain a provision whereby if the Company defaults on its existing credit facilities and payment of the loans extended under such facilities is accelerated, the Company could be declared in default under its agreements, which may result in the early termination of the outstanding derivatives governed by such agreements and the payment of an early termination amount.

Derivatives Not Accounted for as Hedges

During the nine months ended September 28, 2023, all foreign currency forward contracts were designated as hedges, and the Company applied hedge accounting to all foreign currency forward contracts.
During the nine months ended September 29, 2022, the Company entered into foreign currency forward contracts in the amount of $291.5 to minimize the risk of currency exchange rate movements on the Company's planned settlement of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. During the nine-month period ended September 29, 2022, these foreign currency forward contracts were settled, and new contracts were entered into in the amount of $293.7, which were also settled during the period. The Company did not designate these forward contracts as hedges or apply hedge accounting to the forward contracts. For the nine months ended September 29, 2022, the Company recorded a net gain of $1.6 to other income on the Condensed Consolidated Statements of Operations related to the foreign currency forward contracts.

15.  Debt

Total debt shown on the Condensed Consolidated Balance Sheets is comprised of the following:

	September 28, 2023		December 31, 2022
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	$5.7	$566.9	$5.7	$566.0
Senior notes due 2025	—	20.8	—	20.7
Senior secured second lien notes due 2025	—	1,193.8	—	1,191.0
Senior notes due 2026	—	299.0	—	298.8
Senior notes due 2028	—	696.4	—	695.9
Senior secured first lien notes due 2029	—	888.0	—	887.2
Present value of finance lease obligations	47.9	94.0	42.2	102.3
Other	10.6	52.1	5.8	53.0
Total	$64.2	$3,811.0	$53.7	$3,814.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Credit Agreement

On October 5, 2020, Spirit entered into a term loan credit agreement (the “Credit Agreement”) providing for a $400.0 senior secured term loan B credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. On October 5, 2020, Spirit borrowed the full $400.0 of initial term loans available under the Credit Agreement. On November 15, 2021, the Company entered into a first refinancing, incremental assumption and amendment agreement (the “November 2021 Amendment”) to the Credit Agreement. The November 2021 Amendment provides for, among other things, (i) the refinancing of the $397.0 aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2021 Amendment with term loans in an equal principal amount with a lower interest rate (the “Repriced Term Loans”) and (ii) an incremental term loan facility of $203.0 in aggregate principal amount with the same terms as the Repriced Term Loans. On November 23, 2022, the Company entered into a second refinancing amendment (the “November 2022 Amendment”) to the Credit Agreement (the Credit Agreement as amended by the November 2021 Amendment and the November 2022 Amendment, the “Amended Credit Agreement”). The November 2022 Amendment provides for, among other things, the refinancing of the $594.0 aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2022 Amendment with term loans in an equal principal amount with a later maturity date.

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

As of September 28, 2023, the outstanding balance of the Amended Credit Agreement was $589.5 and the carrying value was $572.6.

As of September 28, 2023, the Company was in compliance with all covenants in the Amended Credit Agreement.

First Lien 2029 Notes

On November 23, 2022, Spirit entered into an Indenture by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $900.0 aggregate principal amount of its 9.375% Senior Secured First Lien Notes due 2029 (the “First Lien 2029 Notes”).

The First Lien 2029 Notes are guaranteed by the Guarantors, and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of the Company that guarantee the Company's obligations under the Amended Credit Agreement and certain other indebtedness. The First Lien 2029 Notes are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

As of September 28, 2023, the outstanding balance of the First Lien 2029 Notes was $900.0 and the carrying value was $888.0.

The First Lien 2029 Notes mature on November 30, 2029.

2025 Notes

On October 5, 2020, Spirit entered into an Indenture by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $500.0 aggregate principal amount of its 5.500% Senior Secured First Lien Notes due 2025 (the “2025 Notes").

The 2025 Notes are guaranteed by the Guarantors and were initially secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions, which lien was released on November 22, 2022.

As of September 28, 2023, the outstanding balance of the 2025 Notes was $20.8 and the carrying value was $20.8.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The 2025 Notes mature on January 15, 2025.
2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”).

The 2026 Notes are guaranteed by the Guarantors, and each existing and future, direct and indirect, subsidiary of the Company that guarantee the Company's obligations under the Amended Credit Agreement and certain other indebtedness.

On April 17, 2020, Spirit entered into a Third Supplemental Indenture (the “Third Supplemental Indenture”), by and among Spirit, the Company, Spirit NC, and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with 2026 Notes. Under the Third Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the holders of the Second Lien 2025 Notes.

On October 5, 2020, Spirit entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”), by and among Spirit, the Company, Spirit NC, and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with 2026 Notes. Under the Fourth Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the secured parties under the Credit Agreement.

On November 23, 2022, Spirit entered into a Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”), by and among Spirit, the Company, Spirit NC, and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with 2026 Notes. Under the Fifth Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the holders of the First Lien 2029 Notes.

As of September 28, 2023, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $299.0.

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

The Second Lien 2025 Notes are guaranteed by the Guarantors, and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of the Company that guarantee the Company's obligations under the Amended Credit Agreement and certain other indebtedness. The Second Lien 2025 Notes are secured by a second-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

As of September 28, 2023, the outstanding balance of the Second Lien 2025 Notes was $1,200.0 and the carrying value was $1,193.8.

The Second Lien 2025 Notes mature on April 15, 2025.

2028 Notes

On May 30, 2018, Spirit entered into an Indenture (the “2018 Indenture”) by and among Spirit, the Company and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with Spirit’s offering of $300.0 aggregate principal amount of its Senior Floating Rate Notes due 2021 (the “Floating Rate Notes”), $300.0 aggregate principal amount of its 3.950% Senior Notes due 2023 (the “2023 Notes”) and $700.0 aggregate principal amount of its 4.600% Senior Notes due 2028 (the “2028 Notes” and, together with the Floating Rate Notes and the 2023 Notes, the “2018 Notes”). On February 24, 2021, Spirit redeemed the outstanding $300.0 principal amount of the Floating Rate Notes. On November 23, 2022, Spirit redeemed the

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

outstanding $300.0 principal amount of the 2023 Notes. Holdings guarantees Spirit's obligations under the 2028 Notes on a senior unsecured basis.

As of September 28, 2023, the outstanding balance of the 2028 Notes was $700.0 and the carrying value was $696.4.

As of September 28, 2023, the Company was in compliance with all covenants contained in the indentures governing the First Lien 2029 Notes, 2025 Notes, 2026 Notes, Second Lien 2025 Notes, and 2028 Notes.

The 2028 Notes mature on June 15, 2028.

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Nine Months Ended
Components of Net Periodic Pension Expense (Income)	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Service cost	$0.8	$0.5	$2.4	$1.7
Interest cost	18.8	13.1	57.4	42.2
Expected return on plan assets	(20.3)	(28.9)	(62.3)	(99.2)
Amortization of net loss(1)	—	71.7	0.1	73.8
Settlement loss (gain)(2)	—	0.9	64.6	(0.5)
Net periodic pension expense (income)	$(0.7)	$57.3	$62.2	$18.0

	Other Benefits
	For the Three Months Ended		For the Nine Months Ended
Components of Other Benefit Expense (Income)	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Service cost	$0.1	$0.2	$0.4	$0.6
Interest cost	0.4	0.1	1.1	0.4
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of net gain	(0.4)	(0.3)	(1.3)	(1.0)
Net periodic other benefit income	$(0.1)	$(0.2)	$(0.4)	$(0.6)
(1)    In July 2022, the Company adopted and communicated to participants a plan to terminate the Company's Pension Value Plan A (“PVP A”). As further described in the Company's 2021 Form 10-K, the PVP A consists of pension plans which were frozen as of the date Holdings became a standalone company and commenced operations. During the three months ended September 29, 2022, the PVP A plan was amended, providing for an enhancement to benefits the Company is providing to certain U.S. employees in conjunction with the plan termination. The estimated liability impact of this plan amendment, $71.7, was recognized immediately as a non-cash, pre-tax non-operating charge for amortization of prior service costs.

(2) Includes a $64.6 settlement charge for the PVP A during the nine months ended September 28, 2023. Includes a $0.9 settlement charge for the PVP A during the three months ended September 29, 2022, and a ($1.4) settlement credit for PVP B related to final asset distribution in the nine months ended September 29, 2022.

The components of net periodic pension expense (income) and other benefit income, other than the service cost component, are included in Other income (expense), net in the Company's Condensed Consolidated Statements of Operations. See Note 21 Other Income (Expense), Net.

As disclosed in the Company's 2022 Form 10-K, effective October 1, 2021, the Company spun off a portion of the existing PVP A, to a new plan called PVP B (“PVP B”). As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At September 28, 2023, a pension reversion asset of $61.4 is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over the next six years as they are

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

distributed to employees under a qualified compensation and benefit program. Restricted plan assets are valued at fair value with gain or loss on fair value adjustments recognized within other income. The underlying investments' fair value measurement levels under the FASB's authoritative guidance on fair value measurements are Level 2, see Note 13 Fair Value Measurements.

Separately, during the nine months ended September 28, 2023, the Company received an excess plan asset reversion of $179.5 of cash from PVP A. During the nine months ended September 29, 2022, the Company withdrew $34.0 of cash from PVP B, which represented an excess plan assets reversion. These transactions were accounted for as a negative contribution and are included on the Pension plans employer contributions line item on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2023 and September 29, 2022. Excise tax of $35.9 and $6.8 related to the reversion of excess plan assets was separately recorded to the Other income (expense), net line item on the Company's Condensed Consolidated Statements of Operations for the nine months ended September 28, 2023 and September 29, 2022, respectively. See also Note 21 Other Income (Expense), Net.

As disclosed in the Company's 2022 Form 10-K, in July 2022, the Company adopted and communicated to participants a plan to terminate the PVP A. During the nine months ended September 28, 2023, the Company recognized non-cash, pre-tax non-operating accounting charges of $64.6 related to the plan termination, primarily reflecting the accounting for a group annuity purchase made in the first quarter of 2023, which resulted in a settlement charge related to the accelerated recognition of the actuarial losses for the PVP A plan that were previously included in the Accumulated other comprehensive loss line item in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheets.

In connection with the special accounting related to the termination of the PVP A plan, discussed above, a subsequent interim measurement of the Company's U.S. pension and other postretirement plan assets and obligations was completed during the three months ended September 29, 2022. The interim measurement, including the estimated impact of the plan termination liability and enhanced benefits liability noted above, prior to the current period settlement loss and amortization of prior service cost impacts included in Net Periodic Pension Expense above, was recorded to the Accumulated other comprehensive loss line item in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheet for the period ended September 29, 2022.

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

The Company recognized a net total of $8.6 and $10.4 of stock compensation expense for the three months ended September 28, 2023 and September 29, 2022, respectively, and a net total of $27.8 and $28.7 of stock compensation expense for the nine months ended September 28, 2023 and September 29, 2022, respectively.

During the nine months ended September 28, 2023, 560,190 time or service-based restricted stock units (“RSUs”) were granted with an aggregate date fair values of $18.8 under the Company's LTIP. Awards vest over a three-year period, beginning on the date of grant. Values for these awards are based on the value of Common Stock on the grant date.

During the nine months ended September 28, 2023, 231,927 performance-based restricted stock units (“PBRSUs”) were granted with an aggregate grant date fair value of $12.0 under the Company’s LTIP. These awards are earned based on Holdings’ total shareholder return relative to its peer group over a three-year performance period. Values for these awards are initially measured on the grant date using the estimated payout levels derived from a Monte Carlo valuation model.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

During the nine months ended September 28, 2023, 116,006 PBRSUs were granted with an aggregate grant date fair value of $4.0 under the Company’s LTIP. These awards are earned based on pre-established 2024 - 2025 free cash flow goals. Values for these awards are based on the dividend adjusted value of Common Stock on the grant date.

During the nine months ended September 28, 2023, 116,006 PBRSUs were granted with an aggregate grant date fair value of $4.0 under the Company’s LTIP. These awards are earned based on pre-established goals of revenue growth over a three-year performance period. Values for these awards are based on the dividend adjusted value of Common Stock on the grant date.

During the nine months ended September 28, 2023, 42,065 shares of restricted Common Stock and 39,005 non-employee director restricted stock units (“DRSUs”) were granted to the Board of Directors of the Company (the “Board”) with an aggregate grant date fair value of $2.0. Both types of awards vest if the non-employee director remains continuously in service for the entire one-year term to which the grant relates. If the non-employee director incurs a termination for any reason before the end of the term (before the annual meeting of stockholders following the grant), the awards are forfeited. Upon vesting, shares relating to restricted Common Stock awards are delivered to the director free of restriction; however, vested shares of Common Stock underlying DRSUs are not delivered to the director until the date that the director leaves the Board. Values for these awards are based on the value of Common Stock on the grant date.

During the nine months ended September 28, 2023, 466,597 shares of Common Stock with an aggregate grant date value of $22.5 vested under the Company's LTIP. Additionally, 41,096 shares of Common Stock previously granted to the Board vested with an aggregate grant date fair value of $1.3, and 22,155 DRSUs previously awarded to the Board vested with an aggregate grant date fair value of $0.7.

The Company maintains the Spirit AeroSystems Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”) which became effective on October 1, 2017 and was amended and restated on October 21, 2022. Under the amended plan, the per-share purchase price for the Company's Common stock purchased under the ESPP is 85% of the lower of (a) the fair market value of a share on the first day of the applicable offering period or (b) the fair market value of a share on the applicable purchase date.

The Company recognized $0.9 and $1.5 of stock compensation expense related to the ESPP for the three and nine months ended September 28, 2023. The Company recognized no stock compensation expense related to the ESPP for the three and nine months ended September 29, 2022.

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding our prior earnings history, including the forward losses previously recognized in the U.S., the Company has recorded a valuation allowance against U.S. deferred tax assets. Increases in the valuation allowances recorded against U.S. deferred tax assets in the nine months ended September 28, 2023 were $112.6. This is comprised of ($0.4) related to other comprehensive income (“OCI”) and $113.0 from continuing operations. As of September 28, 2023, the total net U.S. deferred tax asset before the valuation allowance was $544.9 and the total net U.S. valuation allowance was $547.7. The net U.S. deferred tax liability after valuation allowances was $2.8.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon cumulative losses generated in the U.K. Increases in the valuation allowances recorded against U.K. deferred tax assets in the nine-month period ended September 28, 2023 were $46.9. This is comprised of $0.0 related to other comprehensive income (“OCI”) and $46.9 from continuing operations, including utilization of net operating losses. As of September 28, 2023, the total net U.K. deferred tax asset before the valuation allowance was $322.1 and the total net U.K. valuation allowance was $326.2. The net U.K. deferred tax liability after valuation allowance was $4.1.

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
The (0.16%) effective tax rate for the nine months ended September 28, 2023 differs from the (6.49%) effective tax rate for the same period of 2022 primarily due to changes in the valuation allowances recorded on U.S. and U.K. deferred tax assets, nondeductible interest expense and nondeductible excise tax. As the Company is currently reporting a pre-tax loss for the nine months ended September 28, 2023, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

As allowed by the Coronavirus Aid, Relief, and Economic Security Act, the Company has filed a claim for a pre-tax employee retention credit of $18.8 for 2020 and $1.0 for 2021. The outstanding pre-tax employee retention credit refund claim as of September 28, 2023 is $2.2.

The Company's federal audit is conducted under the Internal Revenue Service Compliance Assurance Process (“CAP”) program and is essentially complete for the 2020 tax year. The Company will continue to participate in the CAP program for 2021 through 2023. The CAP program's objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. The Company has an open tax audit in the Kingdom of Morocco for tax years ending prior to the Company's ownership of the Moroccan legal entity. There are ongoing audits in other jurisdictions that are not material to the financial statements and the Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and years.

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

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of September 28, 2023, no treasury shares have been reissued or retired.

The total authorization amount remaining under the current share repurchase program is approximately $925.0. During the nine-month period ended September 28, 2023, the Company did not repurchase any shares of its Common Stock under this

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

share repurchase program. Share repurchases are currently on hold. The Credit Agreement imposes restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	September 28, 2023			September 29, 2022
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(204.1)	105.2	$(1.94)	$(127.6)	104.7	$(1.22)
Income allocated to participating securities	—	—		—	—
Net loss	$(204.1)			$(127.6)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(204.1)	105.2	$(1.94)	$(127.6)	104.7	$(1.22)

	For the Nine Months Ended
	September 28, 2023			September 29, 2022
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(691.6)	105.1	$(6.58)	$(302.6)	104.6	$(2.89)
Income allocated to participating securities	—	—		—	—
Net loss	$(691.6)			$(302.6)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(691.6)	105.1	$(6.58)	$(302.6)	104.6	$(2.89)

Included in the outstanding Common Stock were 0.1 million and 0.4 million of issued but unvested shares at September 28, 2023 and September 29, 2022, respectively, which are excluded from the basic Earnings Per Share (“EPS”) calculation.

Shares of Common Stock of 0.6 million and 0.7 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three and nine months ended September 28, 2023, as the effect would have been antidilutive. Additionally, diluted EPS for the three and nine months ended September 28, 2023 excludes 0.2 million shares that may be dilutive shares of Common Stock in the future but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Shares of Common Stock of 0.5 million and 0.6 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three and nine months ended September 29, 2022, as the effect would have been antidilutive. Additionally, diluted EPS for the three and nine months ended September 29, 2022 excludes 0.3 million shares that may be dilutive shares of Common Stock in the future but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.
Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	As of	As of
	September 28, 2023	December 31, 2022
Pension	$(44.4)	$(95.4)
SERP/Retiree medical	11.2	12.7
Derivatives - foreign currency hedge	(6.2)	(7.1)
Foreign currency impact on long-term intercompany loan	(16.1)	(16.4)
Currency translation adjustment	(94.5)	(97.7)
Total accumulated other comprehensive loss	$(150.0)	$(203.9)

Amortization or settlement cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the Condensed Consolidated Statements of Operations was $0.7 and $0.5 for the three months ended September 28, 2023 and September 29, 2022, respectively and ($62.7) and $1.7 for the nine months ended September 28, 2023 and September 29, 2022, respectively.

20.  Commitments, Contingencies and Guarantees

Litigation

On February 10, 2020, February 24, 2020, and March 24, 2020, three separate private securities class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of Oklahoma, its former Chief Executive Officer, Tom Gentile III, former Chief Financial Officer, Jose Garcia, and former Controller (principal accounting officer), John Gilson. On April 20, 2020, the Class Actions were consolidated by the court (the “Consolidated Class Action”), and on July 20, 2020, the plaintiffs filed a Consolidated Class Action Complaint which added Shawn Campbell, the Company’s former Vice President for the B737NG and B737 MAX program, as a defendant. Allegations in the Consolidated Class Action include (i) violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder against the Company and Messrs. Gentile, Garcia, and Gilson, (ii) violations of Section 20(a) of the Exchange Act against the individual defendants, and (iii) violations of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder against all defendants.

On June 11, 2020, a shareholder derivative lawsuit (the “Derivative Action 1”) was filed against the Company (as nominal defendant), all members of the Company’s then serving Board of Directors, and Messrs. Garcia and Gilson in the U.S. District Court for the Northern District of Oklahoma. Allegations in the Derivative Action 1 include (i) breach of fiduciary duty, (ii) abuse of control, and (iii) gross mismanagement. On October 5, 2020, a shareholder derivative lawsuit (the “Derivative Action 2” and, together with Derivative Action 1, the “Derivative Actions”) was filed against the Company (as nominal defendant), all then serving members of the Company’s Board of Directors, and Messrs. Garcia and Gilson in the Eighteenth Judicial District, District Court of Sedgwick County, Kansas. Allegations in the Derivative Action 2 include (i) breach of fiduciary duty, (ii) waste of corporate assets, and (iii) unjust enrichment. The Company and the individual defendants have denied, and continue to deny, the allegations in the Derivative Actions.

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

On September 18, 2020, the Company and individual defendants filed a motion to dismiss the Consolidated Class Action. That motion was granted by the U.S. District Court on January 7, 2022, which denied leave to amend and dismissed the Consolidated Class Action with prejudice. On February 4, 2022, the plaintiffs in the Consolidated Class Action appealed this

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

decision to the Tenth Circuit Court of Appeals (the “Appellate Court”). On August 21, 2023, the Appellate Court affirmed the dismissal of the Consolidated Class Action. The Derivative Actions remain stayed at this point.

On May 3, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, its former Chief Executive Officer, Tom Gentile III, and its Senior Vice President and Chief Financial Officer, Mark J. Suchinski. The lawsuit was brought on behalf of certain purchasers of securities of the Company, who allege purported misstatements and omissions concerning alleged faulty production controls and the alleged incorrect installation of fittings on certain B737 MAX planes (the “Securities Class Action”). The specific claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and (ii) violations of Section 20(a) of the Exchange Act against the individual defendants. Lead plaintiff and counsel in the Securities Class Action were appointed on October 20, 2023. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously.

Spirit is also involved in litigation in the Appellate Court with its former Chief Executive Officer, Larry Lawson over Lawson's disputed violation of a restrictive covenant in his retirement and consulting agreement. On October 19, 2021, the U.S. District Court for the District of Kansas (the “District Court”) ruled in favor of Lawson and awarded him $44.8 for benefits withheld in connection with the disputed violation, as well as post-judgment interest at the rate of 4.25%. Spirit appealed the judgment to the Appellate Court. On February 27, 2023, the Appellate Court issued an opinion reversing the District Court decision and concluding that Lawson had violated the terms of the restrictive covenant and remanded for the District Court to address whether the restrictive covenant that Lawson violated was enforceable under Kansas law. On June 15, 2023, the District Court held that the restrictive covenant was enforceable as a matter of Kansas law. The District Court entered judgment in favor of Spirit on June 27, 2023. Lawson has appealed the District Court’s latest decision, and filed his opening appellate brief before the Appellate Court on October 20, 2023. Spirit will continue to defend its position vigorously on appeal. A liability for the full amount of the award issued on October 19, 2021, plus accrued interest through March 28, 2023, was recognized and remains accrued in the Condensed Consolidated Balance Sheets as of December 31, 2022 and September 28, 2023.

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

The Company has evaluated and refined management’s original estimate of costs related to rework on the B787 aircraft, including a preliminary assessment related to rework on the forward section of the fuselage, for which the Company identified an additional fit and finish issue in the prior year. The Company continues to coordinate with Boeing to complete the necessary rework.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

As described in Note 27 Subsequent Events, on October 12, 2023, the Company entered into a Memorandum of Agreement (the “MOA”) with Boeing. Among other things, the MOA includes a broad release of liability and claims through October 12, 2023, by both parties relating to Boeing's Commercial Airplanes division and its airplane programs under the General Terms Agreement for the B787 program and the General Terms Agreement for the B737, B747, B767, and B777 programs.

Contingencies

As described in Note 27 Subsequent Events, on October 12, 2023, the Company entered into the MOA with Boeing. Among other things, the MOA establishes certain recurring shipset price increases for the B787, and as a result the Company will reverse certain liabilities, including a certain amount of forward losses and material right obligation related to the B787 program in the fourth quarter of 2023.

In the third quarter of 2023, the Company updated its estimated cost to satisfy all customer firm orders on the A350 and A220 production programs. Based on forecasted backlog and rates of production, each of these programs anticipates production will extend beyond the period of time for which the Company has recorded forward losses. The Company has recorded forward losses for forecasted production on the A220 and A350 programs through the end of 2025. The Company is in active negotiations with its A220 and A350 customer, regarding, among other things, elements of price. Management has evaluated the probability that the unexercised options to complete the performance obligations for periods beyond the period of time for which it has recorded forward losses is not currently probable. While the Company does not currently believe incremental losses are evident on these programs, if negotiations with its customer do not achieve a result which eliminates or reduces the potential for incremental losses, or other strategic alternatives are abandoned, the Company believes it is reasonably possible it would record cumulative incremental losses across these programs between $0.0 and $255.0 million.

On April 12, 2023, the Company issued a notice of escapement to Boeing related to the quality issue on the B737 Vertical Fin Attach Fittings. The remediation of the quality issue requires the Company to rework B737 units within its production system and reimburse Boeing for repairs on previously delivered units in their factory and warranty costs related to units in service. As of June 29, 2023, the Company had completed the required rework on available units located at its factory in Wichita, KS. The impact to production costs is reflected within the reported total gross margins and did not materially change from the preliminary cost estimate of approximately $31.0 estimated as of March 31, 2023. Based upon informal communications to date with our customer, we believe Boeing has completed the required rework on approximately half of the affected units within its factory. The Company has not received a claim from Boeing for rework completed to date. However, the Company has made an estimate of the cost to Boeing for the units repaired to date of $23.0 for the period ended June 29, 2023. This amount is recorded as contra revenue. As described in Note 27 Subsequent Events, on October 12, 2023, the Company entered into the MOA with Boeing. Among other things, the MOA includes a broad release of liability and claims through October 12, 2023, by both parties relating to Boeing's Commercial Airplanes division and its airplane programs under the General Terms Agreement for the B787 program and the General Terms Agreement for the B737, B747, B767, and B777 programs. As a result, the Company will reverse the $23.0 contra revenue adjustment recorded in the three months ended June 29, 2023 during the three months ending December 31, 2023.

Guarantees

Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $22.8 and $13.9 at September 28, 2023 and December 31, 2022, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $22.2 and $19.6 of restricted cash as of September 28, 2023 and December 31, 2022, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in Other assets in the Company's Condensed Consolidated Balance Sheets.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Indemnification

The Company has entered into customary indemnification agreements with its directors, and its bylaws and certain executive employment agreements include indemnification and advancement provisions. Pursuant to the terms of the bylaws and, with respect to Jose Garcia, his employment agreement, the Company is providing Messrs. Garcia and Gilson and all other individual defendants with defense costs and provisional indemnity with respect to the Consolidated Class Action and Derivative Actions, as well as for Mr. Gentile with regard to the Securities Class Action, as appropriate. Under the bylaws and any applicable agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regard to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims; however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $2.3 as of September 28, 2023 and December 31, 2022. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $3.4 as of September 28, 2023 and December 31, 2022.

The following is a roll forward of the service warranty and extraordinary rework balance at September 28, 2023:

Balance, December 31, 2022	$74.9
Charges (release) to costs and expenses	0.1
Payouts	(2.2)
Exchange rate	(0.2)
Balance, September 28, 2023	$72.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

21.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Kansas Development Finance Authority bond	$0.7	$0.5	$2.1	$1.8
Interest income	2.4	2.3	8.0	3.5
Foreign currency (losses) gains (1)	12.9	13.4	(0.4)	40.6
(Loss) gain on foreign currency forward contract	3.8	(6.5)	1.7	(10.5)
Loss on sale of accounts receivable	(13.2)	(6.0)	(36.5)	(12.8)
Pension (expense) income (2)	1.7	(56.4)	(59.0)	(15.1)
Excise tax on pension assets reversion (3)	—	—	(35.9)	(6.8)
Gain on settlement of financial instrument(4)	—	—	—	20.7
Other (5)	(1.0)	10.6	—	8.8
Total	$7.3	$(42.1)	$(120.0)	$30.2
(1) Foreign currency gains and losses are due to the impact of movement in foreign currency exchange rates on long-term contractual rights/obligations, as well as cash and both trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.
(2) See Note 16 Pension and Other Post-Retirement Benefits. Pension expense for the nine months ended September 28, 2023 includes a $64.6 non-cash, pre-tax non-operating settlement charge related to the PVP A termination. Pension expense for the three and nine months ended September 29, 2022 includes a $71.7 non-cash, pre-tax non-operating charge for amortization of prior service costs.
(3) Excise tax related to the reversion of excess plan assets for the nine months ended September 28, 2023 and the nine months ended September 29, 2022. See Note 16 Pension and Other Post-Retirement Benefits.
(4) The nine-month period ended September 29, 2022 include a $20.7 gain related to a deed of release and related cash payment that fully settled the existing repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. The repayable investment obligation, which was denominated in GBP, was included on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2021, as $41.7 recorded to the Other current liabilities line item and $301.9 recorded to the Other non-current liabilities line item. In January 2022, the Company made repayments of $25.6 to the UK’s Department for Business Energy and Industrial Strategy for units sold, including interest, in respect to the agreement. In April 2022, the deed of release settled the remaining outstanding repayment obligation, including current year interest accrual and foreign currency measurement impacts, in exchange for a payment of $292.8. The portion of the payments related to interest expense and the portion of the payments related to principal repayment are included in net cash used in operating activities and net cash used in financing activities, respectively, on the Company's Condensed Consolidated Statement of Cash Flows for the period ended September 29, 2022.
(5) The three and nine months ended September 29, 2022 include a gain of $10.0 related to the termination of a previously existing joint venture agreement within the period.

22.  Other Liabilities

Included on the Company's Condensed Consolidated Balance Sheet for the nine months ended September 28, 2023 is a liability related to the customer financing of $180.0 from Boeing received in the nine months ended September 28, 2023. Per the original terms of the agreement, $90.0 of the advance was to be repaid in the first quarter of 2024 and the other $90.0 of the advance was to be repaid in 2025. Given those terms, $90.0 of the advance is included in the Other current liabilities line item and the additional $90.0 is included in the Other non-current liabilities line item as of September 28, 2023. Per the terms of the MOA signed with Boeing on October 12, 2023 (see Note 27 Subsequent Events), the repayment dates have been amended to delay the payments such that $90.0 is payable in December 2025 and the remaining $90.0 is payable in equal $45.0 installments in December 2026 and 2027.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

23.  Segment Information

The Company operates in three principal segments: Commercial, Defense & Space and Aftermarket. Approximately 81% and 82% of the Company's net revenues for the three and nine months ended September 28, 2023 came from the Company's two largest customers, Boeing and Airbus. Boeing represents a substantial portion of the Company's revenues across segments. Airbus represents a substantial portion of revenues in the Commercial segment. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses and research and development.

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

The Company’s Commercial segment includes design and manufacturing of forward, mid, and rear fuselage sections and systems, struts/pylons, nacelles (including thrust reversers) and related engine structural components, wings, and wing components (including flight control surfaces), as well as other miscellaneous structural parts for large commercial aircraft and/or business/regional jets. Sales from this segment are primarily to the aircraft OEMs or engine OEMs of large commercial aircraft and/or business/regional jet programs. Approximately 69% and 65% of Commercial segment net revenues came from the Company's contracts with Boeing for the nine months ended September 28, 2023, and September 29, 2022, respectively. Approximately 24% and 27% of Commercial segment net revenues came from the Company's contracts with Airbus for the nine months ended September 28, 2023, and September 29, 2022, respectively. The Commercial segment manufactures products at the Company's facilities in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia.  The Commercial segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

The Company's Defense & Space segment includes design and manufacturing of fuselage, strut, nacelle, and wing aerostructures (primarily) for U.S. Government defense programs, including Boeing P-8, C40, and KC-46 Tanker, which are commercial aircraft that are modified for military use. The segment also includes fabrication, bonding, assembly, testing tooling, processing, engineering analysis, and training on fixed wing aircraft aerostructures, missiles and hypersonics work, including solid rocket motor throats and nozzles and re-entry vehicle thermal protections systems, forward cockpit and cabin, and fuselage work on rotorcraft aerostructures. Sales from this segment are primarily to the prime contractors on various U.S. Government defense program contracts for which the Company is a sub-contractor. A significant portion of the Company's Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. A significant portion of Defense & Space segment net revenues came from the Company's contracts with two individual customers for the nine months ended September 28, 2023, and September 29, 2022. The Defense & Space segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Biddeford, ME; Woonsocket, RI; Belfast, Northern Ireland; and Prestwick, Scotland.

The Company's Aftermarket segment includes design, manufacturing, and marketing of spare parts and maintenance, repair, and overhaul (“MRO”) services, repairs for flight control surfaces and nacelles, radome repairs, rotable assets, engineering services, advanced composite repair, and other repair and overhaul services. Approximately 47% and 47% of Aftermarket segment net revenues came from the Company's contracts with a single customer for the nine months ended September 28, 2023, and September 29, 2022, respectively. The Aftermarket segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Kinston, North Carolina; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; and Belfast, Northern Ireland.

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

The following table shows segment revenues and operating income (loss) for the nine months ended September 28, 2023 and September 29, 2022:

	Three Months Ended		Nine Months Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Segment Revenues
Commercial	$1,136.4	$1,034.9	$3,367.9	$3,004.4
Defense & Space	205.7	161.7	583.7	466.6
Aftermarket	96.8	80.3	283.4	238.5
	$1,438.9	$1,276.9	$4,235.0	$3,709.5
Segment Operating Income (Loss)
Commercial(1)	$(82.1)	$45.0	$(200.5)	$(3.5)
Defense & Space(2)	9.8	18.4	41.0	52.1
Aftermarket(3)	17.9	19.5	61.4	49.3
	$(54.4)	$82.9	$(98.1)	$97.9
SG&A	(69.2)	(69.1)	(217.2)	(203.8)
Research and development	(10.1)	(9.3)	(33.9)	(36.5)
Total operating loss	$(133.7)	$4.5	$(349.2)	$(142.4)

(1) The three and nine months ended September 28, 2023 include excess capacity production costs of $54.3 and $147.0, respectively, related to the temporary B737 MAX, A320 and A220 production schedule changes, costs of $0.8 and $7.9, respectively, related to temporary production pause, and $0.0 and $6.3, respectively, of restructuring costs. The nine months ended September 29, 2022 includes the impact of $23.9 of the total charge in relation to the suspension of activities in Russia as described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Global Economic Conditions and COVID-19. The three and nine months ended September 29, 2022 include $29.9 and $119.8, respectively, of excess capacity costs related to the temporary B737 MAX, A320 and A220 production schedule changes, abnormal costs of $0.3 and $9.8, respectively, of temporary workforce adjustment costs as a result of the COVID-19 pandemic, net of U.S. employee retention credit and U.K government subsidies, and net $0.0 and ($25.5), respectively, of restructuring costs and other costs, including partial offset related to the Aviation Manufacturing Jobs Protection ("AMJP") Program.
(2) The three and nine months ended September 28, 2023 include excess capacity production costs of $2.1 and $5.9 related to the temporary B737 production schedule changes, costs of $0.0 and $0.2, respectively, related to temporary production pause, and $0.0 and $0.9, respectively, of restructuring costs. The three and nine months ended September 29, 2022 include excess capacity costs of $1.5 and $6.3, respectively, related to temporary B737 production schedule changes, and $0.0 and ($2.3), respectively, of restructuring costs and partial offset related to AMJP.
(3) The three and nine months ended September 28, 2023 include $0.0 and $0.0, respectively, of restructuring costs and $0.0 and ($2.4), respectively, of benefit related to the settlement of a contingent consideration obligation related to the Applied Aerodynamics acquisition. The nine months ended September 29, 2022 includes $4.2 of the total charge in relation to the suspension of activities in Russia as described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Global Economic Conditions and COVID-19. The three and nine months ended September 29, 2022 include $0.0 and ($1.9), respectively, of partial offset related to AMJP.

24.  Restructuring Costs

The Company's results of operations for the nine months ended September 28, 2023 include restructuring costs related to the Voluntary Separation Program (“VSP”) that was offered to reduce structural costs by reducing indirect headcount. Participants in the VSP received a lump sum severance payment based on their years of Company service.

Restructuring costs are presented separately as a component of operating loss on the Condensed Consolidated Statements of Operations. The total restructuring costs for the three and nine months ended September 28, 2023 were $0.0 and $7.2,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

respectively, of which, $6.3 was included in segment operating margins for the Commercial Segment and $0.9 was included in segment operating margins for the Defense & Space Segment.

The Company's results of operations for the nine months ended September 29, 2022 includes restructuring costs related to actions the Company has taken to align costs to updated production levels that have been directed by the Company's customers (restructuring activity). Largely beginning in the first quarter of 2020, the Company's customers, including Boeing and Airbus, significantly reduced their overall production rates as a result of the COVID-19 pandemic and, in the case of Boeing, the B737 MAX grounding. The restructuring activity materially affected the scope of operations and manner in which business is conducted by the Company compared to periods prior to the restructuring activities.

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

The balance of confirmed obligations outstanding to suppliers who elect to participate in the supply chain financing program is included in the Company’s accounts payable balance on the Company’s Condensed Consolidated Balance Sheets. As of September 28, 2023, the balance of confirmed obligations outstanding was $112.7, an increase of $10.7 over the balance as of December 31, 2022 of $102.0. In the comparable prior year period, confirmed obligations outstanding were $103.5 as of September 29, 2022, an increase of $44.6 over the balance as of December 31, 2021. The changes in each period primarily reflect purchases from suppliers related to production levels during the respective periods.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

26.  Acquisitions

T.E.A.M., Inc.

On November 23, 2022, Spirit AeroSystems Textiles, LLC, a fully owned subsidiary of Spirit AeroSystems, Inc. (“Spirit Textiles”) closed its purchase of substantially all of the assets and all of the liabilities of T.E.A.M., Inc., a Rhode Island corporation, which is engaged in the business of manufacturing and engineering textiles, composites, and textile and composite products, for cash consideration of $31.3. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill, which is fully allocated to the Defense & Space segment. As of December 31, 2022, the Company had preliminarily concluded, but not finalized, its assessment and purchase price allocation of the acquisition. The final fair value determination was subject to a contractual post-closing working capital true-up, which the Company concluded in the three months ended March 30, 2023. The final purchase price allocation resulted in $0.6 adjustments to the assets acquired and the liabilities assumed that were recorded as of the acquisition date, which were included in the Condensed Consolidated Balance Sheet as of December 31, 2022. The adjusted assets acquired and the liabilities assumed included $8.3 of property, plant, and equipment, $1.7 of working capital, $13.5 of intangible assets and $7.7 allocated to goodwill, which is expected to be deductible for tax purposes. Operating income for the third quarter of 2023 was immaterial and reported within the Defense & Space segment.

There were no acquisition-related expenses for the nine months ended September 28, 2023. Acquisition-related expenses were $0.5 and $0.6 for the for the three and nine months ended September 29, 2022, respectively.

27. Subsequent Events

On October 12, 2023, Spirit and The Boeing Company executed the MOA to support production stability. The MOA establishes recurring shipset price increases for the B787 program effective for LN 1164 through LN 1605, recurring shipset price adjustments on the B737 program effective from the first delivery in 2026 through June 2033, releases of liabilities and claims through the effective date of the MOA by both parties relating to Boeing’s Commercial Airplanes division and its airplane programs under the General Terms Agreement for the B787 program and the General Terms Agreement for the B737, B747, B767 and B777 programs unless explicitly excluded within the MOA, Boeing provided funding for tooling and capital through 2025 for certain planned and potential B737 and B787 rate increases, amendment of repayment dates for outstanding customer financing, and changes to terms governing assignments. Regarding the tooling and capital funding, approximately $100.7 was received during the fourth quarter of 2023.

As a result of the MOA, which was executed in the fourth quarter, we expect to reverse liabilities, including previously recorded forward losses and material right obligation on the B787 program of between approximately $350.0 to $370.0 in the fourth quarter of 2023 which represents a preliminary estimate which could be subject to change based on certain performance during the fourth quarter. Regarding the $180.0 of advances received as customer financing in the quarter ended June 29, 2023, per the terms of the MOA, the repayment dates were amended. The amended repayment dates require repayment of $90.0 in December 2025 and equal payments of $45.0 in December 2026 and 2027. Additionally and separate from the range above, related to the release of claims, we will be reversing liabilities for certain claims received and other anticipated claims on our balance sheet in the fourth quarter of 2023 including the $23.0 of anticipated claims related to the Boeing 737 Vertical Fin Attach Fittings previously disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates or requires, as used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), references to “we,” “us,” “our,” and the “Company” refer to Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries. References to “Spirit” refer only to our subsidiary, Spirit AeroSystems, Inc., and references to “Holdings” refer only to Spirit AeroSystems Holdings, Inc.

International Association of Machinists and Aerospace Workers Contract Actions

As noted in our 2022 Form 10-K, as of December 31, 2022, approximately 55% of our U.S. employees were represented by the International Association of Machinists and Aerospace Workers (“IAM”) pursuant to an agreement with a then-existing expiration date of June 24, 2023. Active negotiations between the Company and the IAM Bargaining Committee began on May 1, 2023 and continued until IAM represented employees voted on the contract offer on June 21, 2023. The result of the vote was to reject the Company’s offer and to strike. In response, the Company suspended its Wichita operations impacted by IAM employees on June 22, 2023. IAM represented employees began to strike following the expiration of the contract on June 24, 2023. The Company and IAM representatives, with the assistance of a mediator from the Federal Mediation and Conciliation Service, engaged in further negotiations beginning on June 25, 2023. The result of this negotiation was a revised four-year contract offer, which was ratified by IAM represented employees on June 29, 2023. The Company began restoring operations on June 30, 2023, and fully resumed operations as the IAM workforce returned to work on July 5, 2023.

Following the vote to strike on June 22, 2023, the Company quickly implemented strategies to minimize, defer or eliminate discretionary spend, in the near term.

The IAM negotiations impacted all programs at the Wichita, Kansas site, including the B737 program. Based on current estimates of future production rates, Spirit’s labor costs will be higher than the previous IAM contract by approximately $80.0 million annually. Financial impacts through the third quarter of 2023 include strike disruption charges of $8.1 million recorded to other operating expense on the Consolidated Statements of Operations.

Global Economic Conditions and COVID-19

Global economic conditions impact our results of operations. Our business operations depend on, among other things, sufficient OEM orders (without suspension) from airlines and the financial resources of airlines, our suppliers, other companies, and individuals.

The continued fragility of the global aerospace supply chain may lead to interruptions in deliveries of or increased prices for components or raw materials used in our products, labor disruptions, and could delay production and/or materially adversely affect our business. Energy, freight, raw material, and other costs have been impacted by, and may continue to be impacted by, the war in Ukraine and the war in the Middle East. Prolonged global inflationary pressures have also impacted these costs in addition to increased interest costs and labor costs. In certain situations, we have the ability to recover certain abnormal inflationary impacts through contractual agreements with our customers; however, we anticipate that we will experience reduced levels of profitability related to inflationary impacts until such time as the rate of inflation subsides to normal historical levels. Our associated estimates of such costs, where applicable, use the most recent information available. The economic impact of inflation, together with the impact of increases in interest rates and actions taken to attempt to reduce inflation, may have a significant effect on the global economy, air travel, our supply chain, and our customers, and, as a result, on our business.

In addition, Russia’s invasion of Ukraine, the resultant sanctions and other measures imposed by the U.S. and other governments, and other related impacts have resulted in economic and political uncertainty and risks. In response to the Russian invasion of Ukraine, and the associated U.S. sanctions, the Company suspended all sanctioned activities relating to Russia, primarily consisting of sales and service activities. In the twelve months ended December 31, 2022, we recorded an aggregate pre-tax loss of $29.1 million related to adjustments of certain assets and liabilities associated with sanctioned Russian business activities. The charges are included on the Consolidated Statements of Operations for the twelve months ended December 31, 2022. The suspended activities’ impacts to prospective revenues, net income, net assets, cash flow from operations, and the Company’s Consolidated Financial Position are not material. Continuation or significant expansion of economic disruption or escalation of the conflict, or other geopolitical events of a similar nature, including the war in the Middle East, could have a material adverse effect on orders from our customers, the public’s ability or willingness to continue to travel, and/or our results of operations.

The lingering and secondary effects of the COVID-19 pandemic continue to have a significant negative impact on the aviation industry, our customers, and our business globally. Due to the uncertain nature of current conditions around the world, and the capability of conditions to evolve rapidly, we are unable to predict accurately the impact that COVID-19 or similar events will have on our business going forward.

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

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. In November 2020, the FAA issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes to be made before the aircraft returned to service. Boeing’s deliveries of the B737 MAX resumed in the fourth quarter of 2020. Since November 2020, regulators from Brazil, Canada, the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service. Additionally, the Civil Aviation Administration of China released a report on April 14, 2023 which conveys the message that the B737 MAX has been reviewed and deliveries to carriers of new B737 MAX airplanes could resume. As of the end of September 2023, approximately 90% of China’s B737 MAX fleet spread amongst twelve Chinese carriers have resumed passenger flights.

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

The B737 MAX 7 and MAX 10 models are currently going through Federal Aviation Administration (“FAA”) certification activities. In December 2022, an extension for certification of these two models to December 31, 2024 was granted when the U.S. Congress passed the Fiscal Year 2023 Omnibus Appropriations Bill. If Boeing is unable to achieve certification of these models or the entry into service is inconsistent with current assumptions, future revenues, earnings, and cash flows are likely to be adversely impacted.

On April 12, 2023, we issued a notice of escapement to Boeing related to the quality issue on the B737 Vertical Fin Attach Fittings. The remediation of the quality issue requires us to rework B737 units within our production system and reimburse Boeing for repairs on previously delivered units in their factory and warranty costs related to units in service. As of June 29, 2023, we have completed the required rework on available units located at our factory in Wichita, KS. The impact to production costs is reflected within the reported total gross margins and did not materially change from the preliminary cost estimate of approximately $31.0 million estimated as of March 31, 2023. Based upon informal communications to date with our customer, we believe Boeing has completed the required rework on approximately half of the affected units within its factory. We have not received a claim from Boeing for rework completed to date. However, we have made an estimate of the cost to reimburse Boeing for the units repaired to date of $23.0 million for the period ended June 29, 2023. This amount is recorded as contra revenue. As mentioned in Note 27 Subsequent Events to our condensed consolidated financial statements included in Part I of this Quarterly Report, on October 12, 2023, we entered into a Memorandum of Agreement (the “MOA”) with Boeing. Among other things, the MOA includes a broad release of liability and claims through October 12, 2023, by both parties relating to Boeing's Commercial Airplanes division and its airplane programs under the General Terms Agreement for the B787 program and the General Terms Agreement for the B737, B747, B767, and B777 programs. As a result, we will reverse the $23.0 million of contra revenue adjustment recorded in the three months ended June 29, 2023 in the three months ending December 31, 2023.

B787 Program

In the year ended December 31, 2020, production rate decreases from our customer on the B787 program resulted in incremental forward loss charges of $192.5 million. During the year ended December 31, 2021, the combination of further production rate decreases from our customer and estimated costs of rework and engineering changes resulted in incremental forward loss charges of $153.5 million. During the year ended December 31, 2022, our estimates for further production rate decreases and build schedule changes, supply chain costs, and other costs, including costs of rework, drove additional forward loss charges of $93.5 million. For the nine months ended September 28, 2023, our updated estimates drove an additional $93.0 million of forward loss primarily related to the impact of the IAM agreement, additional labor and supply chain cost growth. As mentioned in Note 27 Subsequent Events to our condensed consolidated financial statements included in Part I of this Quarterly Report, on October 12, 2023, we entered into the MOA with Boeing. Among other things, this MOA establishes certain recurring shipset price increases for the B787, and as a result we will reverse certain liabilities, including a certain amount of forward losses and material right obligation related to the B787 program in the three months ending December 31, 2023. Additional production rate changes, changes in cost assessments, claims, labor work stoppages, supply chain cost changes, or changes to the scope of quality issues and any associated rework, could result in an incremental loss provision.

Airbus Programs

In the year ended December 31, 2020, the A350 program recorded forward loss charges of $147.9 million associated with customer driven production rate changes. During the year ended December 31, 2021, the A350 program recorded forward loss charges of $55.2 million related to customer driven production rate changes and quality-related costs. The A350 program recorded additional forward loss charges of $105.7 million for the year ended December 31, 2022 related to estimated quality-related costs, non-recurring engineering and tooling costs, and additional labor, freight, and other cost requirements driven by parts shortages, production and quality issues, and customer production rate changes. For the nine months ended September 28, 2023, our updated estimates drove a $65.0 million incremental estimated forward loss on the A350 program, driven by the impact of schedule changes and other supply chain cost growth.

The A220 wing program recorded additional forward losses of $25 million for the year ended December 31, 2022, primarily related to the bankruptcy of a supplier and associated failure of the supplier to deliver key parts on the program. For the nine months ended September 28, 2023, our updated estimates drove a $108.3 million incremental estimated forward loss on the A220 wing program, driven by estimated supply chain costs including certain non-recurring cost estimates, schedule changes, and foreign exchange headwinds.

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

The results of our annual assessment indicated that the fair value substantially exceeded the carrying value for each reporting unit, and as a result, no impairment existed as of the annual assessment date during the fourth quarter of 2022. Further, we have not identified any indications of impairment that would prompt an interim impairment assessment for the quarter ended September 28, 2023.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Nine Months Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
	($ in millions)		($ in millions)
Revenue	$1,438.9	$1,276.9	$4,235.0	$3,709.5
Cost of sales	1,492.5	1,194.0	4,320.2	3,611.4
Gross (loss) profit	(53.6)	82.9	(85.2)	98.1
Selling, general and administrative	69.2	69.1	217.2	203.8
Restructuring costs	—	—	7.2	0.2
Research and development	10.1	9.3	33.9	36.5
Other operating expense	0.8	—	5.7	—
Operating loss	(133.7)	4.5	(349.2)	(142.4)
Interest expense and financing fee amortization	(75.1)	(56.8)	(221.1)	(170.8)
Other income (expense), net	7.3	(42.1)	(120.0)	30.2
Loss before income taxes and equity in net income (loss) of affiliates	(201.5)	(94.4)	(690.3)	(283.0)
Income tax provision	(2.4)	(32.9)	(1.1)	(18.4)
Loss before equity in net income (loss) of affiliates	(203.9)	(127.3)	(691.4)	(301.4)
Equity in net income (loss) of affiliates	—	(0.3)	(0.2)	(1.2)
Net loss	$(203.9)	$(127.6)	$(691.6)	$(302.6)

Comparative shipset deliveries by model were as follows(1):

	Three Months Ended		Nine Months Ended
Model	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
B737	83	69	252	200
B747	—	—	—	1
B767	7	7	24	23
B777	9	8	23	19
B787	9	6	25	13
Total Boeing	108	90	324	256
A220	16	12	43	46
A320 Family	129	145	423	447
A330	8	8	26	20
A350	12	11	37	37
Total Airbus	165	176	529	550
Total Business and Regional Jets	59	50	167	149
Total	332	316	1,020	955

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

Net revenues by prime customer were as follows:

	Three Months Ended		Nine Months Ended
Prime Customer	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
	($ in millions)		($ in millions)
Boeing	$883.9	$824.3	$2,640.6	$2,233.7
Airbus	274.5	237.2	816.8	822.2
Other	280.5	215.4	777.6	653.6
Total net revenues	$1,438.9	$1,276.9	$4,235.0	$3,709.5

Changes in Estimates

During the third quarter of 2023, we recognized unfavorable changes in estimates of $165.1 million, which included net forward loss charges of $101.1 million, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2023 of $64.0 million. The forward losses in the third quarter were primarily driven by labor and production cost growth on the A350 program, additional labor and supply chain cost growth on the B787 program, increased factory performance and supply chain costs on the B767 program, and production costs incurred on the Sikorsky CH-53K program. The unfavorable cumulative catch-up adjustments primarily relate to increased factory performance costs and rework costs related to the quality issue on the B737 aft pressure bulkhead on the B737 program, and production cost overruns and foreign currency movements on the A320 program. As referenced above, we utilize a periodic forecasting process to assess the progress and performance of our programs. We may continue to experience forward losses in the future as a result of production schedule impacts from our customers, increases in costs related to persistent inflation, or other factors resulting in cost estimates higher than our original forecast.

During the same period in the prior year, we recognized total unfavorable changes in estimates of $54.0 million, which included net forward loss charges of $49.1 million, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2022 of $4.9 million.

Three Months Ended September 28, 2023 as Compared to Three Months Ended September 29, 2022

Revenue.  Net revenue for the three months ended September 28, 2023 was $1,438.9 million, an increase of $162 million, or 12.7%, compared to net revenue of $1,276.9 million for the same period in the prior year. The increase in revenue was primarily driven by increased Boeing deliveries and increased Defense and Space revenue. Approximately 81% and 83% of Spirit’s net revenues for the third quarter of 2023 and 2022, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing increased to 108 shipsets during the third quarter of 2023, compared to 90 shipsets delivered in the same period of the prior year, primarily driven by the continued production ramp up of the B737 program along with additional B787 deliveries. Total deliveries to Airbus decreased to 165 shipsets during the third quarter of 2023, compared to 176 shipsets delivered in the same period of the prior year, primarily driven by a decrease in A320 deliveries partially offset by additional A220 deliveries in the current quarter. Deliveries for business/regional jet components increased to 59 shipsets delivered during the third quarter of 2023, compared to 50 shipsets delivered in the same period of the prior year. In total, deliveries increased to 332 shipsets during the third quarter of 2023, compared to 316 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit.  Gross loss was ($53.6) million for the three months ended September 28, 2023, compared to gross profit of $82.9 million for the same period in the prior year. The increase in loss from the prior year period was primarily driven by higher unfavorable cumulative catch-up adjustments and higher forward losses, as detailed below. In the third quarter of 2023, we recognized $56.4 million of excess capacity production costs driven by cost overruns and production schedule changes on B737 MAX, A220 and A320 programs, compared to excess capacity cost of $31.4 million in the same period of the prior year. In the third quarter of 2023, we recognized $64.0 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2023, and $101.1 million of net forward loss charges. As mentioned in the Note 4 Changes in Estimates to our condensed consolidated financial statements included in Part I of this Quarterly Report, the forward losses recorded in the third quarter of 2023 were primarily driven by labor and production cost growth on the A350 program, additional labor and supply chain cost growth on the B787 program, increased factory performance and supply chain costs on the B767 program, and production costs incurred including the impact of the IAM agreement on the Sikorsky CH-53K program. In the third quarter of 2022, we recorded $4.9 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2022, and $49.1 million of net forward loss charges primarily driven by increased cost estimates for production on the A350 program, increased engineering cost estimates on the RB3070 program, and increased cost estimates for supply chain, rework, and fixed cost absorption on the B787 program.

SG&A and Research and Development.  Current period SG&A was higher than in the prior year period by $0.1 million, primarily due to increased bids and proposals in Defense & Space, partially offset by reductions in incentives and purchased services. More research and development activity drove expenses $0.8 million higher for the three months ended September 28, 2023, as compared to the same period in the prior year.

Operating (Loss) Income.  Operating loss for the three months ended September 28, 2023 was ($133.7) million, a decrease of $138.2 million, compared to operating income of $4.5 million for the same period in the prior year. The variance reflects the higher unfavorable cumulative catch-up adjustments and higher forward losses detailed above.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended September 28, 2023 increased $18.3 million compared to the same period in the prior year, driven by higher interest rates. The three months ended September 28, 2023 includes $70.1 million of interest and fees paid or accrued in connection with long-term debt and $2.9 million in amortization of deferred financing costs and original issue discount, compared to $51.3 million of interest and fees paid or accrued in connection with long-term debt and $1.9 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. See also Note 15 Debt to our condensed consolidated financial statements included in Part I of this Quarterly Report.

Other Income (Expense), net. Other income, net for the three months ended September 28, 2023 was $7.3 million, compared to other expense of ($42.1) million for the same period in the prior year, a decrease in expense of $49.4 million. The decrease in other expense was primarily due to net pension related income in the current year period of $1.7 million versus net pension related expense of ($56.4) million in the prior year period. In addition, we recorded lower foreign currency gains of $12.9 million recognized in the current period, versus gains of $13.4 million in the same period of the prior year. The respective pension expense value for 2022 was driven by special accounting impacts related to pension plan termination activities. See also Note 16 Pension and Other Post-Retirement Benefits. Additionally, in the prior year period there was a gain of $10.0 million related to the termination of a joint venture agreement. See also Note 21 Other Income (Expense), Net to our condensed consolidated financial statements included in Part I of this Quarterly Report.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of September 28, 2023. The net valuation allowance was increased by $43.6 million in the U.S. and by $11.2 million in the U.K. for the three months ended September 28, 2023.

The income tax provision for the three months ended September 28, 2023 includes ($6.7) million for federal taxes, $3.7 million for state taxes and $5.4 million for foreign taxes. The income tax provision for the three months ended September 29, 2022 includes $19.6 million for federal taxes, $4.3 million for state taxes and $9.0 million for foreign taxes. The effective tax rate for the three months ended September 28, 2023 is (1.19%) as compared to (34.73%) for the same period in 2022. As we are reporting a pre-tax loss for the three months ended September 28, 2023, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

The decrease from the U.S. statutory tax rate is attributable primarily to valuation allowances on deferred tax assets.

Segments. The following table shows segment revenues and operating income for the three months ended September 28, 2023 and September 29, 2022:

	Three Months Ended
	September 28, 2023	September 29, 2022
	($ in millions)
Segment Revenues
Commercial	$1,136.4	$1,034.9
Defense & Space	205.7	161.7
Aftermarket	96.8	80.3
	$1,438.9	$1,276.9
Segment Operating (Loss) Income
Commercial	$(82.1)	$45.0
Defense & Space	9.8	18.4
Aftermarket	17.9	19.5
	$(54.4)	$82.9
SG&A	(69.2)	(69.1)
Research and development	(10.1)	(9.3)
Total operating loss	$(133.7)	$4.5

Commercial segment, Defense & Space segment, and Aftermarket segment represented approximately 79%, 14%, and 7%, respectively, of our net revenues for the three months ended September 28, 2023 and approximately 81%, 13%, and 6%, respectively, of our net revenues for the three months ended September 29, 2022.

Commercial segment.  Commercial segment net revenues for the three months ended September 28, 2023 were $1,136.4 million, an increase of $101.5 million, or 10%, compared to the same period in the prior year. The increase in revenues was primarily driven by increased deliveries to Boeing in the current period.

Commercial segment operating margins were (7%) for the three months ended September 28, 2023, compared to 4% for the same period in the prior year. The margin decreasing for the three months ended September 28, 2023, as compared to the prior year period, was primarily due to higher unfavorable changes in estimates recorded in the current period, partially offset by higher B737 deliveries. In the third quarter of 2023, the segment recorded unfavorable cumulative catch-up adjustments of $59.1 million and net forward loss charges of $86.5 million. In comparison, during the third quarter of 2022, the segment recorded unfavorable cumulative catch-up adjustments of $6.9 million and net forward loss charges of $47.4 million. For the three months ended September 28, 2023, the Commercial segment included $54.3 million of excess capacity production costs, and $0.8 million of temporary production pause charges, compared with excess capacity costs of $29.9 million, and net workforce reductions of $0.3 million, for the same period in the prior year.

Defense & Space segment. Defense & Space segment net revenues for the three months ended September 28, 2023 were $205.7 million, an increase of $44.0 million, or 27%, compared to the same period in the prior year. The variance from the prior year period includes the impact of additional revenues from progress on classified programs and increased production of the Boeing B737 program, the contracts for which include units produced for the Boeing P-8 program that are accounted for in the Defense & Space segment.

Defense & Space segment operating margins decreased to 5% for the three months ended September 28, 2023, compared to 11% for the same period in the prior year. The decrease in margin over the prior year period was primarily due to increased costs on the Boeing P-8 program resulting from higher supply chain cost estimates, as well as higher unfavorable changes in estimates recorded in the current period on the Sikorsky CH-53K program. For the three months ended September 28, 2023 the Defense & Space segment included $2.1 million of excess capacity production costs, $0.0 million of temporary production pause charges, and restructuring costs of $0.0 million, compared with compared with excess capacity costs of $1.5 million and restructuring costs of $0.0 million for the same period in the prior year. The segment recorded unfavorable cumulative catch-up adjustments of $4.9 million for the three months ended September 28, 2023. The segment recorded net forward loss charges of $14.6 million for the three months ended September 28, 2023. In comparison, during the same period of the prior year, the segment recorded favorable cumulative catch-up adjustments of $2.0 million and net forward loss charges of $1.7 million.

Aftermarket segment.  Aftermarket segment net revenues for the three months ended September 28, 2023 were $96.8 million, an increase of $16.5 million, or 21%, compared to the same period in the prior year. Aftermarket segment operating margins were 18% for the three months ended September 28, 2023, compared to 24% for the same period in the prior year. The decrease in margins was driven primarily by lower margins on increased activity.

Nine Months Ended September 28, 2023 as Compared to Nine Months Ended September 29, 2022

Revenue. Net revenue for the nine months ended September 28, 2023 was $4,235.0, an increase of $363.5, or 12.1%, compared to net revenue of $3,709.5 for the same period in the prior year. The increase in revenue was primarily driven by higher deliveries on Boeing and Defense programs, offset by Airbus deliveries. Approximately 82% and 82% of the Company's net revenues for the nine months ended September 28, 2023 and September 29, 2022, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing increased to 324 shipsets during the nine months ended September 28, 2023, compared to 256 shipsets delivered in the same period of the prior year, primarily driven by the continued production ramp up of the B737 program along with additional B787 deliveries. Total deliveries to Airbus decreased to 529 shipsets during the nine months ended September 28, 2023, compared to 550 shipsets delivered in the same period of the prior year, primarily driven by customer driven schedule changes and production delays. Deliveries for business/regional jet components increased to 167 shipsets during the nine months ended September 28, 2023, compared to 149 shipsets delivered in the same period of the prior year. In total, deliveries increased to 1,020 shipsets during the nine months ended September 28, 2023, compared to 955 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit. Gross loss was ($85.2) million for the nine months ended September 28, 2023, compared to gross profit of $98.1 million for the same period in the prior year. The decrease in profit over the same period of the prior year was primarily driven by higher negative changes in estimates in the current period, partially offset by higher profit on increased deliveries in B737. In the nine months ended September 28, 2023, the Company recognized $152.9 million of excess capacity production costs driven by cost overruns and production schedule changes, compared to excess capacity production costs of $126.1 million and $9.8 million of net workforce adjustments as a result of COVID-19 in the same period of the prior year. In the nine months ended September 28, 2023, the Company recognized $49.4 million of unfavorable cumulative catch-up adjustments related to periods prior to the nine months ended September 28, 2023, and $315.8 million of net forward loss charges. The forward losses recorded in the period were primarily driven by labor and production cost growth, higher supply chain costs, and schedule revisions on the A350 program and additional labor, the impact of the IAM agreement and supply chain cost growth on the B787 program, increased factory performance and supply chain costs on the B767, and production costs incurred including the impact of the IAM agreement on the Sikorsky CH-53K program. In the nine months ended September 29, 2022, the Company recorded $26.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the nine months ended September 29, 2022, and $136.6 million of net forward loss charges on the B787, A350, RB3070, and A220 programs.

SG&A and Research and Development. SG&A expense was $13.4 million higher for the nine months ended September 28, 2023, compared to the same period in the prior year. The variance was driven by increases in headcount, purchased services, incentives, and travel. Less research and development activity drove research and development expense $2.6 million lower for the nine months ended September 28, 2023, as compared to the same period in the prior year.

Restructuring Costs. Restructuring costs of $7.2 million for cost alignment and headcount reductions increased $7.0 million for the nine months ended September 28, 2023, compared to the same period in the prior year. The variance is primarily driven by the results of the voluntary separation program activity in the current period.

Operating (Loss) Income. Operating loss for the nine months ended September 28, 2023 was ($349.2) million, an increase of $206.8 million, compared to the operating loss of ($142.4) million for the same period in the prior year. The increase reflects the effects of higher changes in estimates and forward loss charges as well as expenses related to the temporary production pause resulting from the IAM strike.

Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the nine months ended September 28, 2023 increased $50.3 million compared to the same period in the prior year, driven by higher interest rates offset by lower interest expense on the repayable investment agreement with the Department of Business, Energy, and Industrial Strategy of the Government of the United Kingdom which was fully settled in the same period of the prior year (see Note 21 Other Income (Expense), Net). The nine months ended September 28, 2023 includes $208.0 million of interest and fees paid or accrued in connection with long-term debt and $8.6 million in amortization of deferred financing costs and original issue discount, compared to $148.9 million of interest and fees paid or accrued in connection with long-term debt and $5.7 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. See also Note 15 Debt to our condensed consolidated financial statements included in Part I of this Quarterly Report.

Other Income (Expense), net. Other expense, net for the nine months ended September 28, 2023 was ($120.0) million, compared to other income of $30.2 million for the same period in the prior year. The increase in other expense was primarily due to net pension expense of ($59.0) million in the current year period versus net pension expense of ($15.1) million in the prior year period (see Note 21 Other Income (Expense), Net to our condensed consolidated financial statements included in Part I of this Quarterly Report). In addition, we recorded ($0.4) million of foreign currency losses in the current year period versus foreign currency gains of $40.6 million in the prior year period. The increase in other expense also reflects a gain of $20.7 million recorded in the prior year period related to the settlement of the repayable investment agreement with the U.K. Department of Business, Energy and Industrial Strategy.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing asset and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management's opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of September 28, 2023. The net valuation allowance was increased by $112.6 million in the U.S. and by $46.9 million in the U.K. for the nine months ended September 28, 2023.

The income tax provision for the nine months ended September 28, 2023 includes ($10.9) million for federal taxes, $1.1 million for state taxes and $10.9 million for foreign taxes. The income tax provision for the nine months ended September 29, 2022 includes $14.2 million for federal taxes, $2.2 million for state taxes and $2.0 million for foreign taxes. The effective tax rate for the nine months ended September 28, 2023 is (0.16%) as compared to (6.49%) for the same period in 2022. As we are reporting a pre-tax loss for the nine months ended September 28, 2023, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

The decrease from the U.S. statutory rate is attributable primarily to nondeductible interest expense, nondeductible excise tax, valuation allowances on deferred tax assets, and foreign rate differences.

Segments. The following table shows segment revenues and operating income for the nine months ended September 28, 2023 and September 29, 2022:

	Nine Months Ended
	September 28, 2023	September 29, 2022
	($ in millions)
Segment Revenues
Commercial	$3,367.9	$3,004.4
Defense & Space	583.7	466.6
Aftermarket	283.4	238.5
	$4,235.0	$3,709.5
Segment Operating (Loss) Income
Commercial	$(200.5)	$(3.5)
Defense & Space	41.0	52.1
Aftermarket	61.4	49.3
	$(98.1)	$97.9
SG&A	(217.2)	(203.8)
Research and development	(33.9)	(36.5)
Total operating loss	$(349.2)	$(142.4)

Commercial segment, Defense & Space segment, and Aftermarket segment represented approximately 80%, 14%, and 7%, respectively, of our net revenues for the nine months ended September 28, 2023, and approximately 81%, 13%, and 6%, respectively, of our net revenues for the nine months ended September 29, 2022.

Commercial segment. Commercial segment net revenues for the nine months ended September 28, 2023 were $3,367.9 million, an increase of $363.5 million, or 12%, compared to the same period in the prior year. The increase in revenues was primarily driven by increased deliveries to Boeing in the current period.

Commercial segment operating margins were (6%) for the nine months ended September 28, 2023, compared to 0% for the same period in the prior year. The decrease in margin, compared to the same period in the prior year, was driven by higher unfavorable changes in estimates recorded in the period, supply chain issues and production costs on B767, A350 and A220, and the contra revenue recognized for a potential customer claim, partially offset by higher B737 deliveries and the absence of losses related to Russia sanctions recognized during the prior year period. For the nine months ended September 28, 2023, the Commercial segment includes $147.0 million of excess capacity production costs, $7.9 million of temporary production pause charges, and $6.3 million, net, of restructuring and other costs, compared with excess capacity production costs of $119.8 million, net workforce adjustments of $9.8 as a result of COVID-19, and net restructuring and other costs of ($25.5) million, including partial offset related to the AMJP Program grant of ($28.4) million for the same period in the prior year. For the nine months ended September 28, 2023, the segment recorded unfavorable cumulative catch-up adjustments of $40.7 million and net forward loss charges of $298.3 million. In comparison, for the nine months ended September 29, 2022, the segment recorded unfavorable cumulative catch-up adjustments of $27.8 million and net forward loss charges of 132.6 million. The margin for the nine months ended September 29, 2022 includes the impact of $23.9 million of the charge, mentioned above, in relation to the suspension of activities related to customers in Russia due to the Russian invasion of Ukraine, and the associated sanctions.

Defense & Space. Defense & Space segment net revenues for the nine months ended September 28, 2023 were $583.7 million, an increase of $117.1 million, or 25%, compared to the same period in the prior year. The increase from the prior year includes the impact of additional revenues from progress on classified programs and increased production on the B737 program, the contracts for which include units produced for the Boeing P-8 program that are accounted for in the Defense & Space segment.

Defense & Space segment operating margins were 7% for the nine months ended September 28, 2023, compared to 11% for the same period in the prior year. The decrease in operating income margin for the segment was primarily due to increased costs on the Boeing P-8 program resulting from the IAM union negotiations and higher supply chain cost estimates, as well as higher unfavorable changes in estimates recorded in the current period on the Sikorsky CH-53K program. For the nine months ended September 28, 2023, the Defense & Space segment includes $5.9 million of excess capacity production costs, $0.2 million of temporary production pause charges, and $0.9 million, net, of restructuring and other costs, compared with excess capacity production costs of $6.3 million and ($2.3) million of partial offset related to the AMJP Program grant during the same period of the prior year. The segment recorded unfavorable cumulative catch-up adjustments of ($8.7) million and net forward losses of ($17.5) million for the nine months ended September 28, 2023. In comparison, during the same period of the prior year, the segment recorded favorable cumulative catch-up adjustments of $1.6 million and net forward loss charges of ($4.0) million.

Aftermarket. Aftermarket segment net revenues for the nine months ended September 28, 2023 were $283.4 million, an increase of $44.9 million, or 19%, compared to the same period in the prior year. Aftermarket segment operating margins were 22% for the nine months ended September 28, 2023, compared to 21% for the same period in the prior year. For the nine months ended September 28, 2023, the margin increase reflects increases in MRO product mix and the $2.4 million benefit from the settlement of a contingent consideration obligation related to a prior year acquisition as well as the absence of losses related to Russia sanctions that were recognized in the prior year period of $4.2 million. In comparison, the operating margins for the Aftermarket segment during the nine months ended September 29, 2022 includes ($1.9) million of partial offset related to the AMJP Program grant and the impact of $4.2 million of the charge, mentioned above, in relation to the suspension of activities related to customers in Russia due to the Russian invasion of Ukraine, and the associated sanctions.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal sources of liquidity are operating cash flows from continuing operations and borrowings to finance our business operations. During the second quarter ended June 29, 2023, our operating cash flows from continuing operations were adversely impacted by the IAM strike and the associated production pause which began on June 22, 2023 and ended on July 5, 2023. Additionally, in recent periods, other adverse impacts to our operating cash flows have been caused by, among other things, the B737 MAX grounding, the COVID-19 pandemic, production rate changes for the B737 MAX program and other programs, supply chain disruptions, labor shortages and cost increases affecting our business. We expect those adverse impacts to continue through 2023 and beyond. As discussed in Note 27 Subsequent Events to our condensed consolidated financial statements included in Part I of this Quarterly Report, on October 12, 2023, we entered into the MOA with Boeing. Among other things, the MOA includes a broad release of liability and claims through October 12, 2023, by both parties relating to Boeing's Commercial Airplanes division and its airplane programs under the General Terms Agreement for the B787 program and the General Terms Agreement for the B737, B747, B767, and B777 programs. For purposes of assessing our liquidity needs in this section, we have assumed that Boeing will not further reduce the B737 MAX production rate and that other customers generally would not further reduce their production rates. For risks that may affect that assumption, see Item 1A, “Risk Factors” in our 2022 Form 10-K.

During the quarter ended June 29, 2023, we received cash advances of $180.0 million from Boeing related to a memorandum of agreement with Boeing executed on April 28, 2023, which originally required a repayment of $90.0 million on February 14, 2024, and $90.0 million on February 14, 2025. Per the terms of the MOA signed with Boeing on October 12, 2023 (see Note 27 Subsequent Events to our condensed consolidated financial statements included in Part I of this Quarterly Report), the repayment dates have been amended to delay the payments such that $90.0 is payable in December 2025 and the remaining $90.0 is payable in equal $45.0 installments in December 2026 and 2027. Our repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) we fail to make any repayment in full on the applicable Repayment Date, (ii) we fail to submit a satisfactory written confirmation that we are able to and intend to make the required repayment thirty days prior to each Repayment Date, as required under the agreement, or (iii) we repudiate any performance obligation under the agreement or certain of our existing agreements with Boeing. Boeing will have the right to set off any unpaid amount due and payable under the memorandum of agreement from any amount owed to Boeing under any other agreement between the parties. As of September 28, 2023, the $90.0 million repayable on February 14, 2024 is reflected in the Other current liabilities line item on the Condensed Consolidated Balance Sheets while the $90.0 million repayable on February 14, 2025 is reflected in the Other non-current liabilities line item. The classification of these advance liabilities will change to long-term for the entire $180.0 when the impact of the MOA is reflected in the fourth quarter of 2023. Based on the specific terms and conditions within the final agreement, the $180.0 million receipt is shown as a financing cash flow while the future repayment of the Boeing advances will be reflected as usage of financing cash flow. See Note 22 Other Liabilities to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

During the quarters ended June 29, 2023 and September 28, 2023, we received two equal advance payments from Airbus of $50.0 million each under an agreement between Airbus S.A.S. and Spirit AeroSystems (Europe) Limited (“Spirit Europe”) signed on June 23, 2023 (the “A350 Agreement”). The A350 Agreement provides for up to $100.0 million of advances that are required to be repaid along with a nominal fee to Airbus by way of offset against the purchase price of A350 FLE shipset deliveries in 2025. To the extent actual deliveries in 2025 are insufficient to offset the advance amount, any amount not offset against deliveries will be due and payable to Airbus on December 31, 2025. Related to the A350 Agreement, Spirit Europe has pledged certain program assets including work in process inventories and raw materials at Spirit's Scotland facility in an amount sufficient to cover the advances. Based on the specific terms and conditions within the A350 Agreement, the $100.0 million of receipts are shown as operating cash flows. As the Airbus advance will be repaid through offset against shipset deliveries, those repayments will effectively reduce operating cash flow in 2025. See Note 12 Customer Advances to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

As of September 28, 2023, our debt balance was $3,875.2 million, including $64.2 million of debt classified as short-term. As of September 28, 2023, we had $374.1 million of cash and cash equivalents on the Condensed Consolidated Balance Sheet, which reflects a decrease of $284.5 million from the cash and cash equivalents balance of $658.6 million as of December 31, 2022.

Based on current operating trends and the receipt of the cash advances referred to above, in addition to the impact of the MOA referenced in Note 27 Subsequent Events to our condensed consolidated financial statements included in Part I of this Quarterly Report, we believe our cash on hand and cash flows generated from operations, together with other sources of liquidity and our ability to vary our cost structure, will provide sufficient liquidity for the next twelve months and for the foreseeable future beyond the next twelve months. Beyond the next twelve months, this belief assumes that we will be able to refinance our indebtedness at or prior to maturity with new borrowings or other sources of liquidity. Limitations on our ability to access the capital or credit markets, the cost impacts of additional production rate changes or quality issues, difficulty with managing costs due to labor shortages, supply chain disruptions, inflation or other factors, or unfavorable terms or general reductions in liquidity, may adversely and materially impact our business, financial condition, and results of operations, and prevent us from being able to meet our obligations as they become due. There can be no assurance that we will be able to access the capital or credit markets or, if we do have such access, that it will be on favorable terms.

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

We have agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third-party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with us, and they continue to allow us to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s, Airbus’s, and Rolls-Royce's financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing, Airbus, or Rolls-Royce due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues, which could have an adverse impact upon our operating results, financial condition, and cash flows. For the nine months ended September 28, 2023, $2,657.0 million of accounts receivable were sold via these arrangements.

Cash Flows

The following table provides a summary of our cash flows for the nine months ended September 28, 2023 and September 29, 2022:

	For the Nine Months Ended
	September 28, 2023	September 29, 2022
	($ in millions)
Net cash used in operating activities	$(339.5)	$(367.4)
Net cash used in investing activities	(76.5)	(88.8)
Net cash provided by (used in) financing activities	134.1	(334.5)
Effect of exchange rate change on cash and cash equivalents	—	(17.5)
Net decrease in cash, cash equivalents and restricted cash for the period	(281.9)	(808.2)
Cash, cash equivalents, and restricted cash beginning of period	678.4	1,498.4
Cash, cash equivalents, and restricted cash, end of period	$396.5	$690.2

 Nine Months Ended September 28, 2023 as Compared to Nine Months Ended September 29, 2022

Operating Activities. For the nine months ended September 28, 2023, we had a net cash outflow of $339.5 million from operating activities, a decrease in net outflow of $27.9 million compared to a net cash outflow of $367.4 million for the same period in the prior year. The decrease in net cash outflow, period over period, primarily represents the excess pension plan asset reversion to cash discussed in Note 16 Pension and Other Post-Retirement Benefits to our condensed consolidated financial statements included in Part I of this Quarterly Report as well as the receipt of $100 million of advances from customers in the current year.

Investing Activities. For the nine months ended September 28, 2023, we had a net cash outflow of $76.5 million for investing activities, a decrease in outflow of $12.3 million compared to a net cash outflow of $88.8 million for the same period in the prior year. The cash outflows for investing activities in both periods was driven by capital expenditures.

Financing Activities. For the nine months ended September 28, 2023, we had a net cash inflow of $134.1 million for financing activities, an increase in inflow of $468.6 million, compared to a net cash outflow of $334.5 million for the same period in the prior year. The increased cash inflow was primarily driven by the receipt of $180.0 million of advances from Boeing in the current year and the prior year $289.5 million principal repayment of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy, and Industrial Strategy. During the nine months ended September 28, 2023, we did not pay any dividends, compared to a dividend of $3.2 million paid in the same period in the prior year. There were no repurchases of Common Stock under our share repurchase program during either the nine months ended September 28, 2023 or September 29, 2022.

Pension and Other Post-Retirement Benefit Obligations

Effective October 1, 2021, we spun off a portion of the existing Pension Value Plan (“PVP A”), to a new plan called PVP B (“PVP B”). As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At September 28, 2023 and December 31, 2022, an excess pension plan asset reversion of $61.4 million and $71.1 million is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over seven years as they are distributed to employees under a qualified benefit program.

Separately, during the nine months ended September 28, 2023, we received an excess plan asset reversion of $179.5 million of cash from PVP A. This transaction was accounted for as a negative contribution and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the nine months ended September 28, 2023. Excise tax of $35.9 million related to the reversion of excess plan assets was separately recorded to the Other income (expense), net line item on the Consolidated Statements of Operations for the nine months ended September 28, 2023. See also Note 21 Other Income (Expense), Net to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

As disclosed in the Company's 2022 Form 10-K, in July 2022, the Company adopted and communicated to participants a plan to terminate PVP A. In the first quarter of 2023, the Company recognized additional non-cash, pre-tax non-operating settlement accounting charges of $64.6 million related to the purchase of annuities for any participants not electing a lump-sum distribution.

Our U.S. pension plan remained fully funded at September 28, 2023. Our plan investments are broadly diversified, and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16 Pension and Other Post-Retirement Benefits to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information on the Company’s pension plans. Other than the reversion of excess plan assets noted above, which was accounted for as a negative contribution, the Company's expected contributions for the current year have not significantly changed from those described in the Company's 2022 Form 10-K. The Shorts’ Pension has been in a deficit position during recent years, and there is a risk that additional contributions will be required from the trustees or the U.K. Pension Regulator as described under Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K.

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into a series of currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling at our operations located in Belfast, Northern Ireland. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through June 2024. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain recognized in AOCI was $2.2 million for the nine months ended September 28, 2023. Within the next 12 months, the Company expects to recognize a gain of ($6.3) million in earnings related to the foreign currency forward contracts. As of September 28, 2023, the maximum term of the hedged forecasted transaction was 9 months.

See Note 14 Derivative and Hedging Activities to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Debt and Other Financing Arrangements

As of September 28, 2023, the outstanding balance of the senior secured Term Loan B Credit Agreement was $589.5 million and the carrying value was $572.6 million.

As of September 28, 2023, the outstanding balance of the 2023 Notes and the 2028 Notes was $0.0 million and $700.0 million, respectively, and the carrying value was $0.0 million and $696.4 million, respectively.

As of September 28, 2023, the outstanding balance of the Second Lien 2025 Notes, First Lien 2025 Notes, and 2026 Notes was $1,200.0 million, $20.8 million, and $300.0 million, respectively, and the carrying value was $1,193.8 million, $20.8 million, and $299.0 million.

As of September 28, 2023, the outstanding balance of the First Lien 2029 Notes was $900.0 million and the carrying value was $888.0 million.

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

All of the existing guarantees by the Company and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of the Company and Spirit NC (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of September 28, 2023, indebtedness of our non-guarantor subsidiaries included $160.2 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $17.9 million of finance leases of our non-guarantor subsidiaries. Based on our understanding of Rule 3-10 of Regulation S-X (“Rule 3-10”), we believe that the Company's guarantees of Spirit’s indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for the Company, Spirit and Spirit NC, which is a consolidated guarantor subsidiary, in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes information regarding the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented. The following tables include summarized financial information of Spirit, the Company, and Spirit NC (together, the “obligor group”). Investments in and equity in the earnings of the Company's Non-Guarantor Subsidiaries, which are not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis for Spirit and the Company, and separately for Spirit NC, with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented in separate line items, if they are material. There are no non-controlling interests in any of the obligor group entities.

Summarized Statements of Income	Nine months ended September 28, 2023
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$3,319.0	$—
Net Sales to Non-Guarantor Subsidiaries	12.3	31.1
Gross profit on sales to unrelated parties	20.4	—
Gross (loss) profit on sales to Non-Guarantor Subsidiaries	(10.0)	1.6
Loss from continuing operations	(516.1)	(3.7)
Net loss	$(516.1)	$(3.7)

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	September 28, 2023	December 31, 2022	September 28, 2023	December 31, 2022
Assets
Cash and cash equivalents	$247.9	$487.7	$—	$—
Receivables due from Non-Guarantor Subsidiaries	90.0	85.9	20.4	15.7
Receivables due from unrelated parties	343.4	242.7	0.2	0.6
Contract assets	548.1	449.8	—	—
Inventory, net	957.6	869.1	112.9	103.7
Other current assets	39.4	6.2	—	—
Total current assets	$2,226.4	$2,141.4	$133.5	$120.0
Loan receivable from Non-Guarantor Subsidiaries	160.2	355.2	—	—
Property, plant and equipment, net	1,419.1	1,503.1	185.0	205.2
Pension assets, net	66.0	249.2	—	—
Other non-current assets	293.3	314.7	5.0	5.2
Total non-current assets	$1,938.6	$2,422.2	$190.0	$210.4
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$113.8	$134.7	$7.1	$6.6
Accounts payable to unrelated parties	741.1	681.0	33.8	26.4
Accrued expenses	366.1	282.3	2.7	1.5
Current portion of long-term debt	54.8	67.6	1.1	1.1
Other current liabilities	582.1	328.7	0.6	0.5
Total current liabilities	$1,857.9	$1,494.3	$45.3	$36.1
Long-term debt	3,797.8	3,778.5	3.6	4.4
Contract liabilities, long-term	195.6	245.3	—	—
Forward loss provision, long-term	160.1	215.4	—	—
Other non-current liabilities	472.3	478.0	4.4	4.7
Total non-current liabilities	$4,625.8	$4,717.2	$8.0	$9.1

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

The balance of confirmed obligations to suppliers who elected to participate in the supply chain financing program included in our accounts payable balance as of September 28, 2023 and September 29, 2022 was $112.7 million and $103.5 million, respectively. Confirmed obligations to suppliers who elected to participate in the supply chain financing program increased by $10.7 million and $44.6 million during the nine-month periods ended September 28, 2023 and September 29, 2022, respectively. The changes in each period primarily reflect purchases from suppliers related to production levels during the applicable period.

See Note 25 Supplier Financing to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of September 28, 2023, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $194.5 million.

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
•the ability to maintain continuing, uninterrupted production at our manufacturing facilities and our suppliers’ facilities;
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
•the recent outbreak of war in Israel and the Gaza Strip and the potential for expansion of the conflict in the surrounding region, which may impact certain suppliers' ability to continue production or make timely deliveries of supplies required to produce and timely deliver our products, and may result in sanctions being imposed in response to the conflict, including trade and transport restrictions;
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
•adequacy of our insurance coverage;
•our ability to continue selling certain receivables through supplier financing programs; and
•our ability to effectively integrate recent acquisitions, along with other acquisitions we pursue, and generate synergies and other cost savings therefrom, while avoiding unexpected costs, charges, expenses, and adverse changes to business relationships and business disruptions;
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2023 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of our Common Stock that is registered pursuant to Section 12 of the Exchange Act during the three months ended September 28, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

June 30, 2023 - August 3, 2023	1,041	$29.58	—	$925.0
August 4, 2023 - August 31, 2023	1,531	$22.07	—	$925.0
September 1, 2023 - September 28, 2023	894	$17.68	—	$925.0
Total	3,466	$24.09	—	$925.0
(1) 3,466 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the Omnibus Plan. No purchases were made under our Board-approved share repurchase program.
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

During the quarter ended September 28, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents

10.1*	Amendment 38, dated July 10, 2023, to Special Business Provisions BCA-MS-65530-0019, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	*

10.2*	Amendment 6, dated July 10, 2023, to General Terms Agreement BCA-65530-0016, dated June 17, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	*

10.3	Memorandum of Agreement, dated as of October 12, 2023, by and between Spirit AeroSystems, Inc. and The Boeing Company.	Current Report on Form 8-K (File No. 001-33160), filed on October 18, 2023, Exhibit 10.1

10.4	Separation Agreement and General Release, dated September 30, 2023, by and between Thomas C. Gentile III and Spirit AeroSystems, Inc.	Current Report on Form 8-K (File No. 001-33160), filed on October 2, 2023, Exhibit 10.1

10.5	Employment Agreement, dated September 30, 2023, by and between Patrick M. Shanahan and Spirit AeroSystems, Inc.	Current Report on Form 8-K (File No. 001-33160), filed on October 2, 2023, Exhibit 10.2

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates management contract or compensation plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	November 1, 2023
Mark J. Suchinski	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon Ward	Vice President, Corporate Controller	November 1, 2023
Damon Ward	(Principal Accounting Officer)