Form 10-K
period 2023-12-31
Spirit AeroSystems Holdings, Inc.
filed 2024-02-22
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Class A common stock on June 29, 2023, as reported on the New York Stock Exchange was approximately $3.1 billion.
As of January 18, 2024, the registrant had outstanding 116,053,453 shares of Class A common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” that involve many risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “model,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements are based on circumstances as of the date on which the statements are made and they reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

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
•our ability and our suppliers’ ability and willingness to meet stringent delivery (including quality and timeliness) standards and accommodate changes in the build rates or model mix of aircraft under existing contractual commitments, including the ability or willingness to staff appropriately or expend capital for current production volumes and anticipated production volume increases;
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
•the impact of significant health events, such as pandemics, contagions or other public health emergencies (including the COVID-19 pandemic) or fear of such events, on the demand for our and our customers’ products and services, the industries and the markets in which we operate in the U.S. and globally;
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
•adequacy of our insurance coverage;
•our ability to continue selling certain receivables through the receivables financing programs;
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
The Company, incorporated in Delaware with its headquarters in Wichita, Kansas, is one of the world's largest non-Original Equipment Manufacturer ("OEM") manufacturers of aerostructures, serving markets for commercial airplanes, military platforms and business/regional jets. With expertise in aluminum and advanced composite manufacturing solutions, the Company's core products include fuselages, integrated wings and wing components, pylons and nacelles. The Company also serves the aftermarket for commercial and military platforms. In addition to commercial aircraft structures, we also design, engineer, and manufacture structural components for military aircraft and other applications. A portion of our defense business is classified by the U.S. Government and cannot be specifically described; however, it is included in our consolidated financial statements. We are a critical partner to our commercial and defense customers due to the broad range of products and services we currently supply to them across the product lifecycle and our leading design and manufacturing capabilities using both metallic and composite materials. For the twelve months ended December 31, 2023, we generated net revenues of $6,047.9 million and had net loss of $616.1 million.

Operating Segments and Products

We operate in three principal segments: Commercial, Defense & Space, and Aftermarket. The table below, and following segment information, describes the business of each segment, including facility locations, key programs, and descriptions of the work performed in each segment.

Segment	Percentage of Net Revenues for the Twelve Months Ended December 31, 2023, 2022, and 2021, respectively	Locations	Programs
Commercial	81%, 81%, and 79%	Wichita, KS; Tulsa, OK; Kinston, NC; Prestwick, Scotland; St.-Nazaire, France; Subang, Malaysia; Casablanca, Morocco; Belfast, Northern Ireland
B737, B767, B777, B787, A220, A320 family, A330, A350 XWB, Learjet 75, Global 5000, Global 6000, Global 7500, Challenger 350, Challenger 650, Rolls-Royce BR725 and BR 710 Nacelles, RB3070, Trent, City Airbus

Defense & Space	13%, 13%, and 15%	Wichita, KS; Tulsa, OK; Biddeford, ME; Woonsocket, RI; Belfast, Northern Ireland; Prestwick, Scotland	Classified program(s), B767 Tanker, P-8, Sikorsky CH-53K, FLRAA, Common Hypersonic Glide Body (C-HGB), NASA MSR, NASA Mars 2020, Trident D5, Standard Missile, Patriot Missile, THAAD, B-52, KC-135
Aftermarket	6%, 6%, and 6%	Wichita, KS; Tulsa, OK; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland	Various

Commercial. The Commercial segment includes design and manufacturing of the following for commercial and business/regional jet programs:
•The forward section of the fuselage, which houses the flight deck, passenger cabin, and cargo area;
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

Net revenue in the Commercial segment amounted to $4,885.0 million, $4,068.4 million, and $3,128.1 million in 2023, 2022, and 2021, respectively.

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

Net revenue in the Defense & Space segment amounted to $789.0 million, $649.8 million, and $585.0 million in 2023, 2022, and 2021, respectively.

Aftermarket. The Aftermarket segment includes development, production, and marketing of the following:
•Maintenance, Repair and Overhaul (MRO) services related to Commercial and Defense & Space programs;
•Fuselage, strut, nacelle, and wing aerostructures spare parts;
•Repairs for flight control surfaces and nacelles;
•Radome repairs;
•Rotable assets trading and leasing;
•Engineering services;
•Advanced composite repair; and
•Other MRO services.

Net revenue in the Aftermarket segment amounted to $373.9 million, $311.4 million, and $239.9 million in 2023, 2022, and 2021, respectively.

Our largest customer, Boeing, represents a substantial portion of our revenues in the Commercial segment. Our second largest customer, Airbus, also represents a substantial portion of revenues in the Commercial segment. Approximately 70%, 65%, and 60% of Commercial segment net revenues came from the Company's contracts with Boeing for the twelve months ended December 31, 2023, 2022, and 2021, respectively. Approximately 23%, 27%, and 30% of Commercial segment net revenues came from the Company's contracts with Airbus for the twelve months ended December 31, 2023, 2022, and 2021, respectively. A material portion of Defense & Space segment revenue is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. A substantial portion of our Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. A significant portion of the Company's Defense & Space segment net revenues came from the Company's contracts with two individual customers for the twelve months ended December 31, 2023, 2022, and 2021, respectively. Approximately 47%, 48%, and 44% of Aftermarket segment net revenues came from our contracts with an individual customer for the twelve months ended December 31, 2023, 2022, and 2021, respectively. Individual customers other than those referred to above do not represent a significant portion of any of our primary segment's revenues and are not expected to in the near future.

Our Manufacturing, Engineering, and Support Services

Manufacturing

Our expertise is in designing, engineering, and manufacturing large-scale, complex aerostructures. As of December 31, 2023, we maintain state-of-the-art manufacturing facilities located in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Biddeford, Maine; Woonsocket, Rhode Island; Dallas, Texas; Prestwick, Scotland; Saint-Nazaire, France; Subang, Malaysia; Casablanca, Morocco; and Belfast, Northern Ireland.

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

Defense & Space Business

In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for Boeing’s P-8 and KC-46 Tanker. The Boeing P-8 and KC-46 Tanker are commercial aircraft modified for military use. Other military programs for which we provide products and services are the forward cockpit and cabin for the Sikorsky CH-53K Helicopter and development work of the B-21 Raider. In 2023, we were selected by Bell Helicopter for pre-engineering and manufacturing development (“EMD”) efforts associated with the U.S. Army's Future Long-Range Assault Aircraft (“FLRAA”). We expect our revenue as the fuselage provider for FLRAA to grow in the coming years as this program advances through the EMD-phase to full-rate production. In 2023, we were awarded new contracts across all five of the Defense and Space segment’s focus areas (hypersonics, next generation crewed aircraft, unmanned aerial systems, next generation effects, and space). We have contracts on multiple funded military programs that are classified by the U.S. Government and cannot be specifically described. The operating results of these classified contracts are included in our consolidated financial statements. The business risks associated with classified contracts historically have not differed materially from those of our other U.S. Government contracts. Our internal controls addressing the financial reporting of classified contracts are consistent with our internal controls for our non-classified contracts.

The following table summarizes by product and program what we currently have under contract.

Product	Applicable Segment	Description	Military Program
Fixed Wing Aircraft	Defense & Space	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	Various
Nacelle & Pylons	Defense & Space	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	B-52
Rotorcraft	Defense & Space	Forward cockpit and cabin, fuselage	Sikorsky CH-53K, FLRAA
Missiles & Hypersonics	Defense & Space	Solid rocket motor throats and nozzles, Re-entry vehicle thermal protection systems
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

Our Customers

Our revenues are substantially dependent on Boeing and Airbus. The loss of either of these customers would have a material adverse effect on the Company. For the twelve months ended December 31, 2023, approximately 64% and 19% of our net revenues were generated from sales to Boeing and Airbus, respectively. For the twelve months ended December 31, 2022, approximately 60% and 22% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier for nearly all the products we sell to Boeing and Airbus.

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

Airbus

We originally became a supplier to Airbus in April 2006 through the acquisition of BAE Aerostructures and subsequently won additional work packages with Airbus. Our business with Airbus increased substantially with the acquisition of Bombardier's aerostructures assets in Belfast and Morocco on October 30, 2020. We are one of the largest content suppliers of wing systems for the Airbus A320 family and a significant supplier for the Airbus A350 XWB. Under our supply agreement with Airbus for the A320 and A330, we supply products for the life of the aircraft program. For the A350 XWB program, we have long-term requirement contracts with Airbus. In addition, we build the fully integrated wing for the A220 aircraft. We believe we can continue working with Airbus on production rate ramp-up, supply chain diversification and new product development.

Other Customers

Other customers include Lockheed Martin, Northrop Grumman, Bombardier and Rolls-Royce.

U.S. and International Customer Mix

Although most of our revenues are obtained from sales inside the U.S., we generated $1,380.8 million, $1,215.1 million, and $1,130.8 million in sales to international customers for the twelve months ended December 31, 2023, 2022, and 2021, respectively, primarily to Airbus. This international revenue is primarily included in the Commercial segment. The portion of international revenue included in the Aftermarket segment, primarily out of our Belfast, Northern Ireland location, represents a significant amount of its segment revenues. Approximately 18% of our long-lived assets based on book value are located in the United Kingdom ("U.K."), with approximately another 5% of our long-lived assets located in countries outside the U.S. and the U.K.

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

On December 21, 2018, Boeing and Spirit executed a Collective Resolution 2.0 Memorandum of Agreement (the “2018 MOA”). The 2018 MOA established, among other items, pricing for certain programs through December 31, 2030, including the B737NG (including the P8), B737 MAX, B767 (but excluding B767-2C for which pricing is separately established), and the B777 freighters and B777-9 (pricing for the B777 300ER and 200LR was previously established and pricing for the B777-8 is subject to future negotiation). In addition, the 2018 MOA established B737 pricing based on production rates above and below current production levels, investments for tooling and capital for certain B737 rate increases, a joint cost reduction program for the B777X (a joint cost reduction program for the B737 is separately established), and the release of certain liabilities and claims asserted by both parties, including the B737 disruption activity claim. The parties further agreed to reconvene in 2028 to negotiate pricing beyond 2030. Consistent with the 2018 MOA, on January 30, 2019, Boeing and Spirit executed SBP Amendment 40 to implement the December 2018 MOA terms and conditions applicable to the Sustaining Programs.

On February 6, 2020, Boeing and Spirit entered into a Memorandum of Agreement (the “2020 MOA”) extending B737 MAX pricing terms through 2033 and updated payment terms.

On October 12, 2023, Boeing and Spirit entered into a Memorandum of Agreement (the "2023 MOA"). Among other items, the 2023 MOA established recurring shipset price reductions on the B737 program effective with Spirit's first unit delivery in 2026 through the last unit delivery in June 2033. These reductions are subject to certain not-to-exceed amounts per annum over this period.

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

B787 Supply Agreement with Boeing (“B787 Program”)

Overview. Two documents effectively comprise the B787 Program supply contract: (1) the Special Business Provisions (“B787 SBP”), which sets forth the specific terms of the B787 Program’s supply arrangement and (2) the General Terms Agreement (“B787 GTA” and, together with B787 SBP and (any related purchase order or contract), as amended, the “B787 Agreement”), which sets forth other general contractual provisions, including provisions relating to termination, events of default, assignment, ordering procedures, inspections, and quality controls. The B787 Agreement is a requirements contract pursuant to which Spirit is Boeing’s exclusive supplier for the forward fuselage, fixed, and movable leading wing edges, engine pylons, and related tooling for the B787.

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

On October 12, 2023, Boeing and Spirit executed the 2023 MOA, which established recurring shipset price increases for the B787 program effective for line unit 1164 through line unit 1605 with a mutual goal of concluding negotiations 12 months prior to the delivery of line unit 1605, to discuss in good faith potential pricing changes, other interests and considerations pertaining to line unit 1606 and beyond.

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

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 Program or the B787 Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our balance sheet. As of December 31, 2023, the amount of advance payments received by us from Boeing and not yet repaid was $189.1 million.

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

Competition

Although we are one of the largest independent non-OEM aerostructures suppliers based on annual revenues, with an estimated 18% share of the global non-OEM aerostructures market, this market remains highly competitive and fragmented. Our primary competition currently comes from work performed internally by OEMs or other tier-one suppliers, and new direct competitors have emerged and may continue to emerge in the tier-one supplier market. The Company continues to focus on design and manufacturing processes and tools, and cost reduction initiatives. The Company intends to compete by strengthening capabilities and capacity, and aligning to enhance program execution and integration across operations. The Company also intends to compete by strategically targeting organic and inorganic opportunities that enhance and deliver on our strategy. Additionally, we compete by developing technologies and processes that leverage the Company's unique knowledge and capabilities to create value for our customers.

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

The Company continues to build a larger presence in the defense aerostructures market. The Company's competition in defense aerostructures includes Boeing, Lockheed Martin, Northrop Grumman, Collins Aerospace, Leonardo, GKN, Triumph, BAE Systems, Albany Engineered Composites, Korea Aerospace Industries, and TAI.

Expected Backlog

As of December 31, 2023, our expected backlog associated with large commercial aircraft, business and regional jets, and military equipment deliveries, calculated based on contractual and historical product prices and expected delivery volumes, was approximately $48.6 billion, an increase of $11.5 billion from our corresponding estimate as of December 31, 2022. The increase is primarily driven by increases to the expected backlog of the B737, B777 and B787 programs. A significant majority of our backlog is on programs in our Commercial segment. The B737 program backlog is approximately 55% of our total backlog. The A320 program backlog is approximately 11% of our total backlog. Backlog is calculated based on Boeing’s and Airbus’ announced backlog on our supply agreements (which are based on orders from customers), and the number of units the Company is under contract to produce on our fixed quantity contracts. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contractual terms. For example, our contract with Boeing for the B737 MAX program is a requirements contract, and Boeing can reduce the purchase volume at any time. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2023 may not necessarily represent the actual amount of deliveries or sales for any future period. For additional information on backlog, please see Item 1A. “Risk Factors – Risks Related to Our Industry and Overall Business – Our backlog is subject to change, potentially with short notice.”

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

We have long-standing relationships with hundreds of manufacturing suppliers. Our strategy is to enter into long-term contracts with suppliers to secure competitive pricing. Our exposure to rising costs of raw material may be limited to some extent through leveraging relationships with our OEM customers’ high-volume contracts.

We continue to seek and develop sourcing opportunities in North America, Europe, and Asia to achieve a competitive global cost structure. Over 25 countries are represented in our international network of suppliers.

For additional information on our suppliers, please see Item 1A. “Risk Factors – Risks Related to Our Industry and Overall Business” and “Risk Factors – Risks Related to Our Operations”.

Research and Development

We believe that a world-class research and development focus helps maintain our position as an advanced supplier to our OEM customers’ new product development teams and expand our position in emerging markets. As a result, our research and development spend was $45.4 million for the year ended December 31, 2023, $50.4 million for the year ended December 31, 2022, and $53.3 million for the year ended December 31, 2021. Through our research, we strive to develop unique intellectual property and technologies that will improve our products and our customers' products and, at the same time, position us to win work on new products. Our development efforts focus on improving manufacturing processes on our current work and developing new capability and affordable, industrialized technology targeting growth focused initiatives. It also serves as an ongoing process that helps develop ways to reduce production costs and streamline manufacturing processes.

Our research and development is geared toward the design and manufacturing processes for our three business segments and aimed at enabling Spirit to utilize commercial scale and expertise to translate best practices to our growing defense and aftermarket businesses. We maintain six Distinctive Capability areas (performance architectures, digital transformation, industry 4.0, engineered factory, composites technology, and metals technology) that guide our research and development strategy to enable growth and sustainability. We are currently focused on research in areas such as advanced metallic joining, low-cost composites, thermoplastics, new material systems, efficient structures, systems integration, advanced design and computational analysis methods, and model-based digital transformation. We collaborate with universities, research facilities, and technology partners in our research and development.

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

At December 31, 2023, we had approximately 20,655 employees: approximately 14,780 located in our six U.S. facilities, approximately 3,400 located in our Belfast facilities, approximately 1,120 located at our Prestwick facility, approximately 1,000 located in our Malaysia facility, approximately 220 located in our Morocco facility, and approximately 135 located in our France facility. Of the employees located in our six U.S. facilities noted above, approximately 12,590 were located in Wichita, Kansas; approximately 1,110 were located in Tulsa Oklahoma; approximately 590 were located in Kinston, North Carolina; approximately 350 were located in Biddeford, Maine; approximately 100 were located in Dallas, Texas and approximately 40 were located in Woonsocket, Rhode Island.

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

Talent Management. The attraction, retention and development of employees is a critical success factor in meeting the Company's strategy. We seek to provide our employees opportunities for growth through formal and informal development programs that include: training, coaching and mentoring, networking, skills and experience and career planning. Spirit strives to create a culture of empowerment, engagement and performance through our core values. We have a robust talent and succession planning process and have established specialized programs to support the development of our talent pipeline for critical roles throughout the company. Our management and salaried retention rate was 94% in 2023.

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

Labor Relations and Collective Bargaining Agreements

Our principal U.S. collective bargaining agreements were with the following unions as of December 31, 2023:

Union	Percent of our U.S. Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	57%	We have two major agreements - one expires in June 2027 and one expires in November 2027.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	16%	We have two major agreements - one expires in December 2024 and one expires in January 2026.
The International Union, Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	6%	We have one major agreement expiring in December 2025.
The International Brotherhood of Electrical Workers (IBEW)	1%	We have one major agreement expiring in September 2027.

Represented employees noted above were located across our Wichita, Kansas, Tulsa, Oklahoma, and Kinston, North Carolina facilities. U.S. employees located at our Dallas, Texas, Biddeford, Maine, and Woonsocket, Rhode Island locations are not represented.

Approximately 93% of our Prestwick employees are part of the collective bargaining group represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union. These agreements cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. In the first quarter of 2021, the Company negotiated and agreed with Unite, a three-year extension to the pay agreements which are effective from January 2023 to December 2025. The elements of the contract extension remain the same as those in the ten-year agreements.

In the U.K. (Belfast), approximately 85% of the employees are part of the collective group represented by the Trade Unions. Unite the Union is the largest representing approximately 94% of unionized employees, with General, Municipal, Boilermakers making up the balance. The agreement covered the period from January 2020 to December 2023 and negotiations for a new agreement will start in early 2024.

In France, our employees are represented by CFTC (“Confédération Française des Travailleurs Chrétiens" or "French Confederation of Christian Workers”) and FO (“Force Ouvrière" or "Labor Force”). The Company negotiates yearly on compensation and once every four years on issues related to gender equality and work-life balance. The next election to determine union representation will occur in July 2027.

In Morocco, approximately 59% of our employees are represented by Union Marocain du Travail ("UMT"). We negotiated a three year agreement with UMT that expires in December 2025.

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

Item 1A. Risk Factors
An investment in our securities involves risks and uncertainties. The risks and uncertainties set forth below are those that we believe may materially and adversely affect us, our future business or results of operations, our industry, or investments in our securities. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also materially and adversely affect us, our future business or results of operations, or investments in our securities. The risks speak only as of the date hereof, and new risks may emerge or changes to the foregoing risks may occur that could impact our business. The following is a summary of risks that we deem material, which are described in further detail below:

•Risks Related to Our Industry and Overall Business

•Our business, financial results, and prospects are dependent to a significant degree on global economic and geopolitical conditions and global aviation demand.
•Our business depends largely on sales of components for a single aircraft program, the B737, which has had significant reductions in production rate, including suspensions, relating to the B737 MAX grounding and the COVID-19 pandemic. Additional suspensions or reductions in, or increases in, the B737 production rate and the rates for other programs have in the past created, and may in the future create, financial and disruption risks for the Company and its suppliers.
•We depend on Boeing and Airbus as our largest customers, and our business has in the past been, and may in the future be, negatively affected by the actions they take, business difficulties they may experience or breaches of their obligations to us.
•We have incurred significant operating losses in the last few years, and we cannot guarantee you that we will not incur substantial operating losses in the future.
•Our backlog is subject to change, potentially with short notice.
•Our business depends, in part, on securing work for replacement programs.
•We operate in a very competitive business environment.
•Prolonged periods of inflation where we do not have adequate inflation protections in our customer contracts have had, and could continue to have, a material adverse effect on our results of operations.
•Our commercial business is cyclical and sensitive to commercial airlines' profitability.
•Our business and results of operations have been, and could in the future be, adversely impacted, possibly materially, by pandemics and other public health emergencies, or the fear thereof.
•Our business and results of operations could be adversely affected by disruptions in the global economy caused by Russia’s invasion of Ukraine and the conflict in the Middle East and related sanctions and other developments.

•Risks Related to Our Operations

•Our business depends on our ability to maintain a healthy supply chain, meet production rate requirements, and timely delivery of products that meet or exceed stringent quality standards.
•Our operations depend on our ability to maintain continuing, uninterrupted production at our manufacturing facilities and our suppliers’ facilities.
•Interruptions in deliveries of or increased prices for components or raw materials used in our products have materially adversely impacted, and could continue to materially adversely impact, production and our business.
•Cyber-attacks, network security breaches, service interruptions, data corruption or misuse or Privacy Regulation (defined below) violations pose significant risks to our business and operations.
•Our success depends in part on the success of our research and development initiatives.
•Significant regulatory, operational, and other risks are posed by climate change and the transition to a “low-carbon” economy in response to climate change.

•Risks Related to Our Business Strategy

•If we fail to implement our business strategy or if our business strategy is ineffective, our financial performance could be materially and adversely affected, and we may not achieve our financial goals.
•Our acquisitions, joint ventures, strategic alliances and partnerships expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.
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
•Increases in labor costs, potential labor disputes, and work stoppages at our facilities or the facilities of our suppliers or customers have impacted, and could materially adversely affect, our financial performance.
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

•Risks Related to Our Debt, Liquidity, Financial Estimates and Taxes

•Declines in our financial condition and performance and reductions in our credit ratings have increased our borrowing costs and adversely affected the market price of our securities. Any additional declines could further impact our borrowing costs, impact the market price of our securities or limit our ability to obtain future financing or otherwise impair our business, financial condition, and results of operations.
•Our debt could adversely affect our financial condition and our ability to operate our business due to significant restrictions in our Credit Agreement, which could also adversely affect our operating flexibility and put us at a competitive disadvantage.
•We use estimates in accounting for revenue and costs for our contracts. Changes in our estimates have materially affected, and could in the future materially adversely affect, our financial performance.
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

Risks Related to Our Industry and Overall Business

Our business, financial results, and prospects are dependent to a significant degree on global economic and geopolitical conditions and global aviation demand.

The commercial airline industry is impacted to a significant degree by the strength of the global economy and geopolitical events around the world. A protracted economic slump or recession, increases in interest rates and inflation and adverse credit market conditions, or possible exogenous shocks, such as the conflicts between Russia and Ukraine and in the Middle East, political unrest, terrorist attacks or pandemics, contagions and other health emergencies (including the COVID-19 pandemic), or the fear of any of the foregoing occurring, have in the past caused, and could in the future cause, precipitous declines in air traffic, in turn causing airlines to cancel or delay the purchase of additional new aircraft. The cancellation or delay of new aircraft purchases has in the past resulted in, and could in the future result in, a deterioration of commercial airplane backlogs and a decrease in demand for our commercial aircraft products, which has in the past materially adversely affected, and could in the future materially adversely affect, our business, financial condition, and results of operations.

We largely support commercial aerostructures customers, and our financial results and prospects are almost entirely dependent on global commercial aviation demand and the resulting production rates of our customers. Due to the discretionary nature of air travel, the airline industry is particularly sensitive to changes in economic conditions, or the expectation thereof, and to pandemics, contagions or other health emergencies or the fear of such events. In addition, during periods of unfavorable or volatile economic conditions in the global economy, demand for air travel can be significantly impacted as business and leisure travelers choose not to travel, seek alternative forms of transportation for short trips or conduct business through videoconferencing. Our customers, including Boeing and Airbus, have in the past decreased production rates across many programs due to decreased demand for aviation, including as a result of the COVID-19 pandemic, and may in the future continue to adjust production rates or suspend production, potentially without early warning and within a short time horizon. Suspensions in our production rates or prolonged reductions to rates have in the past resulted in, and could in the future result in, significant challenges and material adverse impacts on our business, operations and financial performance.
Our operations in newly developed and emerging markets expose us to heightened risks of economic, geopolitical, or other events, including governmental takeover (nationalization) of our manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on our financial condition and results of operations. Further, the U.S. Government, other governments, and international organizations have imposed, and could in the future impose additional, sanctions that restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.
Our business depends largely on sales of components for a single aircraft program, the B737, which has had significant reductions in production rate, including suspensions, relating to the B737 MAX grounding and the COVID-19 pandemic. Additional suspensions or reductions in, or increases in, the B737 production rate and the rates for other programs have in the past created, and may in the future create, financial and disruption risks for the Company and its suppliers.

For the twelve months ended December 31, 2023, 2022, and 2021 approximately 45%, 45%, and 35% of our net revenues, respectively, were generated from sales of components to Boeing for the B737 aircraft, as compared to 53% for the twelve months ended December 31, 2019, which was the most recent period to exclude impacts from the B737 MAX grounding and the global pandemic crises. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by (1) the Special Business Provisions (“Sustaining SBP”), which sets forth the specific terms of the supply arrangement for the B737, B747, B767 and B777 Programs (the “Sustaining Programs”), and (2) the General Terms Agreement (together with the Sustaining SBP (and any related purchase order or contract), as amended, the “Sustaining Agreement”), which sets forth other general contractual provisions, including provisions relating to termination, events of default, assignment, ordering procedures, inspections, and quality controls. Moreover, the contract is a requirements contract, and Boeing can reduce the purchase volume at any time and has done so in the past, including as a result of the B737 MAX grounding and the COVID-19 pandemic. Conversely, Boeing has in the past increased, and could in the future further increase, purchase volumes at any time and the advance notice we receive regarding any such changes may not be sufficient for us to be able to adequately prepare for the changes. Reductions and increases in purchase volumes also occur on other programs.

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following accidents involving two B737 MAX aircraft. At Boeing’s direction, Spirit suspended all B737 MAX production beginning on January 1, 2020. Subsequently, there were a number of changes to production rates as a result of the grounding and COVID-19 impacts. These production changes created significant disruption for the Company and its B737 MAX suppliers.

Boeing’s deliveries of the B737 MAX resumed in December 2020, but the rate at which deliveries will continue and continued impacts of the grounding remain uncertain. We regularly make significant assumptions with respect to the B737 program regarding the number of units to be delivered each year, the period during which those units are likely to be produced, and the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs. In addition, we regularly make assumptions regarding estimated costs expected to be incurred until resuming a normal production rate consistent with 2019 production levels to determine which costs should be (i) included in program inventory and (ii) expensed when incurred as abnormal production costs. Changes in these estimates and assumptions with respect to the B737 program have had, and could continue to have, a material adverse impact on our financial position, results of operations, and/or cash flows.

On January 5, 2024 there was an in-flight incident on a B737 MAX 9 aircraft flown by Alaska Airlines. As a result, the B737 MAX 9 derivative fleet was temporarily grounded by the FAA while certain safety inspections were completed and to allow the FAA time to review any required maintenance actions. The B737 MAX 9 fleet returned to service on January 26, 2024 after mandatory inspections were completed. We are participating in investigations relating to this incident. We are currently unable to reasonably estimate what impact this incident, including any impacts of investigations, will have on our financial position, results of operations and cash flows.

We have had, and may in the future continue to have, difficulties in managing our cost structure to take into account changes in production schedules or to accommodate a ramp-up in production. We generally need to hire additional employees as rates increase and if we are not able to do so or are not able to do so at an efficient cost, our ability to meet increased production rates could be adversely affected. Conversely, production levels for the B737 MAX program or other programs could be reduced beyond current expectations. Changes in production schedules have materially adversely impacted, and could in the future materially adversely impact, our ability to comply with contractual obligations, our liquidity position and our business, financial condition, results of operations and cash flows.

We depend on Boeing and Airbus as our largest customers, and our business has in the past been, and may in the future be, negatively affected by actions they take, business difficulties they may experience or breaches of their obligations to us.

Boeing is our largest customer, and Airbus is our second-largest customer. For the twelve months ended December 31, 2023 and the twelve months ended December 31, 2022, approximately 64% and 60%, respectively, of our net revenues were generated from sales to Boeing and 19% and 22%, respectively, of our net revenues were generated from sales to Airbus. Although part of our strategy is to diversify our customer base, we cannot assure that we will be successful in doing so. Even if we are successful in obtaining new customers, we expect that Boeing and Airbus will continue to account for a substantial portion of our sales. Our contracts with Boeing and certain of our contracts with Airbus are requirements contracts that do not require specific minimum purchase volumes. Boeing or Airbus can reduce, or increase, their purchase volumes at any time, and the advance notice we receive regarding any such changes may not be sufficient for us to be able to adequately prepare for the changes. If either of these customers reduces the requirements under our agreements (as Boeing did in 2019, 2020, and 2021 due to the B737 MAX grounding and the COVID-19 pandemic and other customers did in 2020 and 2021 due to the COVID-19 pandemic), terminates the agreements or portions of them (due to our breach), suspends or terminates one or more purchase orders in whole or in part, a termination for convenience (which is a provision included in most of the contracts) or otherwise, experiences a major disruption in its business (such as a strike, work stoppage, slowdown, or a supply chain problem) or experiences a deterioration in its business, financial condition, access to credit, or liquidity, our business, financial condition, and results of operations could be materially adversely affected. Any monetary damages we receive from Airbus or Boeing as a result of a contractual termination may not be sufficient to cover our actual damages.

We have incurred significant operating losses in the last few years, and we cannot guarantee you that we will not incur substantial operating losses in the future.

Since 2020, we have incurred significant operating losses. Our net loss attributable to common shareholders was $616.2 million, $545.7 million, and $540.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. We cannot guarantee that we will not incur significant expenses and operating losses in the future, including as a result of the risks described in this section. We have relied, and may continue to rely, on our customers and sources of debt and equity financing to operate our business, and we cannot guarantee you that we will have access to these liquidity sources on terms acceptable to us, or at all. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. If we are unable to become or remain profitable and we continue to have operating losses, our business, financial condition, and results of operations could be materially adversely affected and the value of our securities, including our common stock, could significantly decline.

Our backlog is subject to change, potentially with short notice.

From time to time, we disclose our expected backlog associated with large commercial aircraft, business and regional jets, and military equipment deliveries, calculated based on contractual and historical product prices and expected delivery volumes. Impacts from global events have in the past caused, and may in the future cause, our backlog to deteriorate due to order cancellations or delays, potentially with short notice. Backlog is calculated based on Boeing’s and Airbus’ announced backlog on our supply agreements (which are based on orders from customers) and the number of units the Company is under contract to produce on our fixed quantity contracts. Accordingly, we rely on the latest available information from Boeing and Airbus to calculate our backlog, which may not reflect cancellations they expect to make but have not yet announced. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. For example, our contract with Boeing for the B737 program is a requirements contract, and Boeing can reduce the purchase volume at any time. The level of unfilled orders at any date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog does not necessarily represent the actual amount of deliveries or sales for any future period.

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

Some of our non-OEM competitors have greater resources than we do and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products than we can. Consolidation of or partnerships among our competitors could also increase their financial resources, market penetration and purchasing power. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality, and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management, and sales and marketing, and we may not have enough resources to make such investments.

It is very difficult for new aerostructures suppliers to compete against incumbent suppliers for work under an existing contract, because the OEM and the supplier typically spend significant amounts of time and capital on design, manufacture, testing, and certification of tooling and other equipment. A supplier change would require further testing and certification and the expensive movement of existing tooling or the development of new tooling, and would likely result in production delays and additional costs to both the OEM and the new supplier. These high switching costs make it more difficult for us to bid competitively against existing suppliers and less likely that an OEM will be willing to switch suppliers during the life of an aircraft program, which could materially adversely affect our ability to obtain new work on existing aircraft programs.

Prolonged periods of inflation where we do not have adequate inflation protections in our customer contracts have had, and could continue to have, a material adverse effect on our results of operations.

A majority of our sales are conducted pursuant to long-term contracts that set fixed unit prices and may include specific periods when prices are renegotiated. Certain, but not all, of these contracts provide for price adjustments for inflation or abnormal escalation. Although we have attempted to minimize the effect of inflation on our business through contractual protections, as a result of the presence of longer pricing periods within our contracts, we have been, and will in the future be, impacted by sustained or higher than anticipated increases in costs of labor or material. Prolonged global inflationary pressures have impacted energy, freight, raw material and other costs in addition to increased interest costs and labor costs. As described above, in certain situations, we have the ability to recover certain abnormal inflationary impacts through our contractual agreements with our customers. However, in most instances we must fully absorb cost overruns, and we anticipate that we will experience reduced levels of profitability related to inflationary impacts until such time as the rate of inflation subsides to normal historical levels. Furthermore, the price of certain raw materials on which we are dependent (e.g., aluminum, titanium, or composite material) have had, and could continue to have isolated price increases without inflationary impacts on the broader economy, where we are not entitled to inflation protection under certain of our contracts. Substantial cost increases have had, and could continue to have, a material adverse effect on our results of operations.

Our commercial business is cyclical and sensitive to commercial airlines’ profitability.

Our customers’ business, and therefore our own, is directly affected by the financial condition of commercial airlines and other economic factors, including global economic conditions and geopolitical considerations that affect the demand for air transportation. Specifically, our commercial business is dependent on the demand from passenger airlines and cargo carriers for the production of new aircraft. Accordingly, demand for our commercial products is tied to the worldwide airline industry’s ability to finance the purchase of new aircraft and the industry’s forecasted demand for seats, flights, routes, and cargo capacity. Availability of financing to non-U.S. customers depends in part on the continued operations of the U.S. Export-Import Bank. The level of interest rates, which have fluctuated significantly in the past and are likely to fluctuate in the future, also could have an adverse effect on the ability of the airline industry to finance the purchase of new aircraft. Additionally, the size and age of the worldwide commercial aircraft fleet affects the demand for new aircraft and, consequently, for our products. Such factors, in conjunction with evolving economic conditions, cause the market in which we operate to be cyclical to varying degrees, thereby affecting our business and operating results.

Our business and results of operations have been, and could in the future be, adversely impacted, possibly materially, by pandemics and other public health emergencies, or the fear thereof.

Pandemics, including the COVID-19 pandemic, and other public health emergencies, or the fear thereof, have in the past negatively affected, and may in the future negatively affect, our business and results of operations. Factors that have in the past impacted, and may in the future impact, our business and results of operations include: the severity, extent, and duration of the pandemic or public health emergency and its impact on the aircraft industry and aviation demand; any production suspensions or reductions relating to the pandemic or public health emergency; the effectiveness of vaccines and treatments; government health and protection policies, including travel restrictions and bans, bans on public gatherings, and closures of non-essential businesses; vaccination requirements, including any potential impacts on our ability to retain and recruit the workforce required to meet production requirements; economic stimulus efforts; economic recessions; any inability of significant portions of our workforce to work effectively, including because of illness, remote work, quarantines, social distancing, government actions or other restrictions; potential lawsuits or regulatory actions due to spread of the pandemic or other public health emergency in the workplace; our ability to maintain our compliance practices and procedures, financial reporting processes and related controls, and to manage any complex accounting issues; any impacts on our vendors and outsourced business processes and their process and controls documentation; potential failure or reduced capacity of third parties on which the Company relies, including suppliers, lenders, and other business partners, to meet the Company’s obligations and needs; the impact on our contracts with our customers and suppliers, including force majeure provisions; the impact on the financial markets, including volatility in the financial markets; the availability and cost of credit to the Company; supply chain disruptions; and increased costs for transportation and raw materials.

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

Our business and results of operations could be adversely affected by disruptions in the global economy caused by Russia’s invasion of Ukraine and the conflict in the Middle East and related sanctions and other developments.

The war between Russia and Ukraine has negatively affected, and the war as well as the conflict in the Middle East may in the future negatively affect, the global economy. Governments around the world have imposed economic sanctions and export controls on certain industry sectors and parties in Russia and other jurisdictions, and Russia has responded with its own restrictions against investors and countries outside Russia and adopted additional measures aimed at non-Russia owned businesses. The war in the Middle East may also result in sanctions being imposed in response to the conflict, including trade and transport restrictions. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy and raw materials due in part to the negative effects of the war in Ukraine on the global economy. The war between Russia and Ukraine, the conflict in the Middle East and other hostilities have resulted in, and could continue to result in, among other things, supply chain disruptions (including accelerated changes to alternate sourcing of certain raw materials, which has resulted in increased costs), further increased risk of cyber-attacks, higher inflation and market volatility. For example, although the recent outbreak of war in Israel and the Gaza Strip has not materially impacted our supply chain, the potential for expansion of the conflict in the surrounding region may impact certain of our suppliers’ ability to continue production or make timely deliveries of supplies required for us to produce and timely deliver our products. The extent and duration of these conflicts, sanctions and resulting market disruptions are impossible to predict, and our business and results of operations could be materially adversely affected.

Risks Related to Our Operations

Our business depends on our ability to maintain a healthy supply chain, meet production rate requirements, and timely deliver products that meet or exceed stringent quality standards.

Our business depends on our ability to maintain a healthy supply chain, achieve planned production rate targets, and meet or exceed stringent delivery, performance and reliability standards. The supply chain for large commercial aerostructures is complex and involves hundreds of suppliers and their employees from all over the world. Certain parts of our supply chain have experienced, and may continue to experience, various challenges, including inflationary pressures, financial difficulties and challenges related to hiring and retaining a skilled workforce.

In addition, operational issues, including delays or defects in supplier components, have resulted and could continue to result in significant out-of-sequence work and increased production costs, as well as delayed deliveries to customers. Our suppliers’ failure to provide parts that meet our technical specifications has adversely affected and could continue to adversely affect production schedules and contract profitability. We have not always been able to find and in the future we may not be able to find acceptable alternatives, and any such alternatives in some cases have resulted and could continue to result in increased costs for us and forward losses on certain contracts. Even if acceptable alternatives are found, the process of locating and securing such alternatives has been and may continue to be disruptive to our business, including our ability to execute any factory recovery plans, and might lead to termination of our supply agreements with our customers.

Our suppliers continue to encounter financial difficulty due to the pandemic and residual effects of the B737 MAX grounding. Absent financial support, suppliers may not be able to meet commitments under their agreements with us. In the past our suppliers have, and they could in the future, fail to supply critical parts individually or in the aggregate and if we are not able to secure timely and adequate replacements, we may breach our obligations to our customers. As a result of a breach, customers generally may terminate their agreements or proceed against us for damages and our business, financial condition, results of operations and cash flows could be materially adversely impacted.

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
In some cases, in order to meet these increases in production rates, we have made and will need to make in the future significant capital expenditures to expand our capacity and improve our performance or find alternative solutions such as outsourcing some of our existing work to free up additional capacity. While some of these expenditures will be reimbursed by our customers, we could be required to bear a significant portion of the costs. For example, in October 2023, we entered into a memorandum of agreement with Boeing that, among other things, provides funding for tooling and capital through 2025. However, we cannot assure you that we will always be able to reach similar agreements, and costs not reimbursed by such agreements could be significant. In addition, the increases in production rates could cause disruptions in our manufacturing lines, which could materially adversely impact our ability to meet our commitments to our customers and have a resulting adverse effect on our financial condition and results of operations.

Our operations depend on our ability to maintain continuing, uninterrupted production at our manufacturing facilities and our suppliers’ facilities.

Our manufacturing facilities or our suppliers’ manufacturing facilities could be damaged or disrupted by, among other things, a natural disaster, war, terrorist activity, interruption of utilities, public health crises (such as the COVID-19 pandemic) or sustained mechanical failure. Although we have obtained property damage and business interruption insurance where we deem appropriate, a sustained mechanical failure of a key piece of equipment, major catastrophe (such as a fire, flood, tornado, hurricane, major snow storm, or other natural disaster), war, or terrorist activities in any of the areas where we or our suppliers conduct operations could result in a prolonged interruption of all or a substantial portion of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers. We may not have insurance to adequately compensate us for any of these events. A large portion of our operations takes place at one facility in Wichita, Kansas, and any significant damage or disruption to this facility in particular would materially adversely affect our ability to service our customers. Additionally, while any insurance proceeds may cover certain business interruption expenses, certain deductibles and limitations will apply and no assurance can be made that all recovery costs will be covered. See also “Increases in labor costs, potential labor disputes, and work stoppages at our facilities or the facilities of our suppliers or customers have impacted, and could materially adversely affect, our financial performance.”

Interruptions in deliveries of or increased prices for components or raw materials used in our products have materially adversely impacted, and could continue to materially adversely impact, production and our business.

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

In addition, our profitability is affected by the prices of the components and raw materials, such as titanium, aluminum, steel, and carbon fiber, used in the manufacturing of our products. These prices fluctuate based on factors beyond our control, including inflation, world oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, the availability and cost of freight, the availability and cost of utilities, currency exchange rates, hostilities in jurisdictions that affect raw materials and, in some cases, government regulation, and we do not use derivative commodity instruments to hedge our exposure to changes in the price of raw materials. Although our supply agreements with Boeing and Airbus allow us to pass on to our customers certain unusual increases in component and raw material costs in limited situations, in certain cases we have not been, and may in the future not be, fully compensated by the customers for the entirety of any such increased costs.

Cyber-attacks, network security breaches, service interruptions, data corruption or misuse or Privacy Regulation (defined below) violations pose significant risks to our business and operations.

We and our customers, suppliers, and other third parties with which we work rely on information technology networks and systems to manage and support a variety of business activities, including procurement and supply chain, engineering support, and manufacturing. These networks and systems, some of which are managed by third-parties, are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or insiders, telecommunication failures, user errors, or catastrophic events. If these networks and systems suffer severe damage, disruption, or shutdown and our or third parties’ business continuity plans do not effectively resolve the issues in a timely manner, our manufacturing process could be disrupted, resulting in late deliveries or even no deliveries if there is a total shutdown. This could have a material adverse effect on our reputation and we could face financial losses.

Further, we have experienced cyber-attacks, and routinely experience cyber security threats and attempts to gain access to sensitive information, as do our customers, suppliers, and other third parties with which we work. We have established threat detection, monitoring, and mitigation processes and procedures and are continually exploring ways to improve these processes and procedures. However, the scope and impact of any future incident cannot be predicted and we cannot provide assurance that these processes and procedures will be sufficient to prevent cyber security threats from materializing. Although we have not been materially impacted to date by a cyber security incident, we could experience significant operational impacts, financial or information losses and/or reputational harm in the future. Given the increasing complexity and sophistication of the tools and techniques used by threat actors, cyber-attacks can occur and persist for an extended period of time before being detected, and we may not be able to anticipate these acts or respond timely. The extent of a particular cyber incident and the steps that we may need to take to investigate the incident may not be immediately clear, and it can take a significant amount of time before an investigation of the incident can be completed and full and reliable information about the incident is known, if ever. While an investigation is ongoing, we may not know the extent of the harm caused by a cybersecurity incident or how best to remediate any harm. Moreover, new regulations may require us to disclose information about a material cybersecurity incident before it has been resolved or fully investigated. In addition, as threats continue to evolve and increase, and as the regulatory environment related to information security, data collection and use, and privacy has become and continues to become more rigorous, we have been required, and expect to continue to need to, make investments to enhance our detection, monitoring, and mitigation processes and procedures, which could adversely impact our results of operations.

If we are unable to protect sensitive or confidential information from cybersecurity threats and attacks, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures and, as a result, our present and future business could be negatively impacted. Data privacy regulations, including but not limited to the General Data Protection Regulation (EU), Data Protection Act 2018 (UK), Law No. 09-08 (Morocco), and Personal Data Protection Act 2010 (Malaysia) (collectively, “Privacy Regulations”), impose a range of compliance obligations applicable to the collection, use, retention, security, processing, and transfer of personally identifiable information. Various U.S. states and other governmental authorities around the world have imposed or are considering similar types of laws and regulations, data breach reporting and penalties for non-compliance and increasing security requirements. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to monitor compliance or to alter our practices. Moreover, these new laws and regulations could diverge and conflict with each other in certain respects. As new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, has increased and may further increase. Violations of the Privacy Regulations may result in significant fines and sanctions. Any failure, or perceived failure, to comply with the Privacy Regulations, or any other privacy, data protection, information security, or consumer protection-related privacy laws and regulations, by us or our third parties with whom we are associated could result in financial losses and have an adverse effect on our reputation.

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

While the Company intends to continue committing financial resources and effort to the development of innovative new technologies, a strain on the Company’s liquidity, such as the strain caused by the B737 MAX grounding and COVID-19 impacts, has in the past reduced and may in the future reduce the Company’s ability to expend capital to develop such technologies.

Significant regulatory, operational, and other risks are posed by climate change and the transition to a “low-carbon” economy in response to climate change.

Increased public awareness and concern over climate change have led to new and proposed legislative and regulatory initiatives internationally, in the U.S. and regionally, and may lead to additional legislation in the future. New or revised laws and regulations, or stricter interpretations of existing laws, in this area could directly and indirectly affect the Company, its customers, or its suppliers by increasing production costs, affecting customer preferences or otherwise impacting operations. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by the Company and could have an adverse effect on our business, financial condition, and results of operations. While the transition to a “low-carbon” economy may take place over decades, we are also subject to the risk that, over time, the existing products which provide much of our current revenue may be replaced with “lower-carbon” products the Company does not currently manufacture and which may take a significant amount of time for the Company to develop and manufacture. In addition, demand for the Company’s existing products may decrease as there is no guarantee that the Company will ultimately win substantially similar work content on new aircraft platforms. Additionally, transition to an entirely “low-carbon” portfolio may require material investments by the Company.

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

Existing insurance arrangements may not provide full protection for the costs that may arise from any climate change-related events, and recurring extreme weather events have in the past increased and could in the future continue to increase the cost of insurance or could reduce the availability of insurance. The risks associated with climate change continue to evolve, and we expect that climate change-related risks may increase over time.

Risks Related to Our Business Strategy

If we fail to implement our business strategy or if our business strategy is ineffective, our financial performance could be materially and adversely affected, and we may not achieve our financial goals.

Our financial performance and success depend in large part upon the effectiveness of our business strategy and our ability to implement our business strategy successfully. Implementation of our business strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. There are risks involved in pursuing our business strategy, including, but not limited to, those relating to:

•determining which business activities to pursue and prioritize;
•predicting, or responding to, changes in production schedules;
•managing our costs and expenses;
•continued access to capital and credit markets;
•hiring or retaining the personnel, including the executives and skilled workforce, necessary to manage our strategy effectively;
•implementing improvements to operational efficiency; and
•recording material forward losses or changes in estimates.

In addition to the risks set forth above, effectiveness of and the successful implementation of our business strategy could also be affected by a number of factors beyond our control, such as actions by Boeing and Airbus, increased competition, general economic conditions, government regulation and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve and could decline substantially.

In connection with our business strategy, we continue to evaluate and refine both our short-term and long-term financial objectives, including guidance we provide from time to time regarding our free cash flow targets and revenue targets for our segments. We may fail to achieve our targeted financial results if we are unsuccessful in implementing our strategies, our estimates or assumptions change or for any other reason. Failure to achieve our stated financial goals has negatively impacted, and could in the future further impact, the market price of our common stock and investor confidence in us.

Our acquisitions, joint ventures, strategic alliances and partnerships expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.

As part of our business strategy, we from time-to-time have merged with or acquired businesses and/or formed joint ventures and strategic alliances and may continue to do so in the future. Combining our businesses may be more difficult, costly, or time consuming than expected. In addition, events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from an acquisition. The success of our acquisitions will depend on, among other things, our ability to realize the anticipated benefits and cost savings from combining our and the acquired businesses in a manner that facilitates growth opportunities and realizes anticipated synergies and cost savings. The anticipated benefits and cost savings from acquisitions, as well as from joint ventures, strategic alliances and partnerships, may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Further, the integration of acquired companies and managing relationships with joint venture partners involve a number of risks, including, but not limited to the diversion of management’s attention to the integration or oversight of operations, difficulties in the assimilation or cooperation of different cultures and practices, reliance on sellers under transition services agreements or partners under joint venture or alliance agreements, as well as in the assimilation of geographically dispersed operations and personnel, difficulties in the integration of departments, systems (including accounting, production, IT, and other critical systems), technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal accounting controls), procedures, and policies and compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and other applicable anti-bribery laws.

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

We are involved in a number of legal proceedings including the proceedings disclosed in Note 22 to the Consolidated Financial Statements, Commitments, Contingencies and Guarantees. These claims may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material impact on our financial position and results of operations. In addition, we are sometimes subject to government inquiries and investigations of our business due, among other things, to the heavily regulated nature of our industry and our participation in government programs. Any such inquiry or investigation could potentially result in an adverse ruling against us, which could have a material impact on our financial position and operating results. If we are unsuccessful in any action, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage.

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

We are exposed to liabilities that are unique to the products and services we provide. Our operations expose us from time to time to rework obligations, liabilities for warranty or other claims with respect to aircraft components that have been designed, manufactured, or serviced by us or our suppliers. We maintain insurance for certain risks, but the amount of our insurance coverage may not cover all claims or liabilities and we may be forced to bear substantial costs. Material obligations in excess of our insurance coverage (or other third-party indemnification) could have a material adverse effect on our business, financial condition, and results of operations.

For example, in April 2023, we issued a notice of escapement to Boeing related to a quality issue on the B737 Vertical Fin Attach Fitting, which impacted production costs, including the impact of factory disruption. Although this issue was resolved as a result of the memorandum of agreement with Boeing entered into on October 12, 2023 (the “2023 MOA”) as to quality issues with our products, it can be difficult or impossible to estimate total costs relating to such issues as a result of the uncertainty regarding, among other things, the total number of affected units, the methods of acceptable repair, the total amount of time required to complete any repairs, and at what point in time and what manner repairs would be completed. Quality issues with our products have resulted, and could in the future result, in negative publicity and have in the past had, and could in the future have, material adverse impacts on our production costs (including as a result of factory disruption), our reputation, our stock price and/or our business, financial condition and results of operations. In addition, from time to time, we make changes to our build processes in light of quality issues. These changes to our processes can require significant investment and we cannot guarantee that the changes will be successful and that any quality issues will be resolved. If our products are found to be defective and lacking in quality, or if one of our products causes an accident, our reputation could be damaged and our ability to retain and attract customers could be materially adversely affected.

The profitability of certain programs depends significantly on the assumptions surrounding satisfactory settlement of customer claims and assertions.

For certain of our programs, we regularly commence work or incorporate customer requested changes prior to negotiating pricing terms for engineering work or the product that has been modified. We typically have the contractual right to negotiate pricing for customer directed changes. In those cases, although we assert to our customers our contractual rights to obtain the additional revenue or cost reimbursement we expect to receive upon finalizing pricing terms, we cannot guarantee that will always be successful in doing so. An expected recovery value of these assertions is incorporated into our contract profitability estimates. Our inability to recover these expected values, among other factors, has resulted, and could continue to result, in the recognition of significant forward loss on certain programs and has had, and could continue to have, a material adverse effect on our results of operations.

Risks Related to Our Governmental and Global Activities

Our global footprint subjects us to the risks of doing business in foreign countries.

We have activities and operations globally (through wholly owned indirect or direct subsidiaries and joint ventures), including in the United Kingdom, France, Malaysia, Morocco, China and Taiwan. In addition, we derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the U.S and, for the twelve months ended December 31, 2023 and December 31, 2022, direct sales to our non-U.S. customers accounted for approximately 23% and 24%, respectively, of our net revenues. We expect that our and our customers’ international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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
•compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and other applicable anti-bribery and sanctions laws; and
•economic and geopolitical developments and conditions, including domestic or international hostilities (including the wars in Ukraine and the Middle East), acts of terrorism or war and governmental reactions, inflation, trade relationships, and military and political alliances.

While these factors and the effect of these factors are difficult to predict, adverse developments in one or more of these areas have in the past materially adversely affected, and could in the future materially adversely affect, our business, financial condition, and results of operations in the future.

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

The Company’s chemical milling and vapor degreasing processes use various regulated substances that are identified as TSCA (Toxic Substances Control Act) initial chemicals evaluated in risk assessments prescribed by the Lautenburg Chemical Safety Act in the U.S., and therefore may be subject to additional regulations in the near future. The Company is investigating the use of alternative solvents and processes, including control technologies which may require material expenditures, however this business will remain dependent on the availability, use and cost of these materials for the immediate future. To the extent these alternative solutions are not viable, or any enacted regulation does not provide an exception, there could be material capital expenditures required to comply with elimination of the chemicals used in our current processes.

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

The U.S. Government is a significant customer of certain of our customers, and we and they are subject to specific U.S. Government contracting rules and regulations.
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

The Federal Aviation Administration prescribes standards and qualification requirements for aerostructures, including virtually all commercial airline and general aviation products, and licenses component repair stations within the U.S. Comparable agencies, such as the European Aviation Safety Agency in Europe, regulate these matters in other countries. If we fail to qualify for or obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed and our business, financial condition, and results of operations could be materially adversely affected. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be expensive and time consuming.

A facility securities clearance (“FCL”) is required for a company to be awarded and perform on classified contracts for the Department of Defense (“DOD”) and certain other agencies of the U.S. Government. If we were to violate the terms and requirements of the National Industrial Security Program Operating Manual or any other applicable U.S. Government industrial security regulations, we could lose our FCLs. We cannot give any assurance that we will be able to maintain our FCLs. If for some reason our FCLs are invalidated or terminated, we may not be able to continue to perform under our classified contracts in effect at that time, and we would not be able to enter into new classified contracts, which could adversely affect our revenues.

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

In order to be successful, we must attract, retain, train, motivate, develop, and transition qualified executives and other key employees, including those in managerial, manufacturing, and engineering positions. Competition for experienced employees in the aerospace industry, and particularly in Wichita, Kansas, where the majority of our manufacturing and executive offices are located, is intense. Our ability to attract and retain qualified executives and other key employees depends on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. The location of our offices, particularly our headquarters in Wichita, Kansas, and our remote working arrangements may not meet the needs or expectations of our employees, including senior management or other key employees, or may not be viewed as competitive, which could negatively impact our ability to attract and retain highly skilled employees.

The failure to successfully hire executives, including a new chief executive officer, and key employees or to implement succession plans for executives and key employees, or the loss of any executives and key employees, could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations. In particular, we have to incur costs to replace executives or other key employees who leave, and our ability to execute our business strategy could be impaired if we are unable to replace such persons in a timely manner or at all.

In addition, the Company’s operations and strategy require that we employ a critical mass of highly skilled employees with industry experience and engineering, technical, or mechanical skills. As the Company experiences an increase in retirements, the level of skill replacing our experienced workers is being impacted due to the availability of skilled labor in the market and low unemployment rates. As the Company has expanded its defense business, the Company faces risks related to its ability to hire and retain individuals who have, are able to obtain, a security clearance. Our inability to attract and retain skilled employees may adversely impact our ability to meet our customers’ expectations, the cost and schedule of development projects, and the cost and efficiency of existing operations.

Increases in labor costs, potential labor disputes, and work stoppages at our facilities or the facilities of our suppliers or customers have impacted, and could materially adversely affect, our financial performance.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. A majority of our workforce is represented by unions. If we were unable to renew major labor agreements at expiration, or if our workers were to engage in a strike, work stoppage, or other slowdown, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to our customers on a timely basis and could result in a breach of our supply agreements. This could result in a loss of business and an increase in our operating expenses, which could have a material adverse effect on our business, financial condition, and results of operations. For example, on June 21, 2023, employees represented by the International Association of Machinists and Aerospace Workers (“IAM”) voted to reject the Company’s contract offer and strike. In response, the Company suspended its Wichita operations and IAM represented employees began to strike following the expiration of the contract on June 24, 2023. Although a new contract was ratified by IAM-represented employees on June 29, 2023, our labor costs will be higher than the previous IAM contract by approximately $80.0 million annually and we incurred strike disruption charges, changes in estimates during the period related to higher wages and other employee benefits resulting from the new contract and a reduction in deliveries of certain aircraft, including the B737, which will negatively impact expected revenue, earnings and cash flow. Any future strike or similar disruption could have similar adverse impacts. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

Due to the receipt of occasional government incentives, we have certain commitments to keep our programs in their current locations. This may prevent us from being able to offer our products at prices that are competitive in the marketplace and could have a material adverse effect on our ability to generate new business.

In addition, many aircraft manufacturers, airlines, and aerospace suppliers, including certain of our customers, have unionized work forces. Any strikes, work stoppages, or slowdowns experienced by aircraft manufacturers, airlines, or aerospace suppliers could reduce our customers’ demand for additional aircraft structures or prevent us from completing production of our aircraft structures. Union negotiations, strikes, work stoppages, or slowdowns at our customers could also directly or indirectly impact our business.

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

In 2020, we acquired the outstanding equity of Short Brothers plc (“Shorts”) and Bombardier Aerospace North Africa SAS (“BANA”), and substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas, along with the assumption of certain liabilities of Shorts and BANA. Shorts sponsors the Shorts Pension, a defined benefit pension plan that is closed to new participants. The Shorts Pension closed to the future accrual of additional benefits for current participants at the end of 2021.

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

Risks Related to our Debt, Liquidity, Financial Estimates and Taxes

Declines in our financial condition and performance and reductions in our credit ratings have increased our borrowing costs and adversely affected the market price of our securities. Any additional declines could further impact our borrowing costs, impact the market price of our securities or limit our ability to obtain future financing or otherwise impair our business, financial condition, and results of operations.

Our business requires significant capital. Declines in our financial condition or performance for any reason have increased our borrowing costs and affected the market price of our securities, and could in the future further increase our borrowing costs, impact the market price of our securities or limit our ability to access the credit and capital markets. There can be no assurance that we will be able to access the capital or credit markets or, if we do have such access, that it will be on favorable terms.

As of December 31, 2023, our corporate credit ratings were B by Standard & Poor’s Global Ratings, and B2 by Moody’s Investors Service, Inc. These ratings and our current credit condition affects, among other things, our ability to access new capital. Negative changes to these ratings have in the past resulted in, and may in the future result in, more stringent covenants and higher interest rates under the terms of any new debt.

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

As of December 31, 2023, we had total debt of $4,083.5 million. In addition to our debt, as of December 31, 2023, we had $23.1 million of letters of credit and letters of guarantee outstanding.

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

As of December 31, 2023, we had $823.5 in cash and cash equivalents. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We cannot provide assurance that we could affect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting certain or any of these alternatives.

We use estimates in accounting for revenue and cost for our contracts. Changes in our estimates have materially adversely affected, and could in the future materially adversely affect, our financial performance.

The Company recognizes revenue using the principles of Accounting Standards Codification (“ASC”) Topic 606, Revenue from contracts with customers (“ASC 606”), and estimates revenue and cost for contracts that span a period of multiple years. This method of accounting requires judgment on a number of underlying assumptions to develop our estimates such as favorable trends in volume, learning curve efficiencies, and future pricing from suppliers that reduce our production costs. However, several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates such as technical problems, delivery reductions, materials shortages, supplier difficulties, strikes and production pauses, realization targets, existence and execution of factory recovery plans caused by these factors, and other factors. Other than certain increases in raw material costs that can generally be passed on to our customers, in most instances we must fully absorb cost overruns. Due to the significant length of time over which some revenue streams are generated, the variability of future period estimated revenue and cost may be adversely affected if circumstances or underlying assumptions change. Our estimated costs have exceeded our estimated revenues under fixed-price contracts in the past, and we have been required to recognize a forward loss on the affected programs, which has had a material adverse effect on our results of operations, and this could recur in the future. The risk particularly applies to products such as the B787, A220, and A350, in that our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production efficiencies. We have incurred forward loss charges on these programs, and further production rate changes or claims relating to inspection and rework requests may result in additional incremental forward loss charges.

Further, some of our long-term supply agreements, such as the Sustaining Agreement and the agreement for the B787 program, provide for the re-negotiation of established pricing terms at specified times in the future. Negotiations have in the past resulted, and could in the future result, in costs that exceed our revenue under a fixed-price contract, or operating margins that are lower than our current margins, and we have in the past and may in the future need to recognize a forward loss on the affected program, which has had and could have a material adverse effect on our results of operations.

Additionally, variability of future period estimated revenue and cost has resulted, and may in the future result, in recording additional valuation allowances against future deferred tax assets, which could adversely affect our future financial performance.

We may not be able to generate sufficient taxable income to fully realize our deferred tax assets.

At December 31, 2023, we have recognized a valuation allowance against nearly all of our net deferred tax assets. Changes that are adverse to the Company could result in the need to record additional deferred tax asset valuation allowances resulting in a charge to results of operations and a decrease to total stockholders’ equity.

Risks Related to our Common Stock

We cannot assure you that we will declare and pay cash dividends on our Common Stock at historical levels or at all.

In 2020, the Company announced that its Board of Directors, or Board, reduced its quarterly dividend to a penny per share to preserve liquidity, and in the fourth quarter of 2022, the Board decided to suspend the Company’s quarterly cash dividend. We cannot assure you that we will resume declaring and paying cash dividends on our Common Stock at historical levels or at all. The Board regularly evaluates the Company’s capital allocation strategy and dividend policy. Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will be declared and paid at historical levels or at all.

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

In addition, our supply agreements with Boeing include provisions giving Boeing the ability to terminate the agreements in the event any of certain disqualified persons acquire a majority of Spirit’s direct or indirect voting power or all or substantially all of Spirit’s assets. The 2023 MOA with Boeing provides that Spirit cannot, without incurring significant costs, assign any of its rights or interest in (which includes certain specified change of control events set forth in the 2023 MOA) the supply agreements or an order without Boeing’s prior written consent, which will not be unreasonably withheld consistent with existing obligations, except that Boeing may withhold its consent to an assignment to a disqualified person (which includes any person to which Boeing does not consent in its sole discretion) for any reason and at its sole discretion. These provisions in our agreements with Boeing could discourage others from acquiring us and may prevent attempts by our stockholders to replace or remove our current management. Certain other agreements with suppliers or customers contain similar provisions that could also discourage others from acquiring us or prevent attempts to replace or remove our management. See Item 1. “Business - Our Relationship with Boeing.”

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program

Our cybersecurity program is designed to detect known and anticipated threats, and contemplate various types of unexpected but possible threats. We have developed processes to identify, assess, mitigate, analyze and respond to threats, and continue to mature our cyber resiliency solutions.

We continuously monitor the cybersecurity landscape and identify active and potential threats through a combination of tools and processes. Our Global Information Security (“GIS”) team has day-to-day responsibility for Spirit’s cybersecurity program. This group is led by a Chief Information Security Officer (“CISO”) with more than twenty years of audit and cybersecurity experience. The CISO collaborates across the business, participates in internal audits, and is active in several leading industry groups to help benchmark our efforts with third parties. GIS receives and analyzes information from various resources to inform our cybersecurity program needs. An Enterprise Security Council comprised of GIS, Information Technology, Legal, Compliance, Internal Audit, and Enterprise Risk Management meets regularly to discuss emerging cyber risks and corresponding mitigations as part of our overall Enterprise Risk Management program. Significant risks are escalated to the Enterprise Risk Council which is chaired by our President and CEO, who was the Deputy Secretary of Defense during the development of the 2018 Department of Defense Cyber Strategy. We implement appropriate controls to protect our information or information we have control of on our systems, and our operations. We evaluate our controls and systems against industry-recognized standards, and contractual requirements, as applicable.

The CISO monitors and reviews our process of patching compliance, which is managed and executed via a combination of internal resources and third-party service providers. We also use third parties to supplement monitoring of cyber activity and for various special projects, which may include projects related to cybersecurity.

As part of our cybersecurity risk management program, we have planned “tabletop” exercises designed to simulate various cybersecurity threats or intrusions and help identify gaps in our preparedness, and help provide clarity in how to respond to any potential incidents. These exercises are designed to test the working level and senior leadership level, including participation by Executive Leadership Team. All employees are required to take mandatory cybersecurity training courses throughout the year. We execute simulated phishing exercises and provide direct feedback to employees who fail such simulations to help them understand how to recognize phishing attempts. Our overall program is designed to help us prevent and effectively respond to cybersecurity incidents.

GIS maintains an Incident Management and Response Policy that provides a classification framework for cybersecurity incidents and defines critical roles and responsibilities during a cybersecurity incident. The Incident Response Policy specifies ownership and timing of key actions and prescribes the engagement of functional leaders, senior Executives, and the Board of Directors, depending on the incident. We have developed playbooks to guide specific actions related to different incident types. Finally, we have a cyber insurance policy underwritten by a global leader in commercial insurance solutions.

Part of our Enterprise Risk Management program involves understanding risks that third parties, including those that our supply chain introduce to our organization. Our cybersecurity program is in the process of maturing how we assess third-party cyber risks, particularly in situations where we share confidential or sensitive information, or in situations where our operations may be impacted through a cybersecurity incident at a third party.

Cybersecurity Governance

The Board of Directors’ Risk Committee has the responsibility for oversight of our cybersecurity program. This committee’s membership includes subject matter experts in both cybersecurity and national security. Spirit’s CISO reports to the Risk Committee quarterly on the state of our cybersecurity program.

Cybersecurity Risks

Although cybersecurity risks have not materially affected us, including our business strategy, results of operations, or financial condition, during the period covered by this report, we are subject to various cybersecurity risks, which could, in the future, be material. For more information about the cybersecurity risks we face, see Item 1A. “Risk Factors – Risks Related to Our Operations”

Item 2.    Significant Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2023 are set forth below:

Location	Primary Use	Approximate Square Footage	Owned/Leased
United States
Wichita, Kansas(1)	Primary Manufacturing	12.7 million	Owned/Leased
	Facility/Offices/Warehouse
Tulsa, Oklahoma	Manufacturing Facility	1.7 million	Leased
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	851,000	Leased
Dallas, Texas	Manufacturing	199,000	Leased
Biddeford, Maine	Manufacturing	247,000	Owned/Leased
Woonsocket, Rhode Island	Manufacturing	79,000	Owned/Leased

United Kingdom
Prestwick, Scotland	Manufacturing Facility	988,000	Owned
Belfast, Northern Ireland	Manufacturing Facility/Offices	3.1 million	Owned/Leased
Malaysia
Subang, Malaysia	Manufacturing	411,000	Owned/Leased
France
Saint-Nazaire, France	Primary Manufacturing/Office	75,000	Leased
Africa
Casablanca, Morocco	Primary Manufacturing	312,000	Owned

(1)89% of the Wichita facility is owned.

Our physical assets consist of approximately 20.7 million square feet of building space located on 1,497 acres in 11 facilities. Production across our Commercial, Defense & Space, and Aftermarket segments is located in our primary manufacturing facility located in Wichita, Kansas. Additional Commercial segment work is produced at our Tulsa, Oklahoma; Kinston, North Carolina; Saint Nazaire, France; Prestwick, Scotland; Belfast, Northern Ireland; Subang, Malaysia and Casablanca, Morocco facilities. Additional Defense & Space work is produced at our Tulsa, Oklahoma; Biddeford, Maine; Woonsocket, Rhode Island; Prestwick, Scotland and Belfast, Northern Ireland facilities. Additional Aftermarket segment work is produced at our Tulsa, Oklahoma; Kinston, North Carolina; Dallas, Texas; Prestwick, Scotland; Belfast, Northern Ireland and Casablanca, Morocco facilities.

The Wichita facility, which includes the Company's corporate offices, is comprised of 650 acres, 8.1 million square feet of manufacturing space, 1.9 million square feet of offices and laboratories for the engineering and design group and 2.7 million square feet for support functions and warehouses. The Wichita site has access to transportation by rail, road, and air via the runways of McConnell Air Force Base.

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

The Biddeford, Maine site was purchased in 2020 and consists of 182,000 square feet at two owned locations on 22 total acres. The primary function of these sites is carbon/carbon composite and thermal protection system manufacturing. Additionally, this site includes two leased locations of warehouse space totaling 13,000 square feet and a fiber material building totaling 52,000 square feet.

The Woonsocket, Rhode Island site was acquired in late November 2022. The subsidiary, Spirit AeroSystems Textiles, LLC ("Spirit Textiles"), operates out of two locations within the city totaling 48,000 square feet in one owned building on 4 acres and 31,000 square feet in one leased building, producing carbon/carbon composite parts through fiber reinforcement technology.

The Prestwick facility consists of 988,000 square feet of building space, comprised of 459,000 square feet of manufacturing space, 280,000 square feet of office and lab space, and 249,000 square feet of warehouse/support space. This facility is set on 93 acres. The Prestwick plant is located within close proximity to the motorway network that provides access between England and continental Europe. It is also easily accessible by air (at Prestwick International Airport) or by sea. A portion of the Prestwick facility is leased to the Regional Aircraft division of BAE Systems and certain other tenants.

The Belfast, Northern Ireland facility consists of seven sites on 202 acres within 12 miles of the main factory at Queens Island totaling 3.1 million square feet. All on-site buildings are Spirit owned, but six sites are on leased acreage. The operations conducted at these sites include machined parts, auto-riveting and major aerostructures final assembly; fabrication and wing assembly for the A220; composite fabrication for multi-programs; sheet metal fabrication, metal bonding, chem-milling, composite parts manufacturing, and panel fabrication and assembly; nacelle production and MRO repair for multi-programs; and engineering services.

The Malaysian manufacturing plant is located at the Malaysia International Aerospace Center in Subang. The 411,000 square foot facility is 34% owned and is set on 45 leased acres and is centrally located with easy access to Kuala Lumpur, as well as nearby ports and airports. The facility assembles composite panels for wing components and sub-structures for fuselage.

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

Patrick Shanahan, 61. Mr. Shanahan became President and Chief Executive Officer of Spirit AeroSystems in September 2023 and has served on the Board of Spirit since November 2021. Shanahan served as the 33rd Deputy Secretary of Defense from July 2017 to January 2019 and as Acting Secretary of Defense from January to June 2019. While at the Department of Defense, he led the development of critical digital and technological advancements for the U.S. military, including modernization in cybersecurity, artificial intelligence, and cloud computing. He led the Department’s Joint A.I. Center and published the Department’s A.I. Strategy. He directed efforts for the Department to invest in space-based technology, A.I. systems, and cutting-edge cyber capabilities. Prior to his service in the Department of Defense, Mr. Shanahan served for over 30 years in senior commercial and defense leadership roles at The Boeing Company, managing technology development, large-scale weapon system and aircraft integration, as well as global supply chains. Mr. Shanahan directed the design, production, and profitability of some of the most challenging and complex programs and aircraft, including the B787 Dreamliner and the Ground-based Midcourse Defense system. His roles included Senior Vice President of Supply Chain and Operations, Senior Vice President of Commercial Airplane Programs, Vice President and General Manager of Boeing Missile Defense Systems, and Vice President and General Manager of Boeing Rotorcraft Systems. Mr. Shanahan earned his Bachelor of Science degree in Mechanical Engineering from University of Washington, his Master of Science in Mechanical Engineering from the Massachusetts Institute of Technology, and his Master of Science in Management Studies from the Massachusetts Institute of Technology.

Mark Suchinski, 57. Mr. Suchinski became Senior Vice President and Chief Financial Officer on January 29, 2020. In this role he is responsible for the overall financial management of the Company, its financial reporting and transparency, and multiple corporate functions including Controllership and Treasury. He also has responsibility for Contracts, Investor Relations, Strategy, and Mergers and Acquisitions. Mr. Suchinski has been with Spirit since 2006, and most recently, Mr. Suchinski served as Spirit’s Vice President, Quality, from August 2019 to January 2020 and as Spirit’s Vice President, Boeing 787 Program, from February 2018 to August 2019. Prior to that, Mr. Suchinski served as Spirit Holdings' and Spirit’s Vice President, Controller and Principal Accounting Officer from February 2014 to February 2018. Prior to February 2014, he held the following roles at Spirit: October 2013 to February 23, 2014 - Vice President, Treasurer and Financial Planning; August 2012 to October 2013 - Vice President, Finance and Treasurer; from July 2010 to August 2012, Vice President, Financial Planning & Analysis and Corporate Contracts; from January 2009 to July 2010, Controller – Fuselage Segment; and from September 2006 to January 2009, Controller – Aerostructures Segment. Prior to joining Spirit in 2006, he was at Home Products International, where he held the position of Corporate Controller from 2000 to 2004 and the position of Vice President and Chief Accounting Officer from 2004 to 2006. Prior to that, he held financial leadership positions of controller and senior finance manager at other companies. He also spent three years in public accounting. Mr. Suchinski received his Bachelor of Science degree in Accounting from DePaul University.

Sean Black, 53. Mr. Black became Senior Vice President, Engineering and R&T on June 1, 2022. Mr. Black joined Spirit AeroSystems in 2016. During his tenure at Spirit, he has held leadership roles as Vice President of Commercial Engineering across all Boeing, Airbus and Rolls Royce programs from January 2021 through May 2022, and as Vice President of Research and Development from September 2016 to January 2021. Mr. Black has over 25 years’ experience in the defense and aerospace industries. He started his career in the UK as a Research Engineer at BAE SYSTEMS Advanced Technology Centre and then as Engineering Manager for BAE SYSTEMS Aerostructures business unit. Mr. Black transferred to Airbus with the launch of the A350XWB program where he held a variety of leadership roles both in Europe and the United States spanning the full development lifecycle. Prior to his industrial career he held a Lectureship in Mechanical Engineering at the University of Dundee (Scotland). Mr. Black earned a Bachelor’s degree in Mechanical Engineering from the Dundee Institute of Technology (Scotland) and a Doctor of Philosophy in the field of Superabrasives from Liverpool John Moores University, England.

William (Bill) Brown, 61. Mr. Brown became Senior Vice President, Quality and Ops Engineering on June 1, 2022. Previously, Mr. Brown served as Senior Vice President, Boeing Programs from 2018 to 2022 and as Senior Vice President and General Manager, Oklahoma Operations, Business and Regional Jets and Global Customer Support from 2014 to 2018. Mr. Brown assumed responsibility of Oklahoma Operations in December 2014 and responsibility of Business and Regional Jets in September 2017. Mr. Brown joined Spirit and Spirit Holdings' in May 2014 as Senior Vice President, Global Customer Support and Services. Previously, Mr. Brown served as Executive Vice President for Global Operations and President for Global Customer Service and Support at Beechcraft from 2007 to May 2014. Prior to joining Beechcraft, Mr. Brown served as President and General Manager of AAR Aircraft Services in Oklahoma and held senior-level positions with Independence Air, Avborne Inc. and Midwest Airlines. Mr. Brown received his Bachelor of Science degree in Aviation Management from Oklahoma State University and his Masters of Business Administration degree from Colorado State University. He also holds an A&P license and is a commercial instrument pilot.

Terry George, 62. Mr. George became Senior Vice President of Wichita and Tulsa Operations on November 27, 2023. From April 1, 2022 to November 26, 2023 he served as Senior Advisor of Advance Manufacturing Strategy. From January 29, 2020 to March 31, 2022 he served as SVP, Boeing 737 Program and Operations and Advanced Manufacturing Strategy. From July 2018 to January 29, 2020, Mr. George served as Vice President of New Product Development and Advanced Manufacturing Strategy. In this role, he was responsible for the Company’s factory automation strategy and implementation and new aircraft development. Additional roles include; Vice President and General Manager of Airbus Programs, Kinston, NC from July 2016 - 2018, several positions on the B787 program including Vice President of B787 Program Management, Senior Director and Director of B787 Operations, product line manager for the B787 Composites Fabrication and lastly, part of the Life Cycle Product team for the B787 program from June 2003 - April 2005. Mr. George began his career at Boeing in July 1983 in Industrial Engineering and was named manager on the B737 program in 1991. In 1995, he was named product line manager of Automated Fastening for the B737 program. Mr. George earned his bachelor’s and master’s degrees in Business Administration, both from Wichita State University.

Kailash Krishnaswamy, 46. Mr. Krishnaswamy became Senior Vice President of Aftermarket Services in October 2021 and leads Spirit’s aftermarket business. Prior to this role, Mr. Krishnaswamy served as Vice President of Mergers and Acquisitions ("M&A"), and China Operations from March 2017 to October 2021. Mr. Krishnaswamy joined Spirit in March 2017 from United Technologies Corporation (UTC) where he was a senior director in Corporate M&A from November 2015 to March 2017. In that role, he was responsible for companywide business and financial strategies including digital transformation, additive manufacturing, capital markets alternatives, divestitures and M&A. His first assignment at UTC was to execute the sale of Sikorsky. Prior to UTC, Mr. Krishnaswamy held investment banking positions at Credit Suisse, where he developed and executed M&A transactions in the Aerospace & Defense sector. He began his career at Honeywell Aerospace providing technology strategy, competitive intelligence, intellectual property and innovation portfolio expertise to internal R&D teams. Mr. Krishnaswamy is a graduate of the Indian Institute of Technology, Delhi, has a Master of Business Administration from the University of Chicago Booth School of Business, and earned a Ph.D. in mechanical control systems from the University of Minnesota.

Scott McLarty, 54. Mr. McLarty became Senior Vice President of Airbus Programs in 2018, with the addition of the Regional Business Jets Programs in October 2021 after the acquisition of the Bombardier assets. From December 2011 to November 2018, Mr. McLarty was Vice President with responsibility for the Company's UK and Malaysia business units and was responsible for developing the strategy and driving profitable growth in those regions. From 2006-2011 he held the positions of Global Operations & HR Director for Spirit Europe. Mr. McLarty originally joined the Company in April 2006 as part of the acquisition of the UK BAE Systems’ Aerostructures business unit which created Spirit AeroSystems (Europe) Ltd. During his time at BAE Systems Mr. McLarty held various senior positions, latterly as Director of Business Improvement, Planning & Support as well as prior roles in Operations, Project Management, Business Improvement, Supply Chain and HR. Throughout his 35 years in the industry, Mr. McLarty has overseen many customer relationships such as Boeing, Airbus, Hawker, BAE Business Jets, Bombardier, Rolls Royce & UK Military programs. Mr. McLarty is a member of the board of directors at the UK Aerospace Growth Partnership (AGP) and the UK Aerospace, Defense, Space & Security Group (ADS Group). Mr. McLarty also held the position of Vice Chair of the Scottish Government’s Enterprise & Strategic Skills Board until its conclusion in 2022. He is a Chartered Fellow of the Institute of Personnel Development (FCIPD) and a Fellow of the Royal Aeronautical Society. Mr. McLarty attended Kilmarnock Technical College from 1986-1990 and the Cranfield University School of Management from 1995-1996. Mr. McLarty also holds a PPL(H) pilots license.

Mindy McPheeters, 50. Ms. McPheeters became Senior Vice President, General Counsel and Corporate Secretary effective March 11, 2021. Ms. McPheeters has been an attorney for the Company since 2015 and held the title of Vice President of Legal and Compliance, Deputy General Counsel until January 2, 2021, when Ms. McPheeters began serving as Interim General Counsel for Spirit. During her tenure at the Company, Ms. McPheeters has also held positions overseeing various aspects of the legal department including litigation, commercial, employment and compliance. Prior to joining the Company, Ms. McPheeters served as legal counsel for Delta Dental of Kansas and was a partner at the law firm Stinson LLP. Ms. McPheeters earned a Bachelor of Business Administration in Accounting from Wichita State University and her Juris Doctor degree from The University of Kansas.

Mark Miklos, 53. Mark Miklos became Senior Vice President of Spirit AeroSystems Defense & Space in April of 2023. In this role, he leads Spirit’s growing business in the defense and space sectors. Miklos was previously Vice President and General Manager of Spirit AeroSystems Operations in Maine and Rhode Island, directing the company’s high-temperature composites business in Biddeford, Maine, and executive lead for Spirit’s hypersonics strategy Miklos joined Spirit in January 2020 with the acquisition Fiber Materials, Inc. (“FMI”), located in Biddeford, where he served as CEO from 2017 to 2020. Prior to joining FMI in 2017, Miklos had more than 25 years of experience leading manufacturing organizations in the advanced materials industry developing ceramics, high-temperature composites, and high purity alloy components for aerospace and other high reliability applications. He served as Chief Operating Officer of the Prince Izant Company from 2016-2017. Previously, Miklos served in roles from 2007 to 2015 for Morgan Advanced Materials, including Vice President Sales and Marketing North America, Vice President and General Manager of the company’s metals and ceramics business and General Manager of the multiple advanced materials business. He worked in various roles for the Prince Izant Company from 1994-2007. Miklos, a native of Cleveland, Ohio, holds a bachelor’s degree from Baldwin Wallace University.

Justin Welner, 54. Mr. Welner became Senior Vice President and Chief Administration Officer & Compliance Officer in October 2021. In this role, Mr. Welner oversees a number of functional areas for Spirit, including human resources, corporate affairs, information technology, environmental health & safety, sustainability, compliance, and risk management. Mr. Welner previously served as Vice President of Human Resources, Corporate Affairs, Information Technology, CEO Business Management and Strategy; Vice President, Human Resources, Corporate Communications and Environment, Health and Safety and Security; Vice President of Human Resources, Communications and EHS and Vice President of Labor Relations, Compensation and Benefits. Mr. Welner joined Spirit in 2012 from Bombardier Learjet, where he served as Director of Human Resources, overseeing all human resource functions. He held numerous other leadership roles within Learjet Business Aircraft in Wichita, Kansas, during his nearly 20 years with the company. In 2017, Mr. Welner joined the IAM National Pension Fund and the Board of Trustees as an Employer Trustee. He is a former member of WSU Tech’s board of directors, and a former board member of the Make-A-Wish foundation. Mr. Welner earned his Bachelor degree in Business Administration from Washburn University and a Master of Business Administration from Wichita State University.

Alan Young, 59. Mr. Young became Senior Vice President, Fabrication and Chief Procurement Officer, on January 27, 2023. Previously, Mr. Young served as Vice President, Fabrication and Chief Procurement Officer since August 2020, and from September 2016 to August 2020, as Vice President, Operations. From November 2013 to September 2016, Mr. Young served as Vice President and Chief Procurement Officer. Prior to joining Spirit in 2013, Mr. Young held various leadership roles at Bombardier, most recently serving as Vice President, Learjet Operations until November 2013. Mr. Young has over thirty years of experience in the aerospace industry. Mr. Young earned a Bachelor of Science degree in Economics from Queen’s University in Belfast N. Ireland and a Master degree in Manufacturing Management from the Ulster University, N. Ireland.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock, par value $0.01 per share (“Common Stock”), trades on the New York Stock Exchange under the symbol “SPR.” As of January 18, 2024, there were 2,115 holders of record of Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents securities authorized for issuance under equity compensation plans as of December 31, 2023.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)(3)(4)	(b)	(c)

Equity compensation plans approved by security holders
•Omnibus Incentive Plan of 2014(1)	2,633,244	N/A	6,760,326
•Employee Stock Purchase Plan(2)	—	N/A	271,776
Equity compensation plans not approved by security holders	—	—	—
Total	2,633,244	—	7,032,102

(1)The Omnibus Incentive Plan of 2014, as amended (the “Omnibus Plan”), provides for the issuance of incentive awards to officers, directors, employees, and consultants in the form of restricted stock, restricted stock units, stock appreciation rights, and other equity or equity-based compensation awards.
(2)The Company maintains the Spirit AeroSystems Holdings, Inc. Employee Stock Purchase Plan as amended (the “ESPP”).
(3)Subject securities are not included in the weighted-average price column as they are issuable for no consideration.
(4)Represents time-based and performance-based long-term incentives that may be issued under the Omnibus Plan. For outstanding performance-based awards, the amount shown reflects the maximum payout under best-case performance goals that may or may not be achieved. The amount of shares that could be paid out under the performance-based awards ranges from 0-200% based on actual performance, with a target award equal to 100%.

Stock Performance

The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return of our Common Stock, Standard & Poor’s 500 Stock Index, and the Standard & Poor’s 500 Aerospace & Defense Index. Such returns are based on historical results and are not intended to suggest future performance. No dividend payments were made on our Common Stock during the year ended December 31, 2023.

Comparison of Cumulative Five Year Total Returns

250
200
150
100
50
0
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Spirit AeroSystems Holdings, Inc.
S&P 500 Index
S&P 500 Aerospace & Defense Index

INDEXED RETURNS	Years Ending
Company/Index	Base Period 12/31/18	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Spirit AeroSystems Holdings, Inc.	100	101.67	54.62	60.27	41.44	44.49
S&P 500 Index	100	131.49	155.68	200.37	164.08	207.21
S&P 500 Aerospace & Defense Index	100	130.33	109.39	123.86	145.37	155.21

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

No dividends were paid during 2023.

Issuer Purchases of Equity Securities

The following table provides information about our repurchases during the three months ended December 31, 2023 of our Common Stock that is registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (3)
	($ in millions other than per share amounts)

September 29, 2023 - November 2, 2023	683	$18.57	—	$925.0
November 3, 2023 - November 30, 2023	11,377	$24.75	—	$925.0
December 1, 2023 - December 31, 2023	5,620	$28.83	—	$925.0
Total	17,680	$26.03	—	$925.0

(1)Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, November 2, 2023 was the last day of our October 2023 fiscal month.
(2)17,680 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards and restricted stock units under the Omnibus Plan. No purchases were made under our Board-approved share repurchase program, described in footnote (3) below.
(3)On October 28, 2018, the Board of Directors increased the capacity of our share repurchase program to $1.0 billion. During the twelve months ended December 31, 2023, the Company repurchased no shares of Common Stock. The total authorization amount remaining under the share repurchase program is $925.0 million. Share repurchases are currently on hold. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

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

Management’s Focus

For the year ended December 31, 2023, management’s focus was on:
•realizing production rate increases across all our programs while maintaining a safe workplace and improving quality;
•reducing structural costs in three major areas: operations, supply chain and infrastructure overhead; and
•re-energizing our workforce after four years of managing through the B737 MAX grounding and the global pandemic crises to prepare for future growth

For the year ending December 31, 2024, management’s focus is on:
•completing alignment with customers and delivering on our commitments;
•stabilizing and de-risking operations;
•improving teamwork to overcome challenges and achieve goals; and
•strengthening Spirit financially

Global Economic Conditions

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

In addition, Russia’s invasion of Ukraine, the resultant sanctions and other measures imposed by the U.S. and other governments, and other related impacts have resulted in economic and political uncertainty and risks. In response to the Russian invasion of Ukraine, and the associated U.S. sanctions, the Company suspended all sanctioned activities relating to Russia, primarily consisting of sales and service activities. The suspended activities' impacts to prospective revenues, net income, net assets, cash flow from operations, and the Company's Consolidated Financial Position are not material. Continuation or significant expansion of economic disruption or escalation of the conflict, or other geopolitical events of a similar nature, such as the conflict in the Middle East, could have a material adverse effect on orders from our customers, the public’s ability or willingness to continue to travel, the availability and timeliness of certain elements of parts procured from our supply chain, and/or our results of operations.

We expect that our operating environment will continue to remain dynamic and evolve in 2024. We continue to monitor and evaluate related risks and uncertainties relating to macroeconomic conditions, including the items discussed in Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

B737 Program

The B737 MAX program is a critical program to the Company. For the twelve months ended December 31, 2023, 2022, and 2021 approximately 45%, 45%, and 35% of our net revenues, respectively, were generated from sales of components to Boeing for the B737 aircraft, as compared to 53% for the twelve months ended December 31, 2019, which was the most recent period to exclude impacts from the MAX grounding and the global pandemic crises. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Special Business Provisions and the General Terms Agreement (collectively, the “Sustaining Agreement”) between Spirit and Boeing. The Sustaining Agreement is a requirements contract and Boeing can reduce the purchase volume at any time.

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. In November 2020, the FAA issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes to be made before the aircraft returned to service. Boeing's deliveries of the B737 MAX resumed in the fourth quarter of 2020. Since November 2020, regulators from Brazil, Canada, China, the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service. During the twelve months ended December 31, 2023, Boeing continued to announce orders for the B737 MAX.

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

On January 5, 2024 there was an in-flight incident on a B737 MAX 9 aircraft flown by Alaska Airlines. As a result, the B737 MAX 9 derivative fleet was temporarily grounded by the FAA while certain safety inspections were completed and to allow the FAA time to review any required maintenance actions. The B737 MAX 9 fleet returned to service on January 26, 2024 after mandatory inspections were completed. We are participating in investigations relating to this incident. We are currently unable to reasonably estimate what impact this incident, including any impacts of investigations, will have on our financial position, results of operations and cash flows.

B787 Program

During the year ended December 31, 2021, the combination of further production rate decreases from our customer and estimated costs of rework and engineering changes resulted in incremental forward loss charges of $153.5 million. During the year ended December 31, 2022, our estimates for further production rate decreases and build schedule changes, supply chain costs, and other costs, including costs of rework, drove additional forward loss charges of $93.5 million. During the year ended December 31, 2023, our estimates related to the impact of the IAM agreement, additional labor and supply chain cost growth drove additional forward loss charges of $93.0 million recognized through the quarter ended September 29, 2023. On October 12, 2023, we executed a Memorandum of Agreement with Boeing (the "2023 MOA"), where among other items, we established recurring shipset price increases effective for line unit 1164 through line unit 1605 with a mutual goal of concluding good faith pricing negotiations, other interests and considerations 12 months prior to the delivery of line unit 1605. As a result, we reversed previously recognized forward loss charges of $205.6 million and also reversed a previously recognized material right obligation of $154.6 million in the quarter ended December 31, 2023. Production rate changes, changes in cost assessments, or claims could result in additional incremental forward loss charges. See also Note 22, Commitments, Contingencies and Guarantees.

Airbus Programs

During the year ended December 31, 2021, the A350 program recorded forward loss charges of $55.2 million related to customer driven production rate changes and quality-related costs. The A350 program recorded additional forward loss charges of $105.7 million for the year ended December 31, 2022 driven by estimated quality-related costs, non-recurring engineering and tooling costs, and additional labor, freight, and other cost requirements driven by parts shortages, production and quality issues, and customer production rate changes. The A350 program recorded additional forward loss charges of $121.3 million for the year ended December 31, 2023. The current year charges were driven by labor and production cost growth, higher supply chain costs and schedule revisions. In the year ended December 31, 2022, the A220 wing program recorded forward loss charges of $25 million primarily related to the bankruptcy of a supplier and associated failure to deliver key parts on the program. The A220 program recorded additional forward losses of $164.8 million for the year ended December 31, 2023, primarily related to higher production, labor and supply chain costs. The forward losses on the Airbus A220 program include net incremental losses for anticipated performance obligations beyond 2025 of $12.0 million in total.

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

As of September 28, 2023 the balance of goodwill was $631.1 million. The goodwill primarily represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the acquisition of Fiber Materials Inc. (“FMI”) in the first quarter of 2020, the completion of the acquisition of the outstanding equity of Short Brothers plc (“Shorts”) and Bombardier Aerospace North Africa SAS (“BANA”), and substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Businesses”), along with the assumption of certain liabilities of Shorts and BANA (the “Bombardier Acquisition”) in the fourth quarter of 2020 and the acquisition of the assets of Applied Aerodynamics, Inc. ("Applied") during the three months ended July 1, 2021. There was no impairment of goodwill for the years ended December 31, 2022 or December 31, 2021. For the year ended December 31, 2023, in accordance with our annual assessment policy, we exercised our option to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test as of the beginning of the fourth quarter. Management concluded through the quantitative assessment that the fair value of each of our reporting units substantially exceeded the respective carrying value for each reporting unit, and therefore, no impairment existed as of the annual assessment date during the fourth quarter of 2023.

The quantitative goodwill impairment test requires significant use of judgment and assumptions, such as the identification of reporting units, the assignment of assets and liabilities to reporting units, and the determination of fair value of the reporting units. We applied what we believe to be the appropriate valuation methodology for our reporting units to determine the respective fair values, which included a combination of an income approach, derived from discounted cash flows, and a market approach, using the guideline public company method. The principal assumptions utilized in the income approach included management’s estimated pro forma financial information, including management's best and most current estimates of the timing and level of production volumes and estimated future margins, long-term growth rates and discount rate. The principal assumptions utilized in the market approach included management's pro forma financial information and selected market multiples. We believe the assumptions and estimates made were reasonable and appropriate. The assumptions were based on our most recent experience, our contractual backlog, and market trends, including projected long-term inflation rate, GDP growth for the U.S. and the long-term growth expectations of the aerospace industry. Margin assumptions include management's best and most current estimates of the potential impacts of continued cost pressures related to labor, inflation and supply chain challenges that have been realized in year 2023, as noted in the Global Economic Conditions section above. We determined the discount rate for each of our reporting units using a weighted average cost of capital adjusted for risk factors including risk associated with 737 MAX production growth assumptions, and other industry-specific, market-based and economic factors. Based on the results of our assessment, management believes that the amount of excess fair value over the carrying value of each of our reporting units is sufficient to remain through a range of scenarios that are considered by management to be reasonably likely to occur, however, the variability of the factors used in our assessment depends on a number of conditions, and actual results and forecasts of revenue growth and margins for our reporting units may be impacted by industry, market and business risks and uncertainties including those identified in Item 1A. "Risk Factors". If such factors impact our ability to achieve forecasted revenue growth rates and margins, the fair value of one or more of our reporting units could decrease, which, if significant, may result in an impairment.

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

In the fourth quarter of 2023, the Company applied final settlement accounting to the PVP A. During 2023, the Company received excess plan asset reversion of $188.5 million of cash from PVP A. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the year ended December 31, 2023. Excise tax of $37.7 million related to the reversion of excess plan assets was separately recorded to the Other income (expense), net line item on the Consolidated Statements of Operations for the year ended December 31, 2023. See also Note 23 Other Income (Expense), Net to our condensed consolidated financial statements included in Item 8 of this Annual Report for more information. At December 31, 2023 and 2022, an excess pension plan asset reversion of $61.1 million and $71.1 million is recorded on the Restricted plan assets line item on the Company’s Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over six years as they are distributed to employees under a qualified benefit program.

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

Accounting guidance requires an annual measurement of our projected obligation and plan assets. These measurements are based upon several assumptions, including the discount rate and the expected long-term rate of asset return. Future changes in assumptions or differences between actual and expected outcomes can significantly affect our future annual expense, projected benefit obligation and shareholders’ equity. The projected benefit obligation and net periodic pension cost are sensitive to discount rates. The projected benefit obligation would decrease by $54.5 million or increase by $58.0 million if the discount rate increased or decreased by 25 basis points. The 2023 net periodic pension cost would increase by $1.0 million or decrease by $1.1 million if the discount rate increased or decreased by 25 basis points at each applicable measurement date. Additionally, net periodic pension cost is also sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2023 net periodic pension cost by $3.7 million.

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

This assessment is completed on a taxing jurisdiction and entity filing basis. Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S. and U.K., management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets at December 31, 2020. This determination was made as the Company entered into a U.S. cumulative loss position during the first half of 2021, as prior period positive earnings fall outside of the three-year measurement period. Additionally, all entities of the U.K. operations are in cumulative loss positions after the inclusion of 2023, 2022, and 2021 losses. Once a company anticipates or enters a cumulative three-year loss position, there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized.

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

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve Months Ended
	December 31, 2023(1)	December 31, 2022(1)(2)	December 31, 2021(2)
	($ in millions)
Net revenues	$6,047.9	$5,029.6	$3,953.0
Cost of sales	5,841.7	4,981.0	4,070.8
Gross profit (loss)	206.2	48.6	(117.8)
Selling, general and administrative	281.9	279.2	279.9
Restructuring cost	7.2	0.2	8.2
Research and development	45.4	50.4	53.3
Other operating expense	5.9	—	—
Operating loss	(134.2)	(281.2)	(459.2)
Interest expense and financing fee amortization	(318.7)	(244.1)	(242.6)
Other (expense) income, net	(140.4)	(14.1)	146.6
Loss before income taxes and equity in net (loss) income of affiliates	(593.3)	(539.4)	(555.2)
Income tax (provision) benefit	(22.5)	(5.2)	17.2
Loss before equity in net (loss) income of affiliates	(615.8)	(544.6)	(538.0)
Equity in net loss of affiliates	(0.3)	(1.6)	(2.8)
Net loss	$(616.1)	$(546.2)	$(540.8)
Less Noncontrolling interest in earnings of subsidiary	(0.1)	0.5	—
Net loss attributable to common shareholders	$(616.2)	$(545.7)	$(540.8)

(1)See “Twelve Months Ended December 31, 2023 as Compared to Twelve Months Ended December 31, 2022” for detailed discussion of operating data.
(2)See “Twelve Months Ended December 31, 2022 as Compared to Twelve Months Ended December 31, 2021” for detailed discussion of operating data.

Comparative shipset deliveries by model are as follows:

	Twelve Months Ended
Model	December 31, 2023	December 31, 2022	December 31, 2021
B737	356	281	162
B747	—	1	6
B767	33	31	34
B777	32	26	23
B787	36	20	37
Total Boeing	457	359	262
A220(1)	63	60	50
A320 Family	573	591	467
A330	35	27	20
A350	54	48	42
Total Airbus	725	726	579
Total Business/Regional Jets	236	212	181
Total	1,418	1,297	1,022

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

Net revenues by prime customer are as follows:

	Twelve Months Ended
Prime Customer	December 31, 2023	December 31, 2022	December 31, 2021
	($ in millions)
Boeing	$3,847.1	$3,008.9	$2,206.0
Airbus	1,144.6	1,098.2	945.6
Other	1,056.2	922.5	801.4
Total net revenues	$6,047.9	$5,029.6	$3,953.0

Changes in Estimates

During the twelve months ended December 31, 2023, we recognized unfavorable change in estimates of $320.9 million, including forward loss charges of $470.3 million and unfavorable cumulative catch-up adjustments of $56.2 million, partially offset by a reversal of forward loss charges of ($205.6) million on the B787 resulting from the execution of the Memorandum of Agreement signed on October 12, 2023 with Boeing (the “2023 MOA”), resulting in a net $264.7 million of forward loss charges in 2023. The forward loss charges were primarily driven by labor and production cost growth, higher supply chain costs, and schedule revisions on the A350 program and additional labor, the impact of the IAM agreement and supply chain cost growth on the B787 program, increased factory performance and supply chain costs on the B767, higher production, labor and supply chain costs on the A220 program, and production costs incurred including the impact of the IAM agreement on the Sikorsky CH-53K program. The forward losses on the Airbus A220 program includes net incremental losses for anticipated performance obligations beyond 2025 of $12.0 million in total. Unfavorable cumulative catch-up adjustments were primarily recognized on the B737 MAX and A320 programs. The Boeing B737 MAX program unfavorable cumulative catch-up adjustment reflects increased supply chain, raw material, factory performance and other costs on the program including the impact of the IAM union negotiations. The A320 program unfavorable cumulative catch-up adjustment was driven by production cost overruns experienced due to operational and supply chain disruptions, and foreign currency movements.

During the twelve months ended December 31, 2022, we recognized unfavorable changes in estimates of $278.0 million primarily driven by the impact of reduced production volumes on the B787 and A350 programs and the corresponding amount of fixed overhead absorption applied to lower deliveries, engineering analysis and estimated costs of rework on the B787 program, estimated quality improvement costs on the A350 program, and cost performance on the B767 program. During the twelve months ended December 31, 2021, we recognized unfavorable changes in estimates of $246.5 million primarily driven by the impact of reduced production volumes on the B787 and A350 programs and the corresponding amount of fixed overhead absorption applied to lower deliveries, engineering analysis and estimated costs of rework on the B787 program, estimated quality improvement costs on the A350 program, and cost performance on the B767 program.

During the twelve months ended December 31, 2021, we recognized unfavorable changes in estimates of $246.5 million primarily driven by the impact of reduced production volumes on the B787 and A350 programs and the corresponding amount of fixed overhead absorption applied to lower deliveries, engineering analysis and estimated costs of rework on the B787 program, estimated quality improvement costs on the A350 program, and cost performance on the B767 program.

Twelve Months Ended December 31, 2023 as Compared to Twelve Months Ended December 31, 2022

Net Revenues.  Net revenues for the twelve months ended December 31, 2023 were $6,047.9 million, an increase of $1,018.3 million, or 20.2%, compared with net revenues of $5,029.6 million, for the prior year. The increase in revenue was primarily driven by increased Commercial segment production on the B737 MAX program. The remaining increase was primarily due to greater Commercial segment revenues on B787, business jet and B777 programs, partially offset by a decrease in revenue on the B747 program, increased Defense Segment Boeing P-8 production and classified program revenue, and greater Aftermarket segment sales. Approximately 83% of the Company's net revenues in 2022 came from our two largest customers, Boeing and Airbus.

Deliveries to Boeing increased 98 shipsets to 457 shipsets during the twelve months ended December 31, 2023, compared to 359 shipsets delivered in the prior year. The increase was primarily driven by 75 more B737 MAX deliveries and higher deliveries on twin aisle programs, particularly the B787 program, which included 16 more deliveries. Deliveries to Airbus decreased to 725 shipsets during the twelve months ended December 31, 2023, compared to 726 shipsets delivered in the prior year. The decrease of 1 shipset was primarily driven by 18 fewer deliveries on the A320 program, offset by increased shipset deliveries on A220, A330, and A350 programs. Production deliveries of business/regional jet wing and wing components increased to 236 shipsets during the twelve months ended December 31, 2023, compared to 212 shipsets delivered in the prior year.

Gross Profit (Loss). Gross profit for the twelve months ended December 31, 2023 was $206.2 million, as compared to a gross profit of $48.6 million for the same period in the prior year, an increase in gross profit of $157.6 million. The increase in gross profit was primarily driven by Commercial segment results, which included gross profit on the increased B737 MAX production revenue and the favorable adjustments related to the 2023 MOA that included forward loss reversals of $205.6 million and material right obligation liability reversal of $154.6 million. The Commercial segment also includes greater gross profit on the increased B777 sales partially offset by greater forward loss charges on the A220 and A350 programs and margin deterioration on the A320 program. Decreased gross profit in the Defense segment was driven by the impact of forward loss charges recognized on the Sikorsky CH-53K and KC-64 Tanker programs, partially offset by increased profit recognized on the increased Boeing P-8 production revenue. Greater profit in our Aftermarket segment was driven by the increased sales. The variance in profit from the prior year period also includes the impact of higher excess capacity costs. In the twelve months ended December 31, 2023, we recognized $184.1 million of excess capacity production costs driven by production schedule changes on B737 MAX, A220 and A320 programs, $8.3 million related to the temporary production pause during the strike and related contract negotiation of employees represented by the International Association of Machinists and Aerospace Workers (“IAM”), and $7.2 million of restructuring costs, compared to prior year excess capacity cost of $157.3 million, the impact of the $29.1 million charge in relation to the suspension of activities related to customers in Russia, abnormal costs related to COVID-19 workforce adjustments of $9.6 million, and ($29.7) million of restructuring and other costs, including partial offset related to the recognition of the Aviation Manufacturing Jobs Protection Program award. In the twelve months ended December 31, 2023, we recognized $56.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the twelve months ended December 31, 2023, and $264.7 million of net forward loss charges. In the twelve months ended December 31, 2022, we recorded $27.7 million of unfavorable cumulative catch-up adjustments related to periods prior to the twelve months ended December 31, 2022, and $250.3 million of net forward loss charges.

SG&A and Research and Development.  SG&A expense was $2.7 million higher for the twelve months ended December 31, 2023, compared to the same period in the prior year, driven by increases in headcount, purchased services, incentives, and travel. Research and development expense for the twelve months ended December 31, 2023 was $5.0 million lower as compared to the same period in the prior year.

Restructuring Costs and Disposal of Assets. Restructuring costs were $7.0 million higher for the twelve months ended December 31, 2023, compared to the same period in the prior year. The variance is primarily driven by the results of the voluntary separation program activity in the current year.

Operating Loss.  Operating loss for the twelve months ended December 31, 2023 was $134.2 million, an improvement of $147.0 million, compared to operating loss of $281.2 million for the prior year. The decreased loss was primarily driven by the favorable adjustments resulting from the 2023 MOA partially offset by higher SG&A and restructuring expenses.
Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the twelve months ended December 31, 2023 increased by $74.6 million as compared to the prior year. Current year interest expense and financing fee amortization included $279.6 million of interest and fees paid or accrued in connection with long-term debt and $11.6 million in amortization of deferred financing costs and original issue discount compared to $209.5 million of interest and fees paid or accrued in connection with long-term debt and $7.4 million in amortization of deferred financing costs and original issue discount for the prior year. Additionally, a loss on extinguishment of debt of $17.3 million was recorded in the current year related to the extinguishment of the 2025 Notes as compared to a loss on extinguishment of debt of $7.2 million in the prior year related to the extinguishment of the prior credit agreement.

Other (Expense) Income, net.  Other expense for the twelve months ended December 31, 2023 was $140.4 million, compared to other expense of $14.1 million for the same period in the prior year. The $126.3 million increase in other expense primarily reflects net foreign exchange losses of $13.9 million in the current year, versus a gain of $21.6 million in the prior year, excise tax of $37.7 million in the current year related to a pension plan net assets reversion (see Note 17 Pension and Other Post-Retirement Benefits), as compared to $6.8 million of excise taxes in the prior year also related to a reversion, loss on sale of receivables of $52.4 million in the current year as compared to $23.4 million of loss in the prior year, and net pension related expense in the current year of $52.0 million versus net pension related expense of $30.2 million in the prior year. The respective pension income/expense values are separately driven by special accounting impacts related to pension plan termination activities that were respectively undertaken in each period. See also Note 17 Pension and Other Post-Retirement Benefits. To a lesser extent, the increase in other expense also reflects the effect of a gain in the prior year of $20.7 million on the settlement of the repayable investment agreement with BEIS (see Note 23. Other Income (Expense), Net).

Benefit (Provision) for Income Taxes. The income tax expense for the twelve months ended December 31, 2023, was $22.5 million compared to an expense of $5.2 million for the prior year. The 2023 effective tax rate was (3.8%) as compared to (1.0%) for 2022. The difference in the effective tax rate recorded for 2023 as compared to 2022 is due to tax expense previously stranded in OCI that was recognized in 2023 due to the termination of the pension.

Segments.  The following table shows segment revenues and operating income for the twelve months ended December 31, 2023, 2022, and 2021:

	Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	($ in millions)
Segment Revenues
Commercial	$4,885.0	$4,068.4	$3,128.1
Defense & Space	789.0	649.8	585.0
Aftermarket	373.9	311.4	239.9
	$6,047.9	$5,029.6	$3,953.0
Segment Operating (loss) income (1)
Commercial(2)	$66.0	$(82.9)	$(220.6)
Defense & Space(3)	44.7	72.8	44.3
Aftermarket(4)	82.4	58.5	50.3
	193.1	48.4	(126.0)
Corporate SG&A	(281.9)	(279.2)	(279.9)
Research and development	(45.4)	(50.4)	(53.3)
Total operating (loss) income	$(134.2)	$(281.2)	$(459.2)

(1)Inclusive of forward losses, changes in estimate on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2023, 2022, and 2021 are further detailed in Note 5, Changes in Estimates.
(2)The twelve months ended December 31, 2023 includes excess capacity costs of $177.3 million related to temporary B737 MAX, A320 and A220 production schedule changes, costs of $8.1 million related to temporary production pause, and $6.3 million of restructuring costs. The twelve months ended December 31, 2022 includes the impact of $24.7 million in relation to the suspension of activities in Russia, excess production capacity costs of $149.5 million related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $9.6 million for workforce adjustments as a result of COVID-19 production pause, net of a U.S. employee retention credit and U.K. government subsidies, $0.1 million of restructuring costs, and a net offset of $25.7 million related to AMJPP and other costs. The twelve months ended December 31, 2021 includes excess capacity production costs of $206.7 million related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $12.0 million for workforce adjustments as a result of COVID-19 production pause, net of U.S. employee retention credit and U.K. government subsidies, $6.8 million of restructuring costs, and a $35.9 million offset related to AMJPP.
(3)The twelve months ended December 31, 2023 includes excess capacity production costs of $6.8 million related to the temporary B737 production schedule changes, costs of $0.2 million related to temporary production pause, and $0.9 million of restructuring costs. The twelve months ended December 31, 2022 includes excess capacity production costs of $7.8 million, $0.0 million of restructuring costs, and a $2.3 million offset related to AMJPP. The twelve months ended December 31, 2021 includes excess capacity costs of $10.8 million related to the temporary B737 production schedule changes, $1.1 million of restructuring costs, and a $3.0 million offset related to AMJPP.
(4)The twelve months ended December 31, 2023 includes ($2.4) million of benefit related to the settlement of a contingent consideration obligation related to the Applied Aerodynamics acquisition. The twelve months ended December 31, 2022 includes the impact of $4.4 million in relation to the suspension of activities in Russia, $0.0 million of restructuring costs, and $1.9 million offset related to AMJPP. The twelve months ended December 31, 2021 includes $0.3 million of restructuring costs and a $2.2 million offset related to AMJPP.

The Commercial, Defense & Space, and Aftermarket segments represented approximately 81%, 13%, and 6%, respectively, of our net revenues for the twelve months ended December 31, 2023. The Commercial, Defense & Space, and Aftermarket segments represented approximately 81%, 13%, and 6%, respectively, of our net revenues for the twelve months ended December 31, 2022. The Commercial, Defense & Space, and Aftermarket segments represented approximately 79%, 15%, and 6%, respectively, of our net revenues for the twelve months ended December 31, 2021.

Commercial Segment. Commercial segment net revenues for the twelve months ended December 31, 2023 were $4,885.0 million, an increase of $816.6 million, or 20.1%, compared to the same period in the prior year. The increase in revenue was primarily due to increased production on the B737 MAX program in the current year period. Additionally, revenues benefited from the reversal of the previously recognized material right obligation associated with the B787 program as a result of the 2023 MOA. The remaining increase compared to prior year revenue included greater Commercial segment revenues on the B787, A320, business jet, B777 and A350 programs, partially offset by a decrease in revenue on the A220 and B747 programs. Commercial segment operating margins were 1% for the twelve months ended December 31, 2023, compared to (2%) for the same period in the prior year. The increase in margin, compared to the same period in the prior year, was driven by the reversal of $205.6 million of forward losses on the B787 as a result of the 2023 MOA as well as the incremental margin impact of the greater volume of B737 program sales, partially offset by higher excess capacity costs and the relative impact of greater forward losses on the A350 program, and margin deterioration on the A320, RB3070, and Bombardier business jet programs. The twelve months ended December 31, 2023 include excess capacity production costs of $177.3 million related to temporary B737 MAX, A320 and A220 production schedule changes, $8.1 million related to the temporary production pause, and $6.2 million related to restructuring costs. The twelve months ended December 31, 2022 include the impact of $24.7 million of a charge related to the suspension of activities in Russia. The twelve months ended December 31, 2022 include excess capacity production costs of $149.5 million related to temporary B737 MAX, A320 and A220 production schedule changes, $9.6 million of temporary workforce adjustment costs as a result of the COVID-19 pandemic net of a U.S. employee retention credit and U.K government subsidies, restructuring costs of $0.1 million, and a net partial offset of $25.6 million, including offset of costs related to partial recognition of the AMJPP grant, net of other costs. The year ended December 31, 2021 includes excess capacity production costs of $206.7 million related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $12.0 million for workforce adjustments as a result of COVID-19 production pause, net of a U.S. employee retention credit and U.K. government subsidies, $6.8 million of restructuring costs, and a $35.9 million offset to costs related to partial recognition of the AMJPP grant which was awarded in 2021. In 2023, the segment recorded unfavorable cumulative catch-up adjustments of $45.6 million and $234.0 million of net forward loss charges. The forward loss charges were primarily driven labor and production cost growth, higher supply chain costs, and schedule revisions on the A350 program and additional labor, the impact of the IAM agreement and supply chain cost growth on the B787 program, increased factory performance and supply chain costs on the B767, and higher production, labor and supply chain costs on the A220 program. Unfavorable cumulative catch-up adjustments were primarily recognized on the B737 MAX and A320 programs, reflective of increased supply chain, raw material, factory performance and other costs on the program including the impact of the IAM union negotiations on the Boeing B737 MAX program. The A320 program unfavorable cumulative catch-up adjustment was driven by production cost overruns experienced due to operational and supply chain disruptions, and foreign currency movements In comparison, during 2022, the segment recorded unfavorable cumulative catch-up adjustments of $30.1 million and $243.9 million of net forward loss charges primarily driven by the impact of reduced production volumes on the B787 and A350 programs and the corresponding amount of fixed overhead absorption applied to lower deliveries, engineering analysis and estimated costs of rework on the B787 program, estimated quality improvement costs on the A350 program, and cost performance on the B767 program.

Defense & Space Segment. Defense & Space segment net revenues for the twelve months ended December 31, 2023 were $789.0 million, an increase of $139.2 million, or 21.4%, compared to the same period in the prior year. The increase in revenue was primarily due to increased Boeing P-8 and KC-46 Tanker program production, increased classified program revenues, and increased CH-53K revenue. Defense & Space segment operating margins were 6% for the twelve months ended December 31, 2023, compared to 11% for the same period in the prior year. The decrease in margin was driven by the forward losses recorded on the CH-53K program, partially offset by higher profit margins on classified program revenues, and lower excess capacity costs. The twelve months ended December 31, 2023 include excess capacity production costs of $6.8 million related to the temporary B737 production schedule changes, $0.2 million related to the temporary production pause, and $1.0 million of restructuring charges. The year ended December 31, 2022 include excess capacity production costs of $7.8 million related to the temporary B737 production schedule changes and $2.3 million offset of costs related to AMJPP. In 2023, the segment recorded unfavorable cumulative catch-up adjustments of $10.6 million and $30.7 million of net forward loss charges. In comparison, during 2022, the segment recorded favorable cumulative catch-up adjustments of $2.4 million and $6.4 million of net forward loss charges.

Aftermarket Segment. Aftermarket segment net revenues for the twelve months ended December 31, 2023 were $373.9 million, an increase of $62.5 million, or 20.1%, compared to the same period in the prior year, reflecting greater spare part sales and increased maintenance, repair, and overhaul ("MRO") sales activity. Aftermarket segment operating margins were 22% for the twelve months ended December 31, 2023, compared to 19% for the same period in the prior year.

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

Gross Profit (Loss). Gross profit for the twelve months ended December 31, 2022 was $48.6 million, as compared to a gross loss of $117.8 million for the same period in the prior year, an increase in profit of $166.4 million. The increase in profit was primarily driven by Commercial segment results, which included profit on the increased B737 MAX production revenue and a lower forward loss charge on the B787 program. The Commercial segment also includes greater profit on the increased B777 sales partially offset by greater forward loss charges on the A350 program and margin deterioration on the A320, A220, and RB3070 programs. Increased gross profit in the Defense Segment was driven by the impact of a lower forward loss charge on the Bell V-280 OTA program, increased profit recognized on the CH53-K program, and profit recognized on the increased Boeing P-8 production revenue. Greater profit in our Aftermarket segment was driven by the increased sales. The variance in profit from the prior year period also includes the impact of the $29.1 million charge in relation to the suspension of activities related to customers in Russia, and the impact of lower excess capacity costs that were driven by increased production on the B737 MAX, A220 and A320 programs. In the twelve months ended December 31, 2022, we recognized $157.3 million of excess capacity production costs driven by production schedule changes on B737 MAX, A220 and A320 programs, $9.6 million of net workforce adjustments as a result of COVID-19, and ($29.7) million recognition of the Aviation Manufacturing Jobs Protection Program award which was awarded in the second half of 2021 and was amortized as a reduction to costs of sales through the applicable production period that included the first quarter of 2022, compared to prior year excess capacity cost of $217.5 million, abnormal costs related to COVID-19 workforce adjustments of $12.0 million, and ($32.9) million recognition of the Aviation Manufacturing Jobs Protection Program award. In the twelve months ended December 31, 2022, we recognized $27.7 million of unfavorable cumulative catch-up adjustments related to periods prior to the twelve months ended December 31, 2022, and $250.3 million of net forward loss charges. In the twelve months ended December 31, 2021, we recorded $5.0 million of unfavorable cumulative catch-up adjustments related to periods prior to the twelve months ended December 31, 2021, and $241.5 million of net forward loss charges.

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

Restructuring Costs and Disposal of Assets. Restructuring costs were $8.0 million lower for the twelve months ended December 31, 2022, compared to the same period in the prior year. The variance reflects higher cost-alignment and headcount reduction activity seen in the twelve months ended December 31, 2021.

Operating Loss.  Operating loss for the twelve months ended December 31, 2022 was $281.2 million, an improvement of $178.0 million, compared to operating loss of $459.2 million for the prior year. The decreased loss includes the impact of greater profit on sales, lower SG&A and R&D expenses, and reduced restructuring costs.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the twelve months ended December 31, 2022 increased by $1.5 million as compared to the prior year. Interest expense and financing fee amortization included $209.5 million of interest and fees paid or accrued in connection with long-term debt and $14.6 million in amortization of deferred financing costs and original issue discount during the twelve months ended December 31, 2022, compared to $197.4 million of interest and fees paid or accrued in connection with long-term debt and $8.9 million in amortization of deferred financing costs and original issue discount for the prior year. The increases to debt related interest expense noted above were partially offset by lower interest expense in 2022 on the repayable investment agreement with BEIS which was in place in 2021 but fully settled during the twelve months ended December 31, 2022 (see also Note 23 Other Income (Expense), Net).

Other (Expense) Income, net.  Other expense for the twelve months ended December 31, 2022 was $14.1 million, compared to other income of $146.6 million for the same period in the prior year. The $160.7 million decrease in other income primarily reflects net pension related expense during the twelve months ended December 31, 2022 of $30.2 million versus net pension related income of $150.1 million in the prior year period. The respective pension income/expense values are separately driven by special accounting impacts related to pension plan termination activities that were respectively undertaken in each period. See also Note 17 Pension and Other Post-Retirement Benefits. To a lesser extent, the decrease in other income also reflects a partially offsetting gain during the twelve months ended December 31, 2022 on the settlement of the repayable investment agreement with BEIS (see Note 23 Other Income (Expense), Net), relatively higher foreign currency gains during the twelve months ended December 31, 2022, and a gain related to the termination of a joint venture agreement during the twelve months ended December 31, 2022. Comparatively greater other losses in the twelve months ended December 31, 2022 were recognized related to settlement of hedged foreign currency exchange contracts (see Note 15 Derivative and Hedging Activities), increased excise tax related to a pension plan assets reversion during the twelve months ended December 31, 2022 (see Note 17 Pension and Other Post-Retirement Benefits), and increased loss on sale of receivables as compared to the prior year period (see Note 6 Accounts Receivable and Allowance for Credit Losses).

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

Commercial Segment. Commercial segment net revenues for the twelve months ended December 31, 2022 were $4,068.4 million, an increase of $940.3 million, or 30.1%, compared to the same period in the prior year. The increase in revenue was primarily due to increased production on the B737 MAX program during the twelve months ended December 31, 2022. The remaining increase to prior year revenue included greater Commercial segment revenues on the A220, A320, business jet, B777 and A350 programs, partially offset by a decrease in revenue on the B787 and B747 programs. Commercial segment operating margins were (2%) for the twelve months ended December 31, 2022, compared to (7%) for the same period in the prior year. The increase in margin, compared to the same period in the prior year, was driven by the incremental margin impact of the greater volume of B737 program sales, lower forward losses on the B787 production program, and lower excess capacity costs and restructuring costs, partially offset by the relative impact of greater forward losses on the A350 program, and margin deterioration on the A320, A220, RB3070, and Bombardier business jet programs. The twelve months ended December 31, 2022 include the impact of $24.7 million of the charge, mentioned above, in relation to the suspension of activities in Russia. The twelve months ended December 31, 2022 include excess capacity production costs of $149.5 million related to temporary B737 MAX, A320 and A220 production schedule changes, $9.6 million of temporary workforce adjustment costs as a result of the COVID-19 pandemic net of a U.S. employee retention credit and U.K government subsidies, restructuring costs of $0.1 million, and a net partial offset of $25.6 million, including offset of costs related to partial recognition of the AMJPP grant, net of other costs. The year ended December 31, 2021 includes excess capacity production costs of $206.7 million related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $12.0 million for workforce adjustments as a result of COVID-19 production pause, net of a U.S. employee retention credit and U.K. government subsidies, $6.8 million of restructuring costs, and a $35.9 million offset to costs related to partial recognition of the AMJPP grant which was awarded in 2021. In 2022, the segment recorded unfavorable cumulative catch-up adjustments of $30.1 million and $243.9 million of net forward loss charges. The forward loss charges were primarily driven by increased cost estimates for production rate decreases and build schedule changes, supply chain costs, costs of rework, and other costs on the B787 program, and additional labor, freight, and other cost requirements driven by parts shortages and production and quality issues, production schedule changes received from our customer, and increased non-recurring engineering and tooling costs on the A350 program. The forward loss charges also reflect anticipated production recovery costs related to the bankruptcy of a supplier and associated failure to deliver key parts on the A220 wing program, and, to a lesser extent, increased cost projections on the RB3070, B767, Bombardier Challenger 650, and a partial offset related to the release of a previously recorded forward loss provision that was impacted by the suspension of activities in Russia noted above. Unfavorable cumulative catch-up adjustments were primarily recognized on the B737 MAX and A320 programs, reflective of increased costs experienced and estimated for supply chain, raw material, and other costs on the Boeing B737 MAX program, driven by production schedule changes, parts shortages, and increased supply chain and other costs. The A320 program unfavorable cumulative catch-up adjustment was driven by production cost overruns experienced due to operational and supply chain disruptions, and estimates of the impact of production schedule changes, increased material costs, increased freight costs, and increased labor and overhead costs. In comparison, during 2021, the segment recorded unfavorable cumulative catch-up adjustments of $5.7 million and $227.3 million of net forward loss charges primarily driven by the impact of reduced production volumes on the B787 and A350 programs and the corresponding amount of fixed overhead absorption applied to lower deliveries, engineering analysis and estimated costs of rework on the B787 program, estimated quality improvement costs on the A350 program, and cost performance on the B767 program.

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

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal sources of liquidity are operating cash flows from continuing operations and borrowings to finance our business operations. Our operating cash flows from continuing operations have been adversely impacted by, among other things, the B737 MAX grounding, the COVID-19 pandemic, production rate changes for the B737 MAX program and other programs, the impact of inflation on labor and supply chain costs, supply chain disruptions, and labor shortages affecting our business. We expect those adverse impacts to continue for 2024 and beyond. For purposes of assessing our liquidity needs in this section, we have assumed that Boeing would not further reduce the B737 MAX production rate and that other customers generally would not further reduce their production rates. For risks that may affect that assumption, see Item 1A “Risk Factors.”

As of December 31, 2023, our debt balance was $4,083.5 million, including $64.8 million of debt classified as short-term. As of December 31, 2023, we had $823.5 million of cash and cash equivalents on our Consolidated Balance Sheet, which reflects an increase of $164.9 million from the cash and cash equivalents balance of $658.6 million as of December 31, 2022.

Based on current operating trends, we believe our cash on hand and cash flows generated from operations, together with other sources of liquidity and our ability to vary our cost structure, will provide sufficient liquidity for the next twelve months and for the foreseeable future beyond the next twelve months. Beyond the next twelve months, this belief assumes that we will be able to refinance our indebtedness at or prior to maturity with new borrowings or other sources of liquidity. Limitations on our ability to access the capital or credit markets, the cost impacts of additional production rate changes, difficulty with managing costs due to labor shortages, supply chain disruptions, inflation, claims related to quality, or other factors, or unfavorable terms or general reductions in liquidity, may adversely and materially impact our business, financial condition, and results of operations, and prevent us from being able to meet our obligations as they become due. There can be no assurance that we will be able to access the capital or credit markets or, if we do have such access, that it will be on favorable terms.

Further, we have experienced, and could continue to experience, significant fluctuations in our cash flows from period to period, particularly during the continued uncertainty in the timing of the aviation industry recovery and the current challenging macroeconomic environment. We use our cash for many activities, including operations, capital expenditures, debt service, and working capital. While we may be able to modify, defer or eliminate some of these uses to manage our cash consumption, other uses are relatively fixed and are difficult to modify in the short-term.

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

As a result of the modification and extinguishment of the Company's prior credit agreement, the Company recognized a loss on extinguishment of $7.2 million, recorded to the Interest expense and financing fee amortization line item for the twelve months ended December 31, 2022, on the Company's Consolidated Statement of Operations, of which $4.6 million is reflected within the Amortization of deferred financing fees line item in operating activities and $2.6 million is reflected within the Payment of debt extinguishment costs line item under financing activities on the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2022. As of December 31, 2023, the outstanding balance of the Amended Credit Agreement was $586.6 million and the carrying value was $571.0 million.

Exchangeable Notes

On November 13, 2023, Spirit entered into an Indenture (the “Exchangeable Notes Indenture”), by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee, in connection with Spirit’s issuance of $230.0 million aggregate principal amount of its 3.250% Exchangeable Senior Notes due 2028 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Exchangeable Senior Notes are senior, unsecured obligations of Spirit and are fully and unconditionally guaranteed on a senior, unsecured basis by the Guarantors.

The Exchangeable Senior Notes mature on November 1, 2028, unless earlier exchanged, redeemed or repurchased, and bear interest at a rate of 3.250% per year payable semiannually in cash in arrears on May 1 and November 1 of each year. The first interest payment date is May 1, 2024.

The Exchangeable Senior Notes will be exchangeable at an initial exchange rate of 34.3053 shares of Spirit Holdings’ Class A common stock per $1,000 principal amount of Exchangeable Senior Notes (equivalent to an initial exchange price of approximately $29.15 per share of Class A common stock). At the initial exchange rate, the Senior Notes would be convertible into 7,890,219 shares of Spirit Holdings’ Class A common stock. The initial exchange rate is subject to adjustment, as provided in the Exchangeable Notes Indenture. Upon exchange of the Exchangeable Senior Notes, Spirit will pay and/or deliver cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at Spirit’s election, in respect of its exchange obligations for the Exchangeable Senior Notes. Prior to the close of business on the business day immediately preceding August 1, 2028, the Exchangeable Senior Notes will be exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the Exchangeable Notes Indenture. On or after August 1, 2028, until the close of business on the business day immediately preceding the maturity date, the Exchangeable Senior Notes will be exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

Prior to November 6, 2026, Spirit may not redeem the Exchangeable Senior Notes. On or after November 6, 2026, Spirit may redeem for cash all or any portion (subject to certain limitations) of the Exchangeable Senior Notes, at its option, if the last reported sale price of the Spirit Holdings’ Class A common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which Spirit provides the notice of redemption, at a redemption price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No “sinking fund” is provided for the Exchangeable Senior Notes.

Subject to certain conditions and exceptions, holders of the Exchangeable Senior Notes will have the right to require Spirit to repurchase all or a portion of their Exchangeable Senior Notes upon the occurrence of a fundamental change such as stockholder approval of a plan or proposal for the liquidation or dissolution of the Company, or the delisting of Spirit’s stock (seethe Exchangeable Notes Indenture for a complete listing of events) at a repurchase price of 100% of their principal amount plus any accrued and unpaid interest. In connection with certain corporate events or if Spirit calls any Exchangeable Senior Notes for redemption, Spirit will, under certain circumstances, be required to increase the exchange rate for noteholders who elect to exchange their Exchangeable Senior Notes in connection with any such corporate event or exchange their Exchangeable Senior Notes called for redemption during the related redemption period.

With the exception of covenants restricting Spirit’s and the Guarantors’ ability to merge, consolidate or sell substantially all of their respective assets, the Indenture does not provide for restrictive covenants.

As of December 31, 2023, the outstanding balance of the Exchangeable Senior Notes was $230000000.0 million and the carrying value was $222.2 million.

Second Lien 2030 Notes

On November 21, 2023, Spirit entered into an Indenture (the “Second Lien 2030 Notes Indenture”), by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $1,200.0 million aggregate principal amount of its 9.75% Senior Secured Second Lien Notes due 2030 (the “Second Lien 2030 Notes”). The Second Lien 2030 Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions to non-U.S. persons pursuant to Regulation S under the Securities Act.

The Second Lien 2030 Notes mature on November 15, 2030 and bear interest at a rate of 9.75% per year payable semiannually in cash in arrears on May 15 and November 15 of each year. The first interest payment date is May 15, 2024. The Second Lien 2030 Notes are guaranteed by the Guarantors, and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of the Company, subject to certain customary exceptions. The Second Lien 2030 Notes are secured by a second-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The Second Lien 2030 Notes Indenture contains covenants that limit Spirit’s, the Company’s and the Company’s restricted subsidiaries’ ability, subject to certain exceptions and qualifications, to incur indebtedness secured by liens, enter into sale and leaseback transactions, make restricted payments and investments and enter into certain mergers or consolidations and transfer substantially all of the Company and its subsidiaries’ assets. These covenants are subject to a number of qualifications and limitations. In addition, the Second Lien 2030 Notes Indenture provides for customary events of default.

As of December 31, 2023, the outstanding balance of the Second Lien 2030 Notes was $1,200,000,000.0 million and the carrying value was $1,180.0 million.

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

The First Lien 2029 Notes Indenture contains covenants that limit Spirit’s, the Company’s and the Company’s restricted subsidiaries’ ability, subject to certain exceptions and qualifications, to incur indebtedness secured by liens, enter into sale and leaseback transactions, make restricted payments and investments and enter into certain mergers or consolidations and transfer substantially all of the Company and its subsidiaries’ assets. These covenants are subject to a number of qualifications and limitations. In addition, the First Lien 2029 Notes Indenture provides for customary events of default.

As of December 31, 2023, the outstanding balance of the First Lien 2029 Notes was $900.0 million and the carrying value was $888.4 million.

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

The First Lien 2025 Notes Indenture initially contained covenants that limit Spirit’s, the Company’s and the Company’s restricted subsidiaries’ ability, subject to certain exceptions and qualifications, to incur indebtedness secured by liens, enter into sale and leaseback transactions, make restricted payments and investments and enter into certain mergers or consolidations and transfer substantially all of the Company and its subsidiaries’ assets. These covenants were subject to a number of qualifications and limitations. In addition, the First Lien 2025 Indenture provides for customary events of default.

In the fourth quarter of 2022, Spirit purchased $479.2 million in aggregate principal amount of its outstanding First Lien 2025 Notes for cash pursuant to a tender offer (the “Tender Offer”). As of December 31, 2023, the outstanding balance of the First Lien 2025 Notes was $20.8 million and the carrying value was $20.8 million. In connection with the Tender Offer, Spirit received the requisite consents from holders of the 2025 First Lien Notes necessary to approve amendments to the 2025 First Lien Notes Indenture, to, among other things, eliminate certain of the restrictive covenants and events of default contained in the 2025 First Lien Notes Indenture (the “Majority Amendments”) and terminate the security interest and release the collateral under the 2025 First Lien Notes Indenture (the “Collateral Release Amendments”). Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A. entered into the First Supplemental Indenture, dated as of November 23, 2022, to the 2025 First Lien Notes Indenture, which effects (i) the Majority Amendments and (ii) the Collateral Release Amendments, in each case, as of November 23, 2022. As of December 31, 2023, the First Lien 2025 Notes are unsecured and the First Lien 2025 Notes Indenture no longer includes covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability to incur indebtedness secured by liens, enter into sale and leaseback transactions or make restricted payments and investments.

2026 Notes

In June 2016, the Company issued $300.0 million in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of December 31, 2023, the outstanding balance of the 2026 Notes was $300.0 million and the carrying value was $299.1 million. The Company and Spirit NC guarantee Spirit's obligations under the 2026 Notes on a senior secured basis.

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

On April 17, 2020, Spirit entered into a Third Supplemental Indenture (the “Third Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with the 2026 Notes. Under the Third Supplemental Indenture, the noteholders were granted security on an equal and ratable basis with the holders of the Second Lien 2025 Notes until the security in favor of the holders of the Second Lien 2025 Notes was released on November 21, 2023.

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

On November 21, 2023, Spirit entered into a Sixth Supplemental Indenture (the “Sixth Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with the 2026 Notes. Under the Sixth Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the holders of the Second Lien 2030 Notes.

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

The Second Lien 2025 Notes were guaranteed by the Guarantors and secured by a second-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

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

In the fourth quarter of 2023, Spirit purchased $1,108.2 million in aggregate principal amount of its outstanding Second Lien 2025 Notes for cash pursuant to a tender offer (the "2023 Tender Offer"). On November 21, 2023, Spirit notified The Bank of New York Mellon Trust Company, N.A., the trustee for the 2025 Second Lien Notes (the “2025 Trustee”), of its election to call for redemption on December 1, 2023 (the “Redemption Date”) all of the outstanding $91.8 million principal amount of the 2025 Second Lien Notes remaining after the settlement of the Tender Offer, and instructed the 2025 Trustee to provide notice of such redemption to the holders of the 2025 Second Lien Notes in accordance with the terms of the indenture governing the 2025 Second Lien Notes. The 2025 Second Lien Notes were redeemed at a redemption price equal to 100.780% of the principal amount thereof (which is equal to the price paid for the 2025 Second Lien Notes tendered in the 2023 Tender Offer), plus accrued and unpaid interest to, but not including, the Redemption Date.

As a result of the modification and extinguishment of the Second Lien 2025 Notes Indenture, the Company recognized a loss on extinguishment of $17.3 million, recorded to the Interest expense and financing fee amortization line item for the twelve months ended December 31, 2023, on the Company's Consolidated Statement of Operations, of which $5.5 million is reflected within the Amortization of deferred financing fees line item in operating activities and $11.8 million is reflected within the Payment of debt extinguishment costs line item under financing activities on the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2023. As of December 31, 2023, the outstanding balance of the Second Lien 2025 Notes was $0.0 and the carrying value was $0.0.

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

On February 24, 2021, Spirit redeemed the outstanding $300.0 million principal amount of the Floating Rate Notes. On November 23, 2022, Spirit redeemed the outstanding $300.0 million principal amount of the 2023 Notes. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $0.0, $0.0, and $700.0 million as of December 31, 2023, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $0.0, $0.0, and $696.6 million as of December 31, 2023, respectively.

The 2018 Indenture contains covenants that limit Spirit’s, the Company’s and certain of the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens and enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. In addition, the 2018 Indenture provides for customary events of default.

As of December 31, 2023, the Company was in compliance with all covenants contained in the indentures governing the First Lien 2029 Notes, First Lien 2025 Notes, Second Lien 2030 Notes, 2026 Notes, and the 2028 Notes.

For additional information on our outstanding debt, please see Note 16 to the Consolidated Financial Statements, Debt.

Common Stock Offering

On November 8, 2023, we entered into an underwriting agreement in connection with the registered public offering of 10,454,545 shares of our Class A common stock, including the underwriters’ option to purchase 1,363,636 additional shares of Class A common stock, at a price to the public of $22.00 per share of Class A common stock. On November 13, 2023, we issued and sold 10,454,545 shares of its Class A common stock pursuant to the Underwriting Agreement, which included the exercise in full of the underwriters’ option to purchase additional shares of Class A common stock. The net proceeds to us from the Common Stock Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $220.7 million.

Receivables Financing

We have agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third-party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with us, and they continue to allow us to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s, Airbus’s, and Rolls-Royce's financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing, Airbus, or Rolls-Royce due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues, which could have an adverse impact upon our operating results, financial condition and cash flows. For the twelve months ended December 31, 2023, $3,692.5 million of accounts receivable were sold via these arrangements. For additional information on the sale of receivables, please see Note 6 to the Consolidated Financial Statements, Accounts Receivable, net.

Supply Chain Financing Applicable to Suppliers

We have provided our suppliers with access to a supply chain financing program through facilities with third-party financing institutions. The program allows suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition. During the twelve months ended December 31, 2023, we increased capacity under our existing supply chain financing program in order to support increases to production. While our suppliers’ access to this supply chain financing program could be curtailed if our credit ratings are downgraded, we do not expect that changes in the availability of supply chain financing to our suppliers will have a significant impact on our liquidity.

The balance of payables to suppliers who elected to participate in the supply chain financing program included in our accounts payable balance as of December 31, 2023 was $155.6 million, an increase of $53.6 million over the balance as of December 31, 2022 of $102.0 million as we added an additional financing institution to provide more capacity during 2023. In the comparable prior year period, payables to suppliers who elected to participate in the supply chain financing program increased by $43.1 million over the twelve months ended December 31, 2021. The changes in each period primarily reflect purchases from suppliers related to production levels during the applicable period.

Credit Ratings

As of December 31, 2023, our corporate credit ratings were B by Standard & Poor’s Global Ratings (“S&P”), and B2 by Moody’s Investors Service, Inc. (“Moody’s”).
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

Derivatives and Hedging

The Company has entered into a series of currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling at our operations located in Belfast, Northern Ireland. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through September 2024. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain recognized in AOCI was $5.9 million for the twelve months ended December 31, 2023. As of December 31, 2023, the maximum term of the hedged forecasted transaction was 9 months. Within the next 12 months, the Company expects to recognize a gain of $3.0 million in earnings related to the foreign currency forward contracts.

Pension and Other Post-Retirement Benefit Obligations

Effective October 1, 2021, we spun off a portion of the existing PVP A, to a new plan called PVP B. As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At December 31, 2023, a pension reversion asset of $61.1 million is recorded on the Restricted plan assets line item on the Company’s Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over six years as they are distributed to employees under a qualified benefit program.

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

In the fourth quarter of 2023, the Company applied final settlement accounting to the PVP A. During 2023, the Company received excess plan asset reversion of $188.5 million of cash from PVP A. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the year ended December 31, 2023. Excise tax of $37.7 million related to the reversion of excess plan assets was separately recorded to the Other income (expense), net line item on the Consolidated Statements of Operations for the year ended December 31, 2023. See also Note 23 Other Income (Expense), Net to our condensed consolidated financial statements included in Item 8 of this Annual Report for more information. At December 31, 2023 and 2022, an excess pension plan asset reversion of $61.1 million and $71.1 million is recorded on the Restricted plan assets line item on the Company’s Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over six years as they are distributed to employees under a qualified benefit program.

Cash Flows

The following table provides a summary of our cash flows for the twelve months ended December 31, 2023, 2022, and 2021:

	For the Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	($ in millions)
Net loss	$(616.1)	$(546.2)	$(540.8)
Adjustments to reconcile net income	259.0	323.8	248.9
Changes in working capital	131.3	(172.2)	228.7
Net cash used in operating activities	(225.8)	(394.6)	(63.2)
Net cash used in investing activities	(147.8)	(155.5)	(163.8)
Net cash (used in) provided by financing activities	531.6	(261.0)	(163.5)
Effect of exchange rate change on cash and cash equivalents	9.5	(8.9)	(4.2)
Net decrease in cash, cash equivalents, and restricted cash for the period	167.5	(820.0)	(394.7)
Cash, cash equivalents, and restricted cash, beginning of period	678.4	1,498.4	1,893.1
Cash, cash equivalents, and restricted cash, end of period	$845.9	$678.4	$1,498.4

Twelve Months Ended December 31, 2023 as Compared to Twelve Months Ended December 31, 2022

Operating Activities

For the twelve months ended December 31, 2023, we had a net cash outflow of $225.8 million from operating activities, a decrease in net outflow of $168.8 million compared to a net cash outflow of $394.6 million for the prior year. The decrease in net cash outflow was driven primarily the receipt of pension asset reversion payments discussed in Note 17 Pension and Other Post-Retirement Benefits, an increase in advance payments and an increased deferred revenue, partially offset by an increase to working capital associated with increased production throughout the current year period. Operating activities also include the pension asset reversion to cash discussed in Note 17 Pension and Other Post-Retirement Benefits, $100 million in advances received from Airbus and $100.0 million received from Boeing in 2023 per the terms of the 2023 MOA for tooling and capital for certain planned and potential Boeing 737 and 787 program rate increases, as compared to the cash repayments of $123 million made in the prior year of the advance payment received from Boeing on the B737 program, and the interest payment associated with the settlement of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. See also Note 13 Advance Payments and Note 23 Other Income (Expense), Net.

Investing Activities

For the twelve months ended December 31, 2023, we had a net cash outflow of $147.8 million from investing activities, compared to a net cash outflow of $155.5 million for the prior year. This decrease in net outflow was primarily driven by cash outflows related to our prior year acquisition of T.E.A.M., Inc., while the current year had no equivalent outflows. This was partially offset by higher capital expenditures in the current year.

Financing Activities

For the twelve months ended December 31, 2023, we had a net cash inflow of $531.6 million for financing activities, an increase in inflows of $792.6 million as compared to a net cash outflow of $261.0 million for the same period in the prior year. The increased cash inflow was primarily driven by various financing transactions including the issuance of common stock which represented a cash inflow of $220.7 million, the incremental $300 million borrowed as part of the issuance of the Second Lien 2030 Notes over the extinguishment of the Second Lien 2025 Notes as compared to the issuance of $900 million of First Lien 2029 Notes in the prior year, and $222.2 million from the issuance of the Exchangeable Senior Notes. During the twelve months ended December 31, 2023, we paid dividends of $0.0 million to our stockholders of record, compared to dividends of $4.2 million paid in the same period in the prior year. There were no repurchases of Common Stock under our share repurchase program during either the twelve months ended December 31, 2023 or December 31, 2022.

Twelve Months Ended December 31, 2022 as Compared to Twelve Months Ended December 31, 2021

Operating Activities

For the twelve months ended December 31, 2022, we had a net cash outflow of $394.6 million from operating activities, an increase in net outflow of $331.4 million compared to a net cash outflow of $63.2 million for the prior year. The increase in net cash outflow was driven by an increase to working capital associated with increased production throughout the 2022 period, and the absence of a 2022 cash inflow related to a relatively large income tax refund received in the prior year period. These impacts were partially offset by cash inflows from comparatively greater earnings in the 2022 period, and the absence of a relatively large cash pension contribution in the prior year related to the Bombardier acquisition. Operating activities also include the pension asset reversion to cash discussed in Note 17 Pension and Other Post-Retirement Benefits, cash repayments of $123 million made in 2022 of the advance payment received from Boeing on the B737 program, and the interest payment associated with the settlement of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. See also Note 13 Advance Payments and Note 23 Other Income (Expense), Net.

Investing Activities

For the twelve months ended December 31, 2022, we had a net cash outflow of $155.5 million from investing activities, compared to a net cash outflow of $163.8 million for the prior year. This decrease in net outflow was primarily driven by lower capital expenditures, partially offset by cash outflows related to the 2022 period acquisition of T.E.A.M., Inc., which were greater than the outflows in the prior year period for our acquisition of Applied Aerodynamics.

Financing Activities

For the twelve months ended December 31, 2022, we had a net cash outflow of $261.0 million for financing activities, an increase in outflows of $97.5 million as compared to a net cash outflow of $163.5 million for the same period in the prior year. The increased cash outflow was primarily driven by the differences between borrowing activity in the two periods and the $289.5 million 2022 period principal repayment of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. In 2022, in addition to the repayment of the repayable investment agreement noted above, we had net cash inflows related to the issuance of our $900 million First Lien 2029 Notes, partially offset by net cash outflows related to partial redemption of our $500 million 2025 First Lien Notes and redemption of our $300 million 2023 Notes, including related fees. In the prior year, cash inflows from financing activities included the impact of an incremental term loan facility of $203 million and redemption of the $300 million aggregate principal amount of Senior Floating Rate Notes due 2021. During the twelve months ended December 31, 2022, we paid dividends of $4.2 million to our stockholders of record, compared to dividends of $4.3 million paid in the same period in the prior year. There were no repurchases of Common Stock under our share repurchase program during either the twelve months ended December 31, 2022 or December 31, 2021.

Future Cash Needs and Capital Spending

Impacts from, among other things, the B737 MAX grounding, the COVID-19 pandemic, production rate changes for the B737 MAX program and other programs, supply chain disruptions and quality issues, labor shortages and cost increases have significantly impacted our liquidity requirements and operations. Our primary future cash needs will consist of working capital, research and development, capital expenditures, debt service, integration activity, and potential merger and acquisition activity. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates, which we expect will happen as the aviation industry continues recovery through the current challenging macroeconomic environment; however, we cannot give any assurances that continued progress towards normalization to expected production rates will happen soon enough for us to fund our operations and meet our debt repayment obligations. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Historically, share repurchases and dividend payments have also been factors affecting our liquidity. As described below, our share repurchase program and quarterly dividend have been paused.

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

In addition to the impacts of the COVID-19 pandemic and resultant recovery period, our energy, freight, raw material and other costs have been impacted by, and may continue to be impacted by, Russia’s February 2022 invasion of Ukraine, the resultant sanctions and other measures imposed by the U.S. and other governments, and other related impacts, as well as the recent conflict in the Middle East, which have resulted in economic and political uncertainty and risks.

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

Apart from the COVID-19 pandemic, the B737 MAX grounding and its residual demand impacts created and continues to create significant liquidity challenges for the Company. Spirit delivered 356 B737 MAX shipsets in year ended December 31, 2023 compared to 606 B737 MAX shipsets delivered in the last full year period prior to the grounding, which was the year ended December 31, 2019. While we expect the production rate to increase in future periods, that expectation is subject to a number of risks that are described further in Item 1A. “Risk Factors” of this Annual Report.

If production levels are further reduced by our customers for any reason (including the COVID-19 pandemic, demand and quality challenges for the B737 MAX program, supply challenges caused by labor shortages, inflation or other supply chain disruptions, or otherwise) beyond current expectations or if we have difficulties in managing our cost structure to take into account changes in production schedules, our liquidity position may worsen if we are unable to procure additional financing, and our business, financial condition, results of operations and cash flows could be materially adversely impacted.

As of December 31, 2023, there was $925 million remaining in the Company’s Board-approved share repurchase program. Share repurchases are currently on hold. On November 3, 2022, the Company announced that the Board had suspended payments of dividends. The Board regularly evaluates the Company's capital allocation strategy and dividend policy. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all.

Foreign Operations

We engage in business in various non-U.S. markets. As of December 31, 2023, we have facilities in the U.K., France, Malaysia, and Morocco. We are also members of joint ventures in both Taiwan and the People’s Republic of China.

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

For the twelve months ended December 31, 2023, our net revenues from direct sales to non-U.S. customers were $1,380.8 million, or 23% of total net revenues for the same period. For the twelve months ended December 31, 2022, our net revenues from direct sales to non-U.S. customers were $1,215.1 million, or 24% of total net revenues for the same period. For the twelve months ended December 31, 2021, our net revenues from direct sales to non-U.S. customers were $1,130.8 million, or 29% of total net revenues for the same period.

Our foreign operations subject us to risks that are described further in Item 1A. “Risk Factors” of this Annual Report.

Information Regarding Guarantors of Spirit’s Notes Registered Under the Securities Act of 1933

Spirit’s 2026 Notes are guaranteed by Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”) and Spirit Holdings, and Spirit’s 2028 Notes are guaranteed by Spirit Holdings. None of Spirit’s notes are guaranteed by Spirit’s or Spirit Holdings' other domestic subsidiaries or any foreign subsidiaries (together, the “Non-Guarantor Subsidiaries”). Spirit Holdings consolidates each of Spirit and Spirit NC in its consolidated financial statements. Spirit and Spirit NC are both 100 percent-owned and controlled by Spirit Holdings. Spirit Holdings' guarantees of Spirit’s indebtedness are full and unconditional, except that the guarantees may be automatically released and relieved upon satisfaction of the requirements for legal defeasance or covenant defeasance under the applicable indenture being met. Spirit Holdings’ guarantees are also subject to a standard limitation which provides that the maximum amount guaranteed by the Company will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.

The guarantees of Spirit Holdings and Spirit NC with respect to Spirit’s 2026 Notes are made on a joint and several basis. The guarantee of Spirit NC is not full and unconditional because Spirit NC can be automatically released and relieved of its obligations under certain circumstances, including if it no longer guarantees Spirit’s Credit Agreement. Like Spirit Holdings’ guarantees, the guarantee of Spirit NC is subject to a standard limitation which provides that the maximum amount guaranteed by Spirit NC will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.

All of the existing guarantees by Spirit Holdings and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of Spirit Holdings and Spirit NC (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of December 31, 2023, indebtedness of our non-guarantor subsidiaries included $266.2 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $19.6 million of finance leases of our non-guarantor subsidiaries. Based on our understanding of Rule 3-10 of Regulation S-X (“Rule 3-10”), we believe that the Spirit Holdings' guarantees of Spirit’s indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for Spirit Holdings, Spirit and Spirit NC, which is a consolidated guarantor subsidiary, in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes information regarding the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented. The following tables include summarized financial information of Spirit, Holdings, and Spirit NC (together, the “obligor group”). Investments in and equity in the earnings of Spirit Holdings' Non-Guarantor Subsidiaries, which are not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis for Spirit and Spirit Holdings, and separately for Spirit NC, with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented in separate line items, if they are material. There are no non-controlling interest in any of the obligor group entities.

Summarized Statements of Income	Twelve Months Ended December 31, 2023
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$4,784.3	$—
Net Sales to Non-Guarantor Subsidiaries	15.1	39.1
Gross profit on sales to unrelated parties	385.4	—
Gross (loss) profit on sales to Non-Guarantor Subsidiaries	(12.9)	1.9
Loss from continuing operations	(343.7)	(4.5)
Net loss	$(343.7)	$(4.5)

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$657.2	$487.7	$—	$—
Receivables due from Non-Guarantor Subsidiaries	86.4	85.9	14.6	15.7
Receivables due from unrelated parties	287.2	242.7	0.2	0.6
Contract assets	469.4	449.8	—	—
Inventory, net	1,060.7	869.1	115.2	103.7
Other current assets	31.8	6.2	0.1	—
Total current assets	$2,592.7	$2,141.4	$130.1	$120.0
Loan receivable from Non-Guarantor Subsidiaries	266.2	355.2	—	—
Property, plant and equipment, net	1,425.4	1,503.1	179.5	205.2
Pension assets, net	61.1	249.2	—	—
Other non-current assets	291.6	314.7	4.9	5.2
Total non-current assets	$2,044.3	$2,422.2	$184.4	$210.4
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$118.9	$134.7	$5.4	$6.6
Accounts payable to unrelated parties	814.4	681.0	41.2	26.4
Accrued expenses	319.0	282.3	1.0	1.5
Current portion of long-term debt	52.7	67.6	1.0	1.1
Other current liabilities	406.8	328.7	0.6	0.5
Total current liabilities	$1,711.8	$1,494.3	$49.2	$36.1
Long-term debt	4,006.8	3,778.5	3.4	4.4
Contract liabilities, long-term	161.3	245.3	—	—
Forward loss provision, long-term	76.1	215.4	—	—
Other non-current liabilities	573.4	478.0	4.2	4.7
Total non-current liabilities	$4,817.6	$4,717.2	$7.6	$9.1

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

Accounts receivable includes amounts billed and currently due from customers. Contract assets include amounts due from customers for performance obligations that have been satisfied but for which amounts have not been billed. These amounts include particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending dispute resolution. For the twelve months ended December 31, 2023, approximately 64% of our net revenues were from sales to Boeing. We monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. For the twelve months ended December 31, 2023, our estimated credit losses were not material. See Note 6 to our Consolidated Financial Statements, Accounts Receivable, net, for more information on the provision for estimated credit losses. While we cannot guarantee that we will continue to experience the same credit loss rates in the future, such credit losses have historically not been material. For this reason, we believe that our exposure to this credit risk is not material.

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

Commodity Price and Availability Risks

In our business we use various raw materials, including aluminum, titanium, steel, and composites, all of which can experience price fluctuations depending on market conditions. Substantial price increases have in the past and may again in the future reduce our profitability. Although our supply agreements with our customers allow us to pass on certain abnormal increases in component and raw material costs in limited situations, we may not be fully compensated for such increased costs. To mitigate these risks, we use our strategic sourcing initiatives, and are parties to collective raw material sourcing contracts arranged through certain customers that allow us to obtain raw materials at pre-negotiated rates and help insulate us from market volatility across the industry for certain specialized metallic and composite raw materials used in the aerospace industry. In addition, we also have long-term supply agreements with a number of our major parts suppliers. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk, although we continue to review a full range of business options focused on strategic risk management for all raw material commodities. We do not expect our exposure to commodity price and availability risks to be material.

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

Interest Rate Risks

As of December 31, 2023, under our Amended Credit Agreement, we had $586.6 million of variable rate term loan debt outstanding consisting of term loans bearing interest that varies with the Term Secured Overnight Financing Rate ("Term SOFR"). Interest rate changes will generally impact our future earnings and cash flows, assuming other factors are held constant.

Foreign Exchange Risks

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. The functional currency for our Prestwick, Scotland and Subang, Malaysia operations is the British pound sterling. The functional currency for our operations located in Belfast, Northern Ireland, and Casablanca, Morocco is the U.S. Dollar. While sales and procurement costs from these sites are largely denominated in their respective functional currencies, there are also sales and procurement costs denominated in currencies outside of the respective functional currencies, mostly U.S. dollars, British pound sterling, Euros, Malaysian Ringgit, and Moroccan Dirham. Movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our profitability and cash flows. We do not believe that this risk to profitability and cash flows is material for our Prestwick, Scotland and Subang, Malaysia operations, as the impact of fluctuations within sales and expenses are generally expected to be offsetting. The Company has an incremental hedging program in place to minimize the effect of the exchange rate fluctuations noted above for our operations located in Belfast, Northern Ireland. The Company entered into a series of foreign currency forward contracts, each designated as a cash flow hedge, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling. As of December 31, 2023, the maximum term of the hedged forecasted transaction was 9 months. These foreign currency forward contracts are sensitive to changes in exchange rates between the U.S. Dollar and the British pound sterling. At December 31, 2023, a 10% increase or decrease in the exchange rate in our portfolio of foreign currency contracts would have increased or decreased our unrealized losses by $17.2 million. We generally expect that such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. Accordingly, we do not believe that these forward currency contracts and the offsetting underlying commitments create material market risk.
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

In accordance with FASB authoritative guidance, the intercompany revolving credit facility, denominated in U.S. dollars, with our Prestwick subsidiary, whose functional currency is the British pound sterling, is exposed to fluctuations in foreign exchange rates. There is similarly intercompany revolving credit facilities, denominated in U.S. dollars, between our Prestwick subsidiary, whose functional currency is the British pound sterling, and our subsidiaries in Belfast and Morocco, whose functional currency is the U.S. dollar. The fluctuation in rates on these intercompany revolving credit facilities for 2023 resulted in a net gain of $3.0 million reflected in other income/expense on the Consolidated Statements of Operations. As of December 31, 2023, a 10% increase or decrease in the exchange rate applicable to the intercompany revolving credit facilities would have increased or decreased our pre-tax earnings by $51.0 million.

Item 8.    Financial Statements and Supplementary Data

SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the twelve months ended December 31, 2023, December 31, 2022, and December 31, 2021
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	70
Consolidated Statements of Operations	72
Consolidated Statements of Comprehensive Income	73
Consolidated Balance Sheets	74
Consolidated Statements of Changes in Stockholders' Equity	75
Consolidated Statements of Cash Flows	76
Notes to Consolidated Financial Statements	78

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit AeroSystems Holdings, Inc. (the Company) as of December 31, 2023, and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

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
As more fully described in Note 3 of the consolidated financial statements, significant estimates and assumptions are made to account for the revenue and profit earned through the satisfaction of performance obligations from long-term supply agreements. For performance obligations that are satisfied over time, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. During 2023, revenue from over time contracts accounted for approximately $4,368.7 million of the Company’s $6,047.9 million revenues. For loss contracts, the Company establishes forward loss reserves for total estimated costs that are in excess of total estimated consideration.

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

We also performed audit procedures that included, among others, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in management's estimate-at-completion analysis. Specifically, for estimates related to program costs and revenues, we (1) inspected contracts and related modifications with the Company’s customers and significant suppliers, (2) compared actual costs to costs estimated at completion, (3) inquired of contract management, program management and supplier management to evaluate the basis of assumptions used in the estimate at completion and to assess whether all contracts were provided for accounting analysis, and (4) inspected source documentation for customer and supplier claims. Finally, we involved EY specialists to perform an independent estimate-at-completion for certain programs and performed sensitivity analyses to determine the effect of changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Wichita, Kansas

February 22, 2024

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	($ in millions, except per share data)
Net revenues	$6,047.9	$5,029.6	$3,953.0
Operating costs and expenses
Cost of sales	5,841.7	4,981.0	4,070.8
Selling, general and administrative	281.9	279.2	279.9
Restructuring costs	7.2	0.2	8.2
Research and development	45.4	50.4	53.3
Other operating expense	5.9	—	—
Total operating costs and expenses	6,182.1	5,310.8	4,412.2
Operating loss	(134.2)	(281.2)	(459.2)
Interest expense and financing fee amortization	(318.7)	(244.1)	(242.6)
Other (expense) income, net	(140.4)	(14.1)	146.6
Loss before income taxes and equity in net loss of affiliates	(593.3)	(539.4)	(555.2)
Income tax (provision) benefit	(22.5)	(5.2)	17.2
Loss before equity in net loss of affiliates	(615.8)	(544.6)	(538.0)
Equity in net loss of affiliates	(0.3)	(1.6)	(2.8)
Net loss	$(616.1)	$(546.2)	$(540.8)
Less Noncontrolling interest in earnings of subsidiary	(0.1)	0.5	—
Net loss attributable to common shareholders	$(616.2)	$(545.7)	$(540.8)

Loss per share
Basic	$(5.78)	$(5.21)	$(5.19)
Diluted	$(5.78)	$(5.21)	$(5.19)
Dividends declared per common share	$0.00	$0.03	$0.04

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	For the Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	($ in millions)
Net loss	$(616.1)	$(546.2)	$(540.8)
Other comprehensive (loss) income, net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $7.6, $35.3, and ($15.1), respectively	70.8	(121.4)	136.3
Unrealized foreign exchange gain (loss) income on intercompany loan, net of tax effect of $(1.0), $1.8, and $0.2, respectively	1.8	(4.4)	(0.4)
Unrealized gain (loss) on cash flow hedges, net of tax effect of ($0.7), ($4.6) and $0.0, respectively	9.8	(23.7)	(2.0)
Reclassification of (gain) loss on cash flow hedges to earnings, net of tax effect of $0.0, $0.0, and ($0.3), respectively	(0.5)	18.7	0.8
Foreign currency translation adjustments	32.4	(49.4)	(4.3)
Total other comprehensive income (loss), net of tax	$114.3	$(180.2)	$130.4
Less comprehensive (loss) income attributable to Noncontrolling interest	(0.1)	0.5	—
Total comprehensive loss	$(501.9)	$(725.9)	$(410.4)

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
	($ in millions)
Assets
Cash and cash equivalents	$823.5	$658.6
Restricted cash	0.1	0.2
Accounts receivable, net	585.5	489.5
Contract assets, short-term	522.9	501.0
Inventory, net	1,767.3	1,470.7
Other current assets	52.5	38.3
Total current assets	3,751.8	3,158.3
Property, plant and equipment, net	2,084.2	2,205.9
Right of use assets	92.1	94.3
Contract assets, long-term	—	1.2
Pension assets	33.5	196.9
Restricted plan assets	61.1	71.1
Deferred income taxes	0.1	4.8
Goodwill	631.2	630.5
Intangible assets, net	196.2	211.4
Other assets	99.9	91.8
Total assets	$6,950.1	$6,666.2
Liabilities
Accounts payable	$1,106.8	$919.8
Accrued expenses	420.1	411.7
Profit sharing	15.7	40.5
Current portion of long-term debt	64.8	53.7
Operating lease liabilities, short-term	9.1	8.3
Advance payments, short-term	38.3	24.9
Contract liabilities, short-term	192.6	111.1
Forward loss provision, short-term	256.6	305.9
Deferred revenue and other deferred credits, short-term	49.6	21.7
Other current liabilities	44.7	54.9
Total current liabilities	2,198.3	1,952.5
Long-term debt	4,018.7	3,814.9
Operating lease liabilities, long-term	84.3	85.4
Advance payments, long-term	301.9	199.9
Pension/OPEB obligation	30.3	25.2
Contract liabilities, long-term	161.3	245.3
Forward loss provision, long-term	224.1	369.2
Deferred revenue and other deferred credits, long-term	76.7	49.0
Deferred grant income liability — non-current	25.8	25.7
Deferred income taxes	9.1	1.3
Other non-current liabilities	315.5	141.6
Stockholders’ Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 116,054,291 and 105,252,421 shares issued and outstanding, respectively	1.2	1.1
Additional paid-in capital	1,429.1	1,179.5
Accumulated other comprehensive loss	(89.6)	(203.9)
Retained earnings	616.3	1,232.5
Treasury stock, at cost (41,587,480 and 41,587,480 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders' equity	(499.7)	(247.5)
Noncontrolling interest	3.8	3.7
Total equity	(495.9)	(243.8)
Total liabilities and equity	$6,950.1	$6,666.2
 See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

	Shares	Amount
	($ in millions, except share data)
Balance — December 31, 2020	105,542,162	$1.1	$1,139.8	$(2,456.7)	$(154.1)	$2,326.4	$0.5	$857.0
Net loss	—	—	—	—	—	(540.8)	—	(540.8)
Dividends declared	—	—	—	—	—	(4.3)	—	(4.3)
Employee equity awards	59,538	—	25.8	—	—	—	—	25.8
Stock forfeitures	(523,551)	—	(17.1)	—	—	—	—	(17.1)
Net shares settled	(116,025)	—	(5.2)	—	—	—	—	(5.2)
ESPP shares issued	66,523	—	2.9	—	—	—	—	2.9
SERP shares issued	9,198	—	—	—	—	—	—	—
Other	—	—	—	—	—	0.1	—	0.1
Other comprehensive income	—	—	—	—	130.4	—	—	130.4
Balance — December 31, 2021	105,037,845	$1.1	$1,146.2	$(2,456.7)	$(23.7)	$1,781.4	$0.5	$448.8
Net loss	—	—	—	—	—	(545.7)	—	(545.7)
Dividends declared	—	—	—	—	—	(3.2)	—	(3.2)
Employee equity awards	338,243	—	36.6	—	—	—	—	36.6
Stock forfeitures	(95,262)	—	—	—	—	—	—	—
Net shares settled	(163,126)	—	(7.2)	—	—	—	—	(7.2)
ESPP shares issued	134,721	—	3.9	—	—	—	—	3.9
Other	—	—	—	—	—	—	3.2	3.2
Other comprehensive loss	—	—	—	—	(180.2)	—	—	(180.2)
Balance — December 31, 2022	105,252,421	$1.1	$1,179.5	$(2,456.7)	$(203.9)	$1,232.5	$3.7	$(243.8)
Net loss	—	—	—	—	—	(616.2)	—	(616.2)
Issuance of common stock, net	10,454,545	0.1	220.6	—	—	—	—	220.7
Stock-based compensation - ESPP	—	—	2.5		—	—	—	2.5
Employee equity awards	416,956	—	26.8	—	—	—	—	26.8
Stock forfeitures	(231,022)	—	—	—	—	—	—	—
Net shares settled	(199,809)	—	(6.6)	—	—	—	—	(6.6)
ESPP shares issued	345,177	—	6.3	—	—	—	—	6.3
SERP shares issued	16,023	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	0.1	0.1
Other comprehensive income	—	—	—	—	114.3	—	—	114.3
Balance — December 31, 2023	116,054,291	$1.2	$1,429.1	$(2,456.7)	$(89.6)	$616.3	$3.8	$(495.9)

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	($ in millions)
Operating activities
Net loss	$(616.1)	$(546.2)	$(540.8)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	315.6	337.1	327.6
Amortization of deferred financing fees	12.6	11.9	15.1
Accretion of customer supply agreement	2.6	2.2	3.5
Employee stock compensation expense	29.2	36.6	25.8
(Gain) loss from derivative instruments	(0.5)	17.1	(0.1)
Loss (gain) from foreign currency transactions	7.5	(18.9)	(4.4)
Loss on extinguishment of debt	11.8	2.6	—
Loss on disposition of assets	6.9	1.1	4.1
Deferred taxes	18.1	8.5	(4.5)
Pension and other post-retirement plans expense (income)	55.1	37.1	(109.1)
Grant liability amortization	(1.1)	(1.5)	(1.5)
Equity in net loss of affiliates	0.3	1.6	2.8
Forward loss provision	(194.9)	(89.7)	(10.4)
Gain on settlement of financial instrument	(1.8)	(21.9)	—
Change in fair value of acquisition consideration and settlement	(2.4)	—	—
Changes in assets and liabilities
Accounts receivable, net	(96.6)	(39.4)	51.5
Inventory, net	(295.1)	(118.2)	30.9
Contract assets	(18.0)	(63.9)	(70.9)
Accounts payable and accrued liabilities	213.8	220.7	160.2
Profit sharing/deferred compensation	(25.0)	(22.5)	6.2
Advance payments	114.1	(133.2)	2.7
Income taxes receivable/payable	(3.4)	9.5	302.4
Contract liabilities	(3.0)	(30.4)	(82.4)
Pension plans employer contributions	186.6	19.5	(173.8)
Deferred revenue and other deferred credits	53.6	(14.4)	14.2
Other	4.3	0.1	(12.3)
Net cash used in operating activities	(225.8)	(394.6)	(63.2)
Investing activities
Purchase of property, plant and equipment	(148.0)	(121.6)	(150.6)
Acquisition, net of cash acquired	—	(31.3)	(21.1)
Other	0.2	(2.6)	7.9
Net cash used in investing activities	(147.8)	(155.5)	(163.8)
Financing activities
Proceeds from issuance of debt	242.7	—	600.0
Proceeds from revolving credit facility	5.4	—	—
Proceeds from issuance of long term bonds	1,200.0	900.0	—
Proceeds from issuance of common stock, net	220.7	—	—
Customer financing	180.0	—	(10.0)
Principal payments of debt	(64.1)	(47.6)	(42.1)
Payments on term loan	(5.9)	(6.0)	(401.5)
Payments on revolving credit facility	(0.6)	—	—
Payments on bonds	(1,200.0)	(779.2)	(300.0)
Payment of acquisition consideration	(6.0)	—	—
Payment of debt extinguishment costs	(11.8)	(2.6)	—
Taxes paid related to net share settlement awards	(6.6)	(7.2)	(5.2)
Proceeds from issuance of ESPP stock	6.3	3.9	3.0
Debt issuance and financing costs	(28.5)	(32.3)	(3.4)
Dividends paid	—	(4.2)	(4.3)
Proceeds from noncontrolling interest	—	3.7	—
Payment of principal- settlement of financial instrument	—	(289.5)	—
Net cash (used in) provided by financing activities	531.6	(261.0)	(163.5)
Effect of exchange rate changes on cash and cash equivalents	9.5	(8.9)	(4.2)
Net decrease in cash, cash equivalents, and restricted cash for the period	167.5	(820.0)	(394.7)
Cash, cash equivalents, and restricted cash, beginning of period	678.4	1,498.4	1,893.1
Cash, cash equivalents, and restricted cash, end of period	$845.9	$678.4	$1,498.4

Supplemental cash flow information	For the Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	($ in millions)
Interest paid	$285.3	$222.5	$198.4
Income taxes paid (refunded)	$2.8	$(15.2)	$(314.4)
Property acquired through finance leases	$31.7	$49.6	$32.1

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:	For the Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	($ in millions)
Cash and cash equivalents, beginning of the period	$658.6	$1,478.6	$1,873.3
Restricted cash, short-term, beginning of the period	0.2	$0.3	0.3
Restricted cash, long-term, beginning of the period	19.6	$19.5	19.5
Cash, cash equivalents, and restricted cash, beginning of the period	$678.4	$1,498.4	$1,893.1

Cash and cash equivalents, end of the period	$823.5	$658.6	$1,478.6
Restricted cash, short-term, end of the period	0.1	0.2	0.3
Restricted cash, long-term, end of the period	22.3	19.6	19.5
Cash, cash equivalents, and restricted cash, end of the period	$845.9	$678.4	$1,498.4

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

During the periods beginning in 2020, and continuing through the present as the aircraft industry continues to recover, the Company's operating cash flows from continuing operations have been adversely impacted by, among other things, the B737 MAX grounding, the COVID-19 pandemic, production rate changes for the B737 MAX program and other programs, supply chain disruptions, the impact of global inflationary pressures on costs, increased interest expense, and labor shortages and related cost increases affecting its business. As a result, the Company took steps throughout the period to reduce costs and raise additional debt. As of December 31, 2023, the Company had a debt balance of approximately $4,083.5, more than 50% was secured debt, and a cash balance of $823.5. The Company anticipates that it will have sufficient liquidity to meet operating and financing needs for at least the next 12 months.

2.  Adoption of Accounting Standards

Adoption of ASU 2022-04

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

The Company has three agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to a third-party financial institution. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and continue to allow the Company to monetize the receivables prior to the payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
derecognized from the Company's balance sheet. For additional information on the sale of receivables see Note 6, Accounts Receivable, net.

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

This assessment is completed on a taxing jurisdiction and entity filing basis. Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S. and U.K., management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets at December 31, 2020. This determination was made as the Company entered into a U.S. cumulative loss position during the first half of 2021, as prior period positive earnings fell outside of the three-year measurement period. Additionally, entities of the U.K. operations are in cumulative loss positions after the inclusion of 2023, 2022, and 2021 losses. Once a company anticipates or enters a cumulative three-year loss position, there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. Changes in the Company's estimates and judgments regarding realization of deferred tax assets may result in an increase or decrease to tax expense and/or other comprehensive income, which would be recorded in the period in which the change occurs.

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

For agreements where the government is funding (or partially funding) capital, the associated fixed assets generally remain on the Property, plant and equipment, net line item on the Company’s Consolidated Balance Sheet at full cost, with deferred grant income separately recorded as a liability on the Company’s Consolidated Balance Sheet for the amounts funded. The liability is amortized each period to offset the related costs for which the grant was intended to compensate on a systematic basis (e.g. over the depreciable lives of the capital investments). The amount of deferred grant income within the Deferred grant income liability — non-current line item on the Company’s Consolidated Balance Sheet as of December 31, 2023 related to these types of capital projects was $18.6. The amount of deferred grant income within the Other non-current liabilities line item on the Company’s Consolidated Balance Sheet as of December 31, 2023 related to these types of capital projects was $8.0. The amount of deferred grant income within the Property, plant and equipment, net line item on the Company’s Consolidated Balance Sheet as of December 31, 2023 related to these types of capital projects was $13.1. The amount of deferred grant income amortized as a reduction to the Cost of sales line item on the Consolidated Statements of Operations for the twelve months ended December 31, 2023 was $2.5. These agreements generally have recapture provisions related to the Company achieving a certain level of capital investment on the project.

In instances where the government is funding (or partially funding) business development other than capital projects, recognition is based on the specific terms associated with the various grants, generally resulting in the government funding being recognized as a reduction to related expenses in the period which received, or the government funding being recorded as

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
deferred grant income within the liabilities on the Company’s Consolidated Balance Sheet. The amount of deferred grant income within the Deferred grant income liability — non-current line item on the Company’s Consolidated Balance Sheet as of December 31, 2023 related to these types of business development projects was $7.2. These liabilities are amortized over a period for which performance criteria provisions are included. Performance criteria provisions are generally related to achieving and/or maintaining a specific level of employment for the project. These agreements generally have recapture provisions related to the Company achieving the specified performance provisions on the project. As the performance criteria are met, or in instances where there are no performance criteria or applicable recapture provisions, the government funding is recognized as a reduction to related expenses. The amount of government assistance recognized as a reduction to the Cost of sales line item on the Consolidated Statements of Operations for the twelve months ended December 31, 2023 was $1.4, the amount recognized as a reduction to the Selling, general and administrative line item was $0.5.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. ASU No. 2023-07 is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, including in an interim period. The Company will continue evaluating the potential impact of adopting this guidance.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 is effective on a prospective basis (retrospective application is also permitted) for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

Changes in estimates are summarized below:

Changes in Estimates	December 31, 2023	December 31, 2022	December 31, 2021
(Unfavorable) Favorable Cumulative Catch-up Adjustments by Segment
Commercial	$(45.6)	$(30.1)	$(5.7)
Defense & Space	(10.6)	2.4	0.7
Aftermarket	—	—	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(56.2)	$(27.7)	$(5.0)

(Forward Loss) and Changes in Estimates on Loss Programs by Segment
Commercial	$(234.0)	$(243.9)	$(227.3)
Defense & Space	(30.7)	(6.4)	(14.2)
Aftermarket	—	—	—
Total (Forward Loss) and Change in Estimate on Loss Program	$(264.7)	$(250.3)	$(241.5)

Total Change in Estimate	$(320.9)	$(278.0)	$(246.5)
EPS Impact (diluted per share based on statutory tax rate)	$(3.12)	$(2.68)	$(2.29)

2023 Changes in Estimates

During the twelve months ended December 31, 2023, the Company recognized unfavorable change in estimates of $320.9, including forward loss charges of $470.3 and unfavorable cumulative catch-up adjustments of $56.2, partially offset by a reversal of forward loss charges of ($205.6) on the B787 resulting from the execution of the 2023 MOA, resulting in a net $264.7 of forward loss charges in 2023. The forward loss charges were primarily driven by labor and production cost growth, higher supply chain costs, and schedule revisions on the A350 program and additional labor, the impact of the IAM agreement and supply chain cost growth on the B787 program, increased factory performance and supply chain costs on the B767, higher production, labor and supply chain costs on the A220 program, and production costs incurred including the impact of the IAM agreement on the Sikorsky CH-53K program. The forward losses on the Airbus A220 program include net incremental losses for anticipated performance obligations beyond 2025 of $12.0 in total.

Unfavorable cumulative catch-up adjustments of $56.2 were primarily recognized on the B737 MAX and A320 programs, reflective of increased supply chain, raw material, factory performance and other costs on the program including the impact of the IAM union negotiations on the B737 MAX program. The A320 program unfavorable cumulative catch-up adjustment was driven by production cost overruns experienced due to operational and supply chain disruptions, and foreign currency movements.

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

Accounts receivable, net consists of the following:

	December 31, 2023	December 31, 2022
Trade receivables	$555.8	$477.9
Other	42.0	19.7
Less: allowance for credit losses	(12.3)	(8.1)
Accounts receivable, net	$585.5	$489.5

The Company has agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus Group SE and its affiliates (collectively, “Airbus”), and Rolls-Royce PLC and its affiliates (collectively, “Rolls-Royce”) to third-party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company's ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s financial condition. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being derecognized from the Company's balance sheet. For the twelve months ended December 31, 2023, $3,692.5 of accounts receivable have been sold via this arrangement. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables is $52.4 for the year ended December 31, 2023 and is included in Other (expense) income. See Note 23, Other Income (Expense), net.

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

The changes to the allowance for credit losses and related credit loss expense reported for the twelve months ended December 31, 2023 were solely based on the results of the CECL model. During the twelve months ended December 31, 2023 there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

7.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those for which performance obligations have been fully satisfied and billing is expected within 12 months of contract origination and contract assets, long-term are fully satisfied obligations that are expected to be billed in more than 12 months. No impairments to contract assets were recorded for the twelve months ended December 31, 2023 or December 31, 2022. See also Note 6, Accounts Receivable, net.

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

	December 31, 2023	December 31, 2022	Change
Contract assets	$522.9	$502.2	$20.7
Contract liabilities	(353.9)	(356.4)	2.5
Net contract assets (liabilities)	$169.0	$145.8	$23.2

For the period ended December 31, 2023, the increase in contract assets reflects the net impact of additional revenue recognized in excess of billed revenues during the period. The decrease in contract liabilities reflects the net decrease of deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $189.4 of revenue that

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
was included in the contract liability balance at the beginning of the period including the reversal of a previously recognized material right obligation related to the 2023 MOA of $154.6. These decreases to the liabilities were primarily offset by increases in contract liabilities from capital and tooling amounts received in 2023.

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

The following table disaggregates revenues by the method of performance obligation satisfaction:

	For the Twelve Months Ended
Revenue	December 31, 2023	December 31, 2022
Contracts with performance obligations satisfied over time	$4,368.7	$3,684.8
Contracts with performance obligations satisfied at a point in time	1,679.2	1,344.8
Total Revenue	$6,047.9	$5,029.6

The following table disaggregates revenue by major customer:

	For the Twelve Months Ended
Customer	December 31, 2023	December 31, 2022
Boeing	$3,847.1	$3,008.9
Airbus	1,144.6	1,098.2
Other	1,056.2	922.5
Total net revenues	$6,047.9	$5,029.6

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	For the Twelve Months Ended
Location	December 31, 2023	December 31, 2022
United States	$4,667.1	$3,814.5
International
United Kingdom	582.5	632.8
Other	798.3	582.3
Total International	1,380.8	1,215.1
Total Revenue	$6,047.9	$5,029.6

Remaining Performance Obligations

Unsatisfied, or partially unsatisfied, performance obligations currently under contract that are expected to be recognized to revenue in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	2024	2025	2026	2027 and After
Unsatisfied performance obligations	$5,182.6	$2,552.4	$1,104.9	$703.0

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

	December 31, 2023	December 31, 2022
Raw materials	$414.4	$332.7
Work-in-process(1)	1,283.7	1,044.9
Finished goods	48.4	69.4
Product inventory	1,746.5	1,447.0
Capitalized pre-production	20.8	23.7
Total inventory, net	$1,767.3	$1,470.7

(1)Work-in-process inventory includes direct labor, direct material, and overhead on contracts for which revenue is recognized at a point in time, as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized over time using the input method. For the periods ended December 31, 2023 and December 31, 2022, work-in-process inventory includes $262.0 and $392.2, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

Product inventory, summarized in the table above, is shown net of valuation reserves of $150.2 and $136.8 as of December 31, 2023 and December 31, 2022, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the twelve months ended December 31, 2023 includes $184.1 of excess capacity production costs related to temporary B737 MAX, A220, and A320 production schedule changes. Additional expenses that are excluded from inventory and expensed are abnormal production costs of $8.3 related to the temporary production pause, and ($2.4) of benefit related to the settlement of a contingent consideration obligation related to the Applied Aerodynamics acquisition, which are

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
both included in Other operating expense, and $7.2 of restructuring costs included in the Consolidated Statements of Operations. Cost of sales for the twelve months ended December 31, 2022 includes $157.3 of excess capacity production costs related to temporary B737 MAX, A220, and A320 production schedule changes, abnormal costs related to workforce adjustments as a result of COVID-19 production pause, net of a U.S. employee retention credit and U.K. government subsidies, for the twelve months ended December 31, 2022 of $9.6 and an offset of ($32.6) related to the AMJPP. Additional expenses that were excluded from inventory and expensed during the twelve months ended December 31, 2022 include $0.2 of restructuring costs.

10.     Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	December 31, 2023	December 31, 2022
Land	$30.5	$30.1
Buildings (including improvements)	1,307.6	1,269.1
Machinery and equipment	2,460.6	2,365.1
Tooling	1,064.8	1,055.9
Capitalized software	338.4	336.1
Construction-in-progress	119.0	102.2
Total	5,320.9	5,158.5
Less: accumulated depreciation	(3,236.7)	(2,952.6)
Property, plant and equipment, net	$2,084.2	$2,205.9

Capitalized interest was $5.2, $3.8, and $6.1 for the twelve months ended December 31, 2023, 2022 and 2021, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $176.9, $161.9, and $158.8 for the twelve months ended December 31, 2023, 2022, and 2021, respectively.
The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software. Depreciation expense related to capitalized software was $22.7, $23.4, and $16.7 for the twelve months ended December 31, 2023, 2022, and 2021, respectively.
The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There was no impairment for the twelve months ended December 31, 2023 and December 31, 2022.

11. Leases

The Company determines if an arrangement is a lease at the inception of a signed agreement. Operating leases are included in Right of use (“ROU”) assets (long-term), Operating lease liabilities, short-term, and Operating lease liabilities, long-term on the Company’s Consolidated Balance Sheet. Finance leases are included in Property, plant and equipment, net, Current portion of long-term debt, and Long-term debt.

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

For the twelve months ended December 31, 2023, total net lease cost was $57.0. This was comprised of $14.6 of operating lease costs, $34.2 amortization of assets related to finance leases, and $8.2 interest on finance lease liabilities. For the twelve months ended December 31, 2022, total net lease cost was $54.3. This was comprised of $13.6 of operating lease costs, $33.6 amortization of assets related to finance leases, and $7.1 interest on finance lease liabilities. For the twelve months ended December 31, 2021, total net lease cost was $47.3. This was comprised of $11.5 of operating lease costs, $28.8 of amortization of assets related to finance leases, and $7.0 interest on finance lease liabilities.

Supplemental cash flow information related to leases was as follows:

	For the Twelve Months Ended	For the Twelve Months Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.2	$13.1
Operating cash flows from finance leases	$8.2	$7.1
Financing cash flows from finance leases	$50.3	$44.4

ROU assets obtained in exchange for lease obligations:
Operating leases	$6.1	$11.2

Supplemental balance sheet information related to leases:

	December 31, 2023	December 31, 2022
Finance leases:
Property and equipment, gross	$336.9	$295.4
Accumulated amortization	(135.8)	(103.4)
Property and equipment, net	$201.1	$192.0

The weighted average remaining lease term as of December 31, 2023 for operating and finance leases was 33.2 years and 4.7 years, respectively. The weighted average discount rate as of December 31, 2023 for operating and finance leases was 6.2% and 6.3%, respectively. See Note 16, Debt, for current and non-current finance lease obligations. The weighted average remaining lease term as of December 31, 2022 for operating and finance leases was 31.7 years and 5.3 years, respectively. The weighted average discount rate as of December 31, 2022 for operating and finance leases was 5.8% and 5.0%, respectively.

As of December 31, 2023, remaining maturities of lease liabilities were as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	2024	2025	2026	2027	2028	2029 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$14.6	$14.4	$12.0	$9.5	$8.7	$174.1	$233.3	$(139.9)	$93.4
Financing Leases	$55.6	$41.0	$26.6	$12.6	$6.8	$22.3	$164.9	$(21.6)	$143.3

As of December 31, 2023, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $0.1 and $18.1, respectively, for manufacturing equipment and facilities which are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 5 years. The Company's involvement in the construction and design process for these assets is generally limited to project management.

12.     Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	December 31, 2023	December 31, 2022
Prepaid expenses	$34.8	$27.5
Income tax receivable	5.3	3.9
Other assets- short term	12.4	6.9
Total other current assets	$52.5	$38.3

Other assets are summarized as follows:

	December 31, 2023	December 31, 2022
Deferred financing
Deferred financing costs	$0.9	$0.9
Less: Accumulated amortization-deferred financing costs	(0.9)	(0.8)
Deferred financing costs, net	$—	$0.1
Other
Supply agreements (1)	$3.5	$6.4
Equity in net assets of affiliates	0.8	1.1
Restricted cash - collateral requirements	22.3	19.6
Rotables	44.0	39.0
Other	29.3	25.6
Total	$99.9	$91.8

(1) Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Goodwill is summarized as follows:

		Changes in Goodwill Balance
	Balance at					Balance at
Segment	December 31, 2022	Acquisitions	Adjustments/Other		Currency Exchange	December 31, 2023
Commercial	$296.5	$—	$—		$0.1	$296.6
Defense & Space	$12.6	$—	$0.6	(1)	$—	$13.2
Aftermarket	$321.4	$—	$—		$—	$321.4
	$630.5	$—	$0.6		$0.1	$631.2

(1) As a result of certain purchase price allocation adjustments recorded during the purchase price accounting measurement period based on additional information obtained, the goodwill resulting from the T.E.A.M., Inc. acquisition was adjusted by $0.6, from $7.1 that was reported at December 31, 2022, to $7.7 as of December 31, 2023. See also Note 28, Acquisitions.

The total goodwill value includes no accumulated impairment loss in any of the periods presented.

Intangible assets are summarized as follows:

	December 31, 2023	December 31, 2022
Intangible assets
Favorable leasehold interests	$2.8	$2.8
Developed technology asset(1)	103.1	103.1
Customer relationships intangible assets(2)	139.6	139.6
Total intangible assets	$245.5	$245.5
Accumulated amortization - favorable leasehold interest	(2.1)	(2.1)
Accumulated amortization - developed technology asset	(21.9)	(15.0)
Accumulated amortization - customer relationships	(25.3)	(17.0)
Intangible assets, net	$196.2	$211.4

(1) The acquisition of T.E.A.M., Inc. resulted in the establishment of an $11.1 intangible asset for developed technology. See also Note 28, Acquisitions.
(2) The acquisition of T.E.A.M., Inc. resulted in the establishment of a $2.4 intangible asset for customer relationships. See also Note 28, Acquisitions.

Amortization expense was $15.2 and $14.4 for the twelve months ended December 31, 2023 and 2022, respectively.

The Company’s policy is to use straight-line amortization on the amortizing intangible assets. The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Balance sheet and the weighted average amortization is estimated to be the following as of December 31, 2023:

Year	Favorable leasehold interest	Developed Technology	Customer Relationships	Total
2024	$0.1	$6.9	$8.2	$15.2
2025	$0.1	$6.9	$8.2	$15.2
2026	$0.1	$6.9	$8.2	$15.2
2027	$0.1	$6.9	$8.2	$15.2
2028	$0.1	$6.9	$8.2	$15.2

Weighted average amortization period	5.5	11.9	14.5	13.4

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
13.   Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Special Business Provisions and General Terms Agreement (collectively, the "B787 Supply Agreement"), that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were originally scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments that otherwise would have become due during such twelve-month period were to offset the purchase price for shipsets 1001 through 1120. On December 21, 2018, the Company signed the 2018 MOA with Boeing that again suspended the advance repayments beginning with line unit 818. The advance repayments resumed in 2022 at a lower rate of $0.45 per shipset at line number 1135 and will continue through line number 1605.

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of December 31, 2023, the amount of advance payments received by us from Boeing and not yet repaid was approximately $189.1.

In support of tooling and capital expenditures for future production rate increases on the B787 program, the 2023 MOA entered into on October 12, 2023 included an agreement for Boeing to advance Spirit a total of $71.7 in quarterly installments beginning October 2023 through April 2025. Spirit will align the repayment plan to coincide with deliveries to Boeing beginning April 2025 through October 2027. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advance prior to October 31, 2027, the remaining balance up to the $71.7 will be due in the fourth quarter of 2027. As of December 31, 2023, the amount of advance payments received by Spirit from Boeing and not yet repaid was approximately $32.2.

Advances on the B737 Program. In an effort to minimize the disruption to Spirit's operations and its supply chain, the 2019 MOA entered into on April 12, 2019 included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123.0, which was received during the third quarter of 2019. The 2020 MOA entered into on February 6, 2020, extended the repayment date of the $123.0 advance received by Spirit under the 2019 MOA to 2022. In the twelve months ended December 31, 2022, the $123.0 of advance payments received from Boeing were repaid and there was no balance due as of December 31, 2022 and December 31, 2023.

Advances on the A350 Program. During the twelve months ended December 31, 2023, the Company received an advance payment from Airbus of $100.0 under an agreement between Airbus S.A.S. and Spirit AeroSystems (Europe) Limited (“Spirit Europe”) signed on June 23, 2023 (the “A350 Agreement”). The A350 Agreement provides for up to $100.0 of advances that are required to be repaid along with a nominal fee to Airbus by way of offset against the purchase price of A350 FLE shipset deliveries in 2025. To the extent actual deliveries in 2025 are insufficient to offset the advance amount, any amount not offset against deliveries will be due and payable to Airbus on December 31, 2025. In connection with the A350 Agreement, Spirit Europe has pledged certain program assets including work in process inventories and raw materials at Spirit's Scotland facility in an amount sufficient to cover the advances.

Other. The Advance payments, long-term line item on the Consolidated Balance Sheet for the period ended December 31, 2023 includes $18.9 related to payments received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

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

	December 31, 2023			December 31, 2022
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	$571.0	$573.1	(2)	$571.7	$564.5	(2)
Exchangeable senior notes due 2028	222.2	292.6	(2)	—	—	(2)
Senior secured first lien notes due 2025	20.8	20.7	(1)	20.7	20.8	(1)
Senior secured second lien notes due 2025	—	—	(1)	1,191.0	1,179.0	(1)
Senior notes due 2026	299.1	288.0	(1)	298.8	272.8	(1)
Senior notes due 2028	696.6	616.8	(1)	695.9	562.3	(1)
Senior notes due 2029	888.4	973.0	(1)	887.2	935.7	(1)
Senior secured second lien notes due 2030	1,180.0	1,273.1	(1)	—	—	(1)
Total	$3,878.1	$4,037.3		$3,665.3	$3,535.1

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

15.   Derivative and Hedging Activities

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Hedge

The Company has entered into currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through September 2024.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The following table summarizes the notional amounts (representing the gross contract/notional amount of the derivatives outstanding) and fair values of the derivative instruments in the Consolidated Balance Sheet as of December 31, 2023, and December 31, 2022. The foreign currency exchange contracts are measured within Level 1 of the Fair Value hierarchy. See Note 14, Fair Value Measurements.

	Notional amount		Other assets		Other liabilities
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$169.1	$157.1	$3.0	$—	$—	$2.4
Total derivatives at fair value			$3.0	$—	$—	$2.4

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain (loss) recognized in AOCI associated with the Company's hedging transactions is presented in the following table:

	For the Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Recognized in total other comprehensive loss:
Foreign currency exchange contracts	$5.9	$(19.1)	$(2.0)

The following table summarizes the gains/(losses) associated with the Company's hedging transactions reclassified from AOCI to earnings:

	For the Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Foreign currency exchange contracts:
Other expense	$0.5	$(18.7)	$(0.2)

Within the next 12 months, the Company expects to recognize a gain of $3.0 in earnings related to the foreign currency forward contracts. As of December 31, 2023, the maximum term of the hedged forecasted transaction was 9 months. Generally, the Company has agreements with its counterparties that contain a provision whereby if the Company defaults on its existing credit facilities and payment of the loans extended under such facilities is accelerated, the Company could be declared in default under its agreements, which may result in the early termination of the outstanding derivatives governed by such agreements and the payment of an early termination amount.

Derivatives Not Accounted for as Hedges

During the twelve months ended December 31, 2022, the Company entered into foreign currency forward contracts in the amount of $291.5 to minimize the risk of currency exchange rate movements on the Company's planned settlement of the repayable investment agreement between the Company and the U.K.'s Department for Business, Energy and Industrial Strategy. During the twelve-month period ended December 31, 2022, these foreign currency forward contracts were settled and new contracts were entered into in the amount of $293.7, which were also settled during the period. The Company did not designate these forward contracts as hedges or apply hedge accounting to the forward contracts. For the twelve months ended December 31, 2022, the Company recorded a net gain of $1.6 to the Other (expense) income, net line item on the Consolidated Statements of Operations related to the foreign currency forward contracts. There were no foreign currency forward contracts, other than those accounted for as cash flow hedges noted above, in existence as of December 31, 2023, December 31, 2022 or December 31, 2021.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

16.   Debt

Total debt shown on the balance sheet is comprised of the following:

	December 31, 2023		December 31, 2022
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	$5.8	$565.2	$5.7	$566.0
Exchangeable senior notes due 2028	—	222.2	—	—
Senior secured first lien notes due 2025	—	20.8	—	20.7
Senior secured second lien notes due 2025	—	—	—	1,191.0
Senior notes due 2026	—	299.1	—	298.8
Senior notes due 2028	—	696.6	—	695.9
Senior secured first lien notes due 2029	—	888.4	—	887.2
Senior secured second lien notes due 2030	—	1,180.0	—	—
Present value of finance lease obligations	48.3	95.0	42.2	102.3
Other	10.7	51.4	5.8	53.0
Total	$64.8	$4,018.7	$53.7	$3,814.9

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

As a result of the modification and extinguishment of the Company's prior credit agreement, the Company recognized a loss on extinguishment of $7.2, recorded to the Interest expense and financing fee amortization line item for the twelve months ended December 31, 2022, on the Company's Consolidated Statement of Operations, of which $4.6 is reflected within the Amortization of deferred financing fees line item in operating activities and $2.6 is reflected within the Payment of debt extinguishment costs line item under financing activities on the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2022. As of December 31, 2023, the outstanding balance of the Amended Credit Agreement was $586.6 and the carrying value was $571.0.

Exchangeable Notes

On November 13, 2023, Spirit entered into an Indenture (the “Exchangeable Notes Indenture”), by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee, in connection with Spirit’s issuance of $230.0 aggregate principal amount of its 3.250% Exchangeable Senior Notes due 2028 (the “Exchangeable Senior Notes”). The Exchangeable Senior Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Exchangeable Senior Notes are senior, unsecured obligations of Spirit and are fully and unconditionally guaranteed on a senior, unsecured basis by the Guarantors.

The Exchangeable Senior Notes mature on November 1, 2028, unless earlier exchanged, redeemed or repurchased, and bear interest at a rate of 3.250% per year payable semiannually in cash in arrears on May 1 and November 1 of each year. The first interest payment date is May 1, 2024.

The Exchangeable Senior Notes will be exchangeable at an initial exchange rate of 34.3053 shares of Spirit Holdings’ Class A common stock per $1,000 principal amount of Exchangeable Senior Notes (equivalent to an initial exchange price of approximately $29.15 per share of Class A common stock). At the initial exchange rate, the Senior Notes would be convertible into 7,890,219 shares of Spirit Holdings’ Class A common stock. The initial exchange rate is subject to adjustment, as provided in the Exchangeable Notes Indenture. Upon exchange of the Exchangeable Senior Notes, Spirit will pay and/or deliver cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at Spirit’s election, in respect of its exchange obligations for the Exchangeable Senior Notes. Prior to the close of business on the business day immediately preceding August 1, 2028, the Exchangeable Senior Notes will be exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the Exchangeable Notes Indenture. On or after August 1, 2028, until the close of business on the business day immediately preceding the maturity date, the Exchangeable Senior Notes will be exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

Prior to November 6, 2026, Spirit may not redeem the Exchangeable Senior Notes. On or after November 6, 2026, Spirit may redeem for cash all or any portion (subject to certain limitations) of the Exchangeable Senior Notes, at its option, if the last reported sale price of Spirit Holdings’ Class A common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which Spirit provides notice of redemption, at a redemption price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No “sinking fund” is provided for the Exchangeable Senior Notes.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Subject to certain conditions and exceptions, holders of the Exchangeable Senior Notes will have the right to require Spirit to repurchase all or a portion of their Exchangeable Senior Notes upon the occurrence of a fundamental change such as stockholder approval of a plan or proposal for the liquidation or dissolution of the Company, or the delisting of Spirit’s stock (see the Exchangeable Notes Indenture for a complete listing of events) at a repurchase price of 100% of their principal amount plus any accrued and unpaid interest. In connection with certain corporate events or if Spirit calls any Exchangeable Senior Notes for redemption, Spirit will, under certain circumstances, be required to increase the exchange rate for noteholders who elect to exchange their Exchangeable Senior Notes in connection with any such corporate event or exchange their Exchangeable Senior Notes called for redemption during the related redemption period.

With the exception of covenants restricting Spirit’s and the Guarantors’ ability to merge, consolidate or sell substantially all of their respective assets, the Indenture does not provide for restrictive covenants.

As of December 31, 2023, the outstanding balance of the Exchangeable Senior Notes was $230.0 and the carrying value was $222.2. Interest expense recognized for the year ended December 31, 2023 was $1.2 including $0.2 of amortization of debt issuance costs. Unamortized debt issue costs at December 31, 2023 related to the Exchangeable Senior Notes were $7.8.

Second Lien 2030 Notes

On November 21, 2023, Spirit entered into an Indenture (the “Second Lien 2030 Notes Indenture”), by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $1,200.0 aggregate principal amount of its 9.75% Senior Secured Second Lien Notes due 2030 (the “Second Lien 2030 Notes”). The Second Lien 2030 Notes were issued and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the U.S. Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions to non-U.S. persons pursuant to Regulation S under the Securities Act.

The Second Lien 2030 Notes mature on November 15, 2030 and bear interest at a rate of 9.75% per year payable semiannually in cash in arrears on May 15 and November 15 of each year. The first interest payment date is May 15, 2024. The Second Lien 2030 Notes are guaranteed by the Guarantors, and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of the Company, subject to certain customary exceptions. The Second Lien 2030 Notes are secured by a second-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The Second Lien 2030 Notes Indenture contains covenants that limit Spirit’s, the Company’s and the Company’s restricted subsidiaries’ ability, subject to certain exceptions and qualifications, to incur indebtedness secured by liens, enter into sale and leaseback transactions, make restricted payments and investments and enter into certain mergers or consolidations and transfer substantially all of the Company and its subsidiaries’ assets. These covenants are subject to a number of qualifications and limitations. In addition, the Second Lien 2030 Notes Indenture provides for customary events of default.

As of December 31, 2023, the outstanding balance of the Second Lien 2030 Notes was $1,200.0 and the carrying value was $1,180.0.

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

The First Lien 2029 Notes mature on November 30, 2029 and bear interest at a rate of 9.375% per year payable semiannually in cash in arrears on May 30 and November 30 of each year. The first interest payment date was May 30, 2023. The First Lien 2029 Notes are guaranteed by the Guarantors, and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of the Company, subject to certain customary exceptions. The First Lien 2029 Notes are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The First Lien 2029 Notes Indenture contains covenants that limit Spirit’s, the Company’s and the Company’s restricted subsidiaries’ ability, subject to certain exceptions and qualifications, to incur indebtedness secured by liens, enter into sale and leaseback transactions, make restricted payments and investments and enter into certain mergers or consolidations and transfer substantially all of the Company and its subsidiaries’ assets. These covenants are subject to a number of qualifications and limitations. In addition, the First Lien 2029 Notes Indenture provides for customary events of default.

As of December 31, 2023, the outstanding balance of the First Lien 2029 Notes was $900.0 and the carrying value was $888.4.

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

The First Lien 2025 Notes Indenture initially contained covenants that limit Spirit’s, the Company’s and the Company’s restricted subsidiaries’ ability, subject to certain exceptions and qualifications, to incur indebtedness secured by liens, enter into sale and leaseback transactions, make restricted payments and investments and enter into certain mergers or consolidations and transfer substantially all of the Company and its subsidiaries’ assets. These covenants were subject to a number of qualifications and limitations. In addition, the First Lien 2025 Indenture provides for customary events of default.

In the fourth quarter of 2022, Spirit purchased $479.2 in aggregate principal amount of its outstanding First Lien 2025 Notes for cash pursuant to a tender offer (the “Tender Offer”). As of December 31, 2023, the outstanding balance of the First Lien 2025 Notes was $20.8 and the carrying value was $20.8. In connection with the Tender Offer, Spirit received the requisite consents from holders of the 2025 First Lien Notes necessary to approve amendments to the 2025 First Lien Notes Indenture, to, among other things, eliminate certain of the restrictive covenants and events of default contained in the 2025 First Lien Notes Indenture (the “Majority Amendments”) and terminate the security interest and release the collateral under the 2025 First Lien Notes Indenture (the “Collateral Release Amendments”). Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A. entered into the First Supplemental Indenture, dated as of November 23, 2022, to the 2025 First Lien Notes Indenture, which effects (i) the Majority Amendments and (ii) the Collateral Release Amendments, in each case, as of November 23, 2022. As of December 31, 2023, the First Lien 2025 Notes are unsecured and the First Lien 2025 Notes Indenture no longer includes covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability to incur indebtedness secured by liens, enter into sale and leaseback transactions or make restricted payments and investments.

2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of December 31, 2023, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $299.1. The Company and Spirit NC guarantee Spirit's obligations under the 2026 Notes on a senior secured basis.

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

On April 17, 2020, Spirit entered into a Third Supplemental Indenture (the “Third Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with the 2026 Notes. Under the Third Supplemental Indenture, the noteholders were granted security on an equal and ratable basis with the holders of the Second Lien 2025 Notes until the security in favor of the holders of the Second Lien 2025 Notes was released on November 21, 2023.

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

On November 21, 2023, Spirit entered into a Sixth Supplemental Indenture (the “Sixth Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee in connection with the 2026 Notes. Under the Sixth Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the holders of the Second Lien 2030 Notes.

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

The Second Lien 2025 Notes were scheduled to mature on April 15, 2025 and bore interest at a rate of 7.500% per year payable semiannually in cash in arrears on April 15 and October 15 of each year. The first interest payment date was October 15, 2020.

The Second Lien 2025 Notes were guaranteed by the Guarantors and secured by a second-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The Second Lien 2025 Notes Indenture contained covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens, enter into sale and leaseback transactions and guarantee other indebtedness without guaranteeing the Second Lien 2025 Notes. These covenants were subject to a number of qualifications and limitations. In addition, the Second Lien 2025 Notes Indenture provided for customary events of default.

In the fourth quarter of 2023, Spirit purchased $1,108.2 in aggregate principal amount of its outstanding Second Lien 2025 Notes for cash pursuant to a tender offer (the "2023 Tender Offer"). On November 21, 2023, Spirit notified The Bank of New York Mellon Trust Company, N.A., the trustee for the 2025 Second Lien Notes (the “2025 Trustee”), of its election to call for redemption on December 1, 2023 (the “Redemption Date”) all of the outstanding $91.8 principal amount of the 2025 Second Lien Notes remaining after the settlement of the Tender Offer, and instructed the 2025 Trustee to provide notice of such redemption to the holders of the 2025 Second Lien Notes in accordance with the terms of the indenture governing the 2025

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Second Lien Notes. The 2025 Second Lien Notes were redeemed at a redemption price equal to 100.780% of the principal amount thereof (which is equal to the price paid for the 2025 Second Lien Notes tendered in the 2023 Tender Offer), plus accrued and unpaid interest to, but not including, the Redemption Date.

As a result of the modification and extinguishment of the Second Lien 2025 Notes Indenture, the Company recognized a loss on extinguishment of $17.3, recorded to the Interest expense and financing fee amortization line item for the twelve months ended December 31, 2023, on the Company's Consolidated Statement of Operations, of which $5.5 is reflected within the Amortization of deferred financing fees line item in operating activities and $11.8 is reflected within the Payment of debt extinguishment costs line item under financing activities on the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2023. As of December 31, 2023, the outstanding balance of the Second Lien 2025 Notes was $0.0 and the carrying value was $0.0.

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

On February 24, 2021, Spirit redeemed the outstanding $300.0 principal amount of the Floating Rate Notes. On November 23, 2022, Spirit redeemed the outstanding $300.0 principal amount of the 2023 Notes. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $0.0, $0.0, and $700.0 as of December 31, 2023, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $0.0, $0.0, and $696.6 as of December 31, 2023, respectively.

The 2018 Indenture contains covenants that limit Spirit’s, the Company’s and certain of the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens and enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. In addition, the 2018 Indenture provides for customary events of default.

As of December 31, 2023, the Company was in compliance with all covenants contained in the indentures governing the Second Lien 2030 Notes, First Lien 2029 Notes, First Lien 2025 Notes, Second Lien 2030 Notes, 2026 Notes, and the 2028 Notes.

The following table shows required payments during the next five years on the term loan and notes outstanding at December 31, 2023. See Note 11, Leases for maturities of finance lease obligations.

	2024	2025	2026	2027	2028
Required payments	$5.9	$26.8	$305.9	$568.8	$930.0

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
17.   Pension and Other Post-Retirement Benefits

Multi-employer Pension Plan

In connection with the collective bargaining agreement signed with the International Association of Machinists and Aerospace Workers (“IAM”), the Company contributes to a multi-employer defined benefit pension plan (“IAM National Pension Fund”). There are two IAM collective bargaining agreements. Under the first IAM agreement, the level of contribution, as specified in the bargaining agreement was, in whole dollars, $1.95 per hour of employee service as of July 1, 2019. Effective July 1, 2023 the level of employer contribution increased to $2.00 per hour. This IAM bargaining agreement provides for a $0.05 per hour increase, in whole dollars, effective July 1 of each year through 2025. This IAM contract expires June 20, 2027. Under the second IAM agreement, the level of contributions, as specified in the bargaining agreement was, in whole dollars, $0.75 per hour of employee service as of July 1, 2022. Effective July 1, 2023 the level of employer contribution increased to $0.80 per hour. This IAM bargaining agreement provides for a $0.05 per hour increase, in whole dollars effective July 1, 2025 and 2027. This IAM contract expires November 13, 2027.

The collective bargaining agreement with the United Automobile, Aerospace and Agricultural Workers of America (“UAW”) requires the Company to contribute a specified amount per hour of service to the IAM National Pension Fund. Per the negotiated UAW collective bargaining agreement, the pension contributions, in whole dollars, was $1.75 per hour effective January 1, 2020 and will remain at $1.75 per hour through contract expiration. The UAW contract expires December 7, 2025.

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

The following table summarizes the multi-employer plan to which the Company contributes. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2022 and 2023 is for the plan's year-end at December 31, 2022, and December 31, 2023, respectively. The zone status is based on information received from the plan.

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2022	2023		2021	2022	2023
IAM National Pension Fund	51-60321295	Red	Red	Yes	$23.0	$27.2	$42.1	Yes	IAM June 20, 2027, November 13, 2027 UAW December 7, 2025
Pension Fund	Year Company Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan’s Year-End)
IAM National Pension Fund	2022, 2023

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

The Company recorded $35.2, $31.8, and $30.4 in contributions to these plans for the twelve months ended December 31, 2023, 2022, and 2021, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The Company contributes to a defined contribution plan available to IAM represented employees. Under the first IAM agreement, the Company makes a matching contribution of fifty cents for every dollar the employee contributes, up to the first 4% of the employee's gross wages. Under the second IAM agreement, the Company makes a matching contribution of twenty-five cents for every dollar the employee contributes, up to the first 4% of the employee's gross wages.

The Company recorded $3.4 in contributions to these plans for the twelve months ended December 31, 2023. There were no contributions to these plans for the twelve months ended December 31, 2022 and 2021.

On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes up to 8% of base salary if participating employees contribute 4% of base salary. The Company recorded $4.4, $3.9 and $3.9 in contributions for the twelve months ended December 31, 2023, 2022, and 2021, respectively.

On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired a further defined contribution plan for certain employees at the Belfast location. Under the plan, the Company contributes up to 8% of base salary, matching employee contributions up to this level. The Company recorded $1.2, and $0.3 in contributions to this plan for the twelve months ended December 31, 2022, and 2021, respectively. There were no contributions to this plan for the twelve months ended December 31, 2023.

A new defined contribution plan was set up at the Belfast location following the closure of the Shorts Pension with effect from December 10, 2021 (see below). Under the terms of the plan, the Company contributes up to 8% of base salary if participating employees contribute 8% of base salary. Additional transitional contributions of 5% a year for the first four years then 4% a year for the next four years are also payable by the Company for employees who were members of Shorts Pension at the point of closure. The Company recorded $1.9 and $18.2 in contributions to this plan for the twelve months ended December 31, 2023 and 2022, respectively.

Defined Benefit Pension Plans

Effective December 31, 2005, Spirit had four qualified plans and one nonqualified plan providing supplemental benefits to executives who transferred from a Boeing nonqualified plan to a Spirit plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of the Boeing Acquisition (i.e., no future service benefits are being earned in these plans). The Company intends to fund its qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans’ participants and are structured to maintain liquidity that is sufficient to pay benefit obligations. Effective October 1, 2021, the Company spun off a portion of the existing Pension Value Plan ("PVP A"), to a new plan called PVP B. As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At December 31, 2023, a pension reversion asset of $61.1 is recorded on the Restricted plan assets line item on the Company’s Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over six years as they are distributed to employees under a qualified benefit program. Restricted plan assets are valued at fair value with gain or loss on fair value adjustments recognized within other income. The underlying investments' fair value measurement levels under the FASB's authoritative guidance on fair value measurements are Level 2, see Note 14 Fair Value Measurements.

Separately, during the twelve months ended December 31, 2022, the Company withdrew $34.0 of cash from PVP B, which represented an excess plan assets reversion. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2022. Excise tax of $6.8 related to the reversion of excess plan assets was separately recorded to the Other (expense) income, net line item on the Consolidated Statements of Operations for the twelve months ended December 31, 2022. See also Note 23 Other (Expense) Income, Net.

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

In the fourth quarter of 2023, the Company applied final settlement accounting to the PVP A. During the twelve months ended December 31, 2023, the Company recognized non-cash, pre-tax non-operating accounting charges of $59.6 due to settlement accounting related to the final asset distribution. During the twelve months ended December 31, 2023, the Company withdrew $188.5 of cash from PVP A, which represented an excess plan assets reversion. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2023. Excise tax of $37.7 related to the reversion of excess plan assets was separately recorded to the Other (expense) income, net line item on the Consolidated Statements of Operations for the twelve months ended December 31, 2023. See also Note 23 Other (Expense) Income, Net.

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

On June 16, 2023, there was a UK High Court Ruling (Virgin Media v NTL Pension Trustees II Limited (and others)) confirming that the legislation does in fact operate to render any amendment to section 9(2B) rights (whether adverse or not) under a UK defined benefit (DB) pension plan void in the absence of a written section 37 confirmation from the plan actuary, and that section 9(2B) rights include both past and future service rights. The ruling results in a required assessment relevant to any plan amendments made between April 6, 1997 and April 6, 2016 to ascertain whether a valid section 37 confirmation is in place. Members of the Company’s UK DB plans have section 9(2B) rights (as the plans were contracted-out) and plan amendments impacting members’ benefits were made in the time period April 6, 1997 to April 6, 2016. The Company expects an appeal to this ruling to be heard in June 2024. As of December 31, 2023, the Company is not in a position to determine whether all of the plan amendments made between the dates above had the necessary section 37 confirmation, as the Company does not currently have access to all of the data and information necessary to complete an assessment. The Company will work with the pension plan trustees and other parties required to retrieve and analyze data necessary to perform an assessment of plan amendments which may be affected by this ruling. As of December 31, 2023, the Company is not in a position to reasonably estimate the impact of this ruling, if any, on the Company’s results of operations.

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

The June 30, 2023 collective bargaining agreement with IAM resulted in a change in eligibly requirements for employees represented under this agreement. Under the agreement, eligibility for employer-provided benefits is limited to those employees who were employed at the date of the Boeing Acquisition and retire on or after attainment of age 59.5 within 4 years after June 26, 2023 and 10 years of service. This change resulted in a $9.1 increase to the projected benefit obligation.

On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired a post-retirement medical plan for certain former employees at the Belfast location. Eligibility for this plan is closed and no further participants in the plan are expected.

Obligations and Funded Status

The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the balance sheets for the fiscal years 2023 and 2022. Benefit obligation balances presented in the tables reflect the projected benefit obligation and accumulated benefit obligation for the Company’s pension plans, and accumulated post-retirement benefit obligations for the Company’s post-retirement medical plan. The Company uses an end of fiscal year measurement date of December 31 for the Company's U.S. pension and post-retirement medical plans. Plan amendments for the period ended December 31, 2022 are related to the enhancement benefits provided in conjunction with the termination of PVP A. Plan amendments for the period ended December 31, 2023 are related to the change in eligibility requirements under the collective bargaining agreement with IAM. The projected benefit obligation decreased due to the termination of PVP A in 2023. The funded status and projected benefit obligation of the U.K. Prestwick Plan as of December 31, 2023 remained largely flat compared to that as of December 31, 2022. The funded status for the U.K. Belfast plans improved over the year primarily due to actual return on plan assets.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2023	2022	2023	2022
Change in projected benefit obligation:
Beginning balance	$493.3	$814.1	$33.1	$42.5
Service cost	—	—	0.6	0.7
Employee contributions	—	—	0.9	1.1
Interest cost	2.6	20.8	1.5	0.6
Actuarial (gains) losses	16.5	(105.2)	(0.5)	(2.3)
Plan Amendments	—	73.5	9.1	—
Plan Settlements	(501.7)	(270.0)	—	—
Benefits paid	(9.7)	(39.9)	(7.8)	(9.5)
Projected benefit obligation at the end of the period	$1.0	$493.3	$36.9	$33.1
Assumptions used to determine benefit obligation:
Discount rate	4.94%	5.22%	4.75%	5.04%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	6.77%	7.25%
Ultimate trend rate	N/A	N/A	4.00%	4.00%
Year that ultimate trend rate is reached	N/A	N/A	2048	2048
Change in fair value of plan assets:
Beginning balance	$670.3	$1,318.6	$—	$—
Actual (loss) return on assets	31.0	(218.9)	—	—
Employer contributions to plan	(189.9)	(119.5)	7.0	8.4
Employee contributions to plan	—	—	0.8	1.1
Plan Settlements	(501.7)	(270.0)	—	—
Benefits paid	(9.7)	(39.9)	(7.8)	(9.5)
Ending balance	$—	$670.3	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$(1.0)	$177.0	$(36.9)	$(33.1)
Net amounts recognized	$(1.0)	$177.0	$(36.9)	$(33.1)
Amounts recognized in the balance sheet:
Noncurrent assets	$—	$178.0	—	—
Current liabilities	(0.1)	(0.1)	(7.8)	(9.2)
Noncurrent liabilities	(0.9)	(0.9)	(29.1)	(23.9)
Net amounts recognized	$(1.0)	$177.0	$(36.9)	$(33.1)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive (loss) income	$(0.2)	$(72.7)	$5.4	$16.6
Cumulative employer contributions in excess of net periodic benefit cost	(0.8)	249.7	(42.3)	(49.7)
Net amount recognized in the balance sheet	$(1.0)	$177.0	$(36.9)	$(33.1)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$1.0	$1.0	$36.9	$33.1
Accumulated benefit obligation	$1.0	$1.0	$—	$—

The U.S. based defined benefit plans utilize a cash balance based formula for a subset of the plan participants. The weighted-average interest crediting rates used to determine the benefit obligation and net periodic benefit cost for all future years is 4.94%.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Prestwick Plan	2023	2022
Change in projected benefit obligation:
Beginning balance	$35.5	$71.6
Service cost	0.8	1.7
Interest cost	1.7	1.1
Plan amendments	—	0.7
Actuarial gains	(0.2)	(26.7)
Benefits paid	(1.2)	(1.7)
Expense paid	(0.8)	(1.7)
Plan settlements	—	(2.5)
Exchange rate changes	1.9	(7.0)
Projected benefit obligation at the end of the period	$37.7	$35.5
Assumptions used to determine benefit obligation:
Discount rate	4.80%	4.90%
Rate of compensation increase	N/A	3.35%
Change in fair value of plan assets:
Beginning balance	$44.1	$98.3
Actual loss on assets	1.6	(38.7)
Company contributions	—	0.3
Plan settlements	—	(2.9)
Expenses paid	(0.8)	(1.7)
Benefits paid	(1.2)	(1.7)
Exchange rate changes	2.4	(9.5)
Ending balance	$46.1	$44.1
Reconciliation of funded status to net amounts recognized:
Funded status	8.4	8.6
Net amounts recognized	$8.4	$8.6
Amounts recognized in the balance sheet:
Noncurrent assets	$8.4	$8.6
Noncurrent liabilities	—	—
Net amounts recognized	$8.4	$8.6
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive income	(10.6)	(10.0)
Cumulative employer contributions in excess of net periodic benefit cost	19.0	18.6
Net amount recognized in the balance sheet	$8.4	$8.6
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$—	$—
Accumulated benefit obligation	—	—
Fair value of assets	$—	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.K Belfast Plans	2023	2022	2023	2022
Change in projected benefit obligation:
Beginning balance	$1,407.6	$2,528.0	$0.3	$0.8
Service cost	1.6	1.3	—	—
Employee contributions	—	—	—	—
Expenses paid	(1.6)	(1.3)	—	—
Interest cost	71.4	39.9	—	—
Actuarial gains	(4.4)	(854.1)	—	(0.4)
Plan curtailments	—	—	—	—
Exchange rate changes	75.7	(250.8)	—	(0.1)
Benefits paid	(58.7)	(55.4)	—	—
Other	—	—	(0.1)	—
Projected benefit obligation at the end of the period	$1,491.6	$1,407.6	$0.2	$0.3
Assumptions used to determine benefit obligation:
Discount rate	4.78%	4.96%	4.78%	4.96%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	6.50%	5.95%
Ultimate trend rate	N/A	N/A	6.50%	5.95%
Year that ultimate trend rate is reached	N/A	N/A	N/A	N/A
Change in fair value of plan assets:
Beginning balance	$1,417.8	$2,488.1	$—	$—
Actual (loss) return on assets	80.8	(785.0)	—	—
Employer contributions to plan	1.9	19.0	—	—
Employee contributions to plan	—	—	—	—
Benefits paid	(58.7)	(55.4)	—	—
Exchange rate changes	76.5	(247.6)	—	—
Expenses paid	(1.6)	(1.3)	—	—
Ending balance	$1,516.7	$1,417.8	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$25.1	$10.2	$(0.2)	$(0.3)
Net amounts recognized	$25.1	$10.2	$(0.2)	$(0.3)
Amounts recognized in the balance sheet:
Noncurrent assets	25.1	10.2	—	—
Current liabilities	—	—	—	—
Noncurrent liabilities	—	—	(0.2)	(0.3)
Net amounts recognized	$25.1	$10.2	$(0.2)	$(0.3)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive (loss) income	$3.3	$(3.1)	$0.4	$0.4
Cumulative employer contributions in excess of net periodic benefit cost	21.8	13.3	(0.6)	(0.7)
Net amount recognized in the balance sheet	$25.1	$10.2	$(0.2)	$(0.3)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$—	$15.2	$0.2	$0.3
Accumulated benefit obligation	—	15.2	—	—
Fair value of assets	—	15.1	—	—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Annual Expense

The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2023, 2022, and 2021 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.S. Plans	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$0.6	$0.7	$0.8
Interest cost	2.6	20.8	18.7	1.5	0.6	0.3
Expected return on plan assets	(1.6)	(44.0)	(57.7)	—	—	—
Amortization of net (gain) loss	0.1	—	—	(1.7)	(1.0)	(1.3)
Amortization of prior service costs(1)	—	73.5	—	(0.8)	(0.8)	(0.8)
Settlement loss recognized(2)	59.6	33.3	11.0	—	—	—
Net periodic benefit cost (income)	60.7	83.6	(28.0)	(0.4)	(0.5)	(1.0)
Other changes recognized in OCI:
Total recognized in other OCI (income) loss	$(72.5)	$124.4	$(58.2)	$11.2	$(0.4)	$3.2
Total recognized in other net periodic benefit and OCI loss (income)	$(11.8)	$208.0	$(86.2)	$10.8	$(0.9)	$2.2
Assumptions used to determine net periodic benefit costs:
Discount rate	5.22%	2.72%	2.31%	5.03%	1.96%	1.26%
Expected return on plan assets	N/A	4.00%	4.00%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	7.25%	7.00%	5.56%
Ultimate trend rate	N/A	N/A	N/A	4.00%	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2048	2047	2038

(1) Due to a plan amendment related to a benefit enhancement, prior service cost amortization of $73.5 was recorded to Other (expense) income.
(2) Due to settlement accounting during the fiscal years ending 2023, 2022, and 2021, the Company recognized charges of $59.6, $33.3, and $11.0, respectively, that were recorded to Other (expense) income.

The Company records the service component of net periodic benefit cost in operating profit and the non-service components of net periodic benefit cost (i.e., interest cost, expected return on plan assets, amortization of prior service cost, special termination benefits, and net actuarial gains or losses) as part of non-operating income.

The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2023, 2022, and 2021 are as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Prestwick Plan	2023	2022	2021
Components of net periodic benefit cost (income):
Service cost	$0.8	$1.7	$1.2
Interest cost	1.7	1.1	1.0
Expected return on plan assets	(2.2)	(1.7)	(1.4)
Amortization of net loss	0.2	—	—
Settlement gain (loss)	—	0.6	(0.2)
Net periodic benefit cost (income)	$0.5	$1.7	$0.6
Other changes recognized in OCI:
Total cost (income) recognized in OCI	$0.6	$13.9	$1.2
Total recognized in net periodic benefit cost and OCI	$1.1	$15.6	$1.8
Assumptions used to determine net periodic benefit costs:
Discount rate	4.90%	1.75%	1.45%
Expected return on plan assets	4.90%	2.00%	1.40%
Salary increases	3.35%	3.50%	3.10%

The components of the pension benefit plan expense for the Belfast plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2023, 2022, and 2021 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.K. Belfast Plans	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost (income):
Service cost	$1.6	$1.3	$39.3	$—	$—	$0.1
Interest cost	71.4	39.9	36.3	—	—	—
Curtailment (gain) recognized(1)	—	—	(61.0)	—	—	—
Expected return on plan assets	(78.6)	(92.0)	(95.2)	—	—	—
Amortization of net (gain) loss	—	—	—	(0.1)	—	—
Net periodic benefit (income) cost	$(5.6)	$(50.8)	$(80.6)	$(0.1)	$—	$0.1
Other changes recognized in OCI:
Total (income) recognized in OCI	$(6.4)	$24.7	$(98.1)	$—	$(0.4)	$—
Total recognized in net periodic benefit cost and OCI	$(12.0)	$(26.1)	$(178.7)	$(0.1)	$(0.4)	$0.1
Assumptions used to determine net periodic benefit costs:
Discount rate	4.96%	1.80%	1.45%	4.96%	1.80%	1.45%
Expected return on plan assets	5.50%	4.10%	4.20%	N/A	N/A	N/A
Salary increases	N/A	N/A	2.90%	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	5.95%	5.75%	5.75%
Ultimate trend rate	N/A	N/A	N/A	5.95%	5.75%	5.75%
Year that ultimate trend rate is reached	N/A	N/A	N/A	N/A	N/A	N/A

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To determine the health care cost trend rates the Company considers national health trends and adjusts for its specific plan design and locations. The trend and aging assumptions were updated during 2016 to reflect more current trends. These assumptions were reviewed in 2023 based on a review of updated national health trends.

U.S. Plans

In the twelve months ended December 31, 2022, the Company adopted and communicated to participants a plan to terminate the PVP A. The Company’s objective was to manage the assets as appropriate for the near-term termination and closing of the PVP A. The assets were invested solely in cash and diversified taxable fixed income bonds. In the fourth quarter of 2023, the Company applied final settlement accounting to the PVP A. There were no plan assets as of December 31, 2023.

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

PVP A had asset allocations, as of December 31, 2022, as follows:

2022
Asset Category — U.S.
Cash equivalents	29%
Equity securities — U.S.	71%
Total	100%

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
U.K. Prestwick Plan

The Trustee’s investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equity securities	15 – 17%
Debt securities	82 - 84%
Property	1%

The Plan has asset allocations as of December 31, 2023 and December 31, 2022, as follows:

	2023	2022
Asset Category — U.K. Prestwick
Equity securities	15%	15%
Debt securities	80%	80%
Other	5%	5%
Total	100%	100%

U.K. Belfast Plans

The Trustees’ investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plans. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Liquid growth	46%
Illiquid growth	1%
Liability driven investments	53%

The Plans have asset allocations as of December 31, 2023 and December 31, 2022, as follows:

	2023	2022
Asset Category — U.K. Belfast
Liability driven investments	53%	21%
Equity and fixed income securities	39%	76%
Money market	8%	3%
Total	100%	100%

Projected contributions and benefit payments

Required U.S. pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2024 and discretionary contributions are not expected in 2024. SERP and post-retirement medical plan contributions in 2024 are expected to be $7.9. Expected contributions to the U.K. Prestwick plan for 2024 are $1.0. Expected contributions to the U.K. (Belfast) plans for 2024 are $1.9.

The Company monitors its defined benefit pension plan asset investments on a quarterly basis and believes that the Company is not exposed to any significant credit risk in these investments.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The total benefits expected to be paid over the next ten years from the plans’ assets or the assets of the Company, by country, are as follows:

U.S.	Pension Plans	Other Post-Retirement Benefit Plans
2024	$0.1	$7.8
2025	$0.1	$6.8
2026	$0.1	$6.0
2027	$0.1	$5.7
2028	$0.1	$4.9
2029-2033	$0.4	$10.8

U.K. Prestwick	Pension Plans
2024	$0.9
2025	$1.0
2026	$1.3
2027	$1.5
2028	$1.7
2029-2033	$9.4

U.K. Belfast	Pension Plans	Other Post-Retirement Benefit Plans
2024	$55.2	$—
2025	$58.8	$—
2026	$64.3	$—
2027	$68.9	$—
2028	$75.8	$—
2029-2033	$458.6	$0.1

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

Equity and Bond Funds — Domestic and international equity or fixed income securities as well as commingled equity or bond funds categorized as Level 1 are traded on active national and international exchanges and are valued at their closing prices on the last trading day of the year. For equity securities not traded on an active exchange, or if the closing price is not

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
available, the trustee obtains indicative quotes from a pricing vendor, broker or investment manager. These securities are categorized as Level 2 if the custodian obtains corroborated quotes from a pricing vendor or categorized as Level 3 if the custodian obtains uncorroborated quotes from a broker or investment manager. The closed-ended private infrastructure equity fund is classified within level 3 of the valuation hierarchy.

As of December 31, 2023 and December 31, 2022, the pension plan assets measured at fair value on a recurring basis were as follows:

		At December 31, 2023 Using
Description	December 31, 2023 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$126.9	$126.9	$—	$—
Collective Investment Trusts	45.7	—	44.3	1.4
Equity and Bond Funds	1,375.4	583.2	791.0	1.2
	$1,548.0	$710.1	$835.3	$2.6

		At December 31, 2022 Using
Description	December 31, 2022 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$193.6	$193.6	$—	$—
Collective Investment Trusts	43.9	—	42.4	1.5
Equity and Bond Funds	1,894.8	—	1,894.8	—
	$2,132.3	$193.6	$1,937.2	$1.5

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 investment assets and liabilities for the years ended December 31, 2023 and December 31, 2022:

	December 31, 2023
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$1.5	$—	$(0.2)	$—	$0.1	$1.4
Equity and Bond Funds	$—	$—	$—	$1.2	$—	$1.2
	$1.5	$—	$(0.2)	$1.2	$0.1	$2.6

	December 31, 2022
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$1.9	$—	$(0.2)	$—	$(0.2)	$1.5
	$1.9	$—	$(0.2)	$—	$(0.2)	$1.5

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
18.   Capital Stock

Holdings has authorized 210,000,000 shares of stock. Of that, 200,000,000 shares are Common Stock, par value $0.01 per share, one vote per share and 10,000,000 shares are preferred stock, par value $0.01 per share.

In association with the Boeing Acquisition, Spirit executives with balances in Boeing’s Supplemental Executive Retirement Plan (“SERP”) were authorized to purchase a fixed number of units of Holdings “phantom stock” at $3.33 per unit based on the present value of their SERP balances. Any payment on account of units may be made in cash or shares of Common Stock at the sole discretion of Holdings. The balance of SERP units was 0, 16,023 and 16,023 as of December 31, 2023, 2022, and 2021, respectively.

Common Stock Offering

On November 8, 2023, the Company entered into an underwriting agreement in connection with the registered public offering of 10,454,545 shares of the Company’s Class A common stock, including the underwriters’ option to purchase 1,363,636 additional shares of Class A common stock, at a price to the public of $22.00 per share of Class A common stock. On November 13, 2023, the Company issued and sold 10,454,545 shares of its Class A common stock pursuant to the Underwriting Agreement, which included the exercise in full of the underwriters’ option to purchase additional shares of Class A common stock. The net proceeds to the Company from the Common Stock Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $220.7 million.
Repurchases of Common Stock

As of December 31, 2023, there was $925.0 remaining under the Board-authorized share repurchase program. During the twelve months ended December 31, 2023, no shares were repurchased under the Board-authorized share repurchase program. Share repurchases are currently on hold. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

During the twelve months ended December 31, 2023, 199,809 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards and restricted stock units under the Omnibus Plan.

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

Holdings has recognized a net total of $26.8, $36.6, and $25.8 of stock compensation expense for the twelve months ended December 31, 2023, 2022, and 2021, respectively.

As part of the separation agreement with the former President and Chief Executive Officer of the Company, the requirement to be employed by the Company through the applicable vesting date was waived for 91,978 previously issued time- based restricted stock units. This modification resulted in a decrease of $1.0 of stock compensation expense due to the decrease in the fair value of the modified awards.

22,594 and 93,565 shares of Common Stock with aggregate grant date fair value of $0.6 and $3.0 were granted, and vested immediately, to employees in connection with the ratification of new labor contracts during the twelve months ended December 31, 2023 and 2022, respectively.

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

The Company expensed a net amount of $2.0, $1.6, and $1.5 for the restricted shares of Common Stock and RSUs for the twelve months ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the Company’s unamortized stock compensation related to these restricted shares of Common Stock and RSUs is $0.7, which will be recognized over a weighted average remaining period of 4 months. The intrinsic value of the unvested restricted shares of Common Stock and RSUs, based on the value of the Company’s stock at December 31, 2023, was $2.6, based on the value of the Company’s Common Stock and the number of unvested shares of restricted Common Stock and RSUs.

The following table summarizes grants of restricted Common Stock and RSUs to members of the Company’s Board of Directors for the twelve months ended December 31, 2023, 2022, and 2021:

	Shares	Value(1)
	Class A	Class A
	(Thousands)
Board of Directors Stock Grants
Nonvested at December 31, 2020	65	$1.2
Granted during period	36	1.6
Vested during period	(65)	(1.2)
Forfeited during period	—	—
Nonvested at December 31, 2021	36	$1.6
Granted during period	68	2.2
Vested during period	(41)	(1.8)
Forfeited during period	—	—
Nonvested at December 31, 2022	63	$2.0
Granted during period	81	2.0
Vested during period	(63)	(2.0)
Forfeited during period	—	—
Nonvested at December 31, 2023	81	$2.0

(1)Value represents grant date fair value.

Long-Term Incentive Awards

Holdings has established the Long-Term Incentive Plan (the “LTIP”) under the Omnibus Plan to grant equity awards to certain employees. Generally, specified employees are entitled to receive a long-term incentive award that, for the 2023 year, consisted of the following:

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
•25% of the award consisted of performance-based, market-condition restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon TSR compared to the Company’s peers (the “TSR Award”). Values for these awards are initially measured on the grant date using estimated payout levels derived from a Monte Carlo valuation model.

•12.5% of the award consisted of performance-based, (performance-condition) restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon the Company's 2024 - 2025 free cash flow meeting certain pre-established goals. Values for these awards are based on the dividend adjusted value of Common Stock on the grant date.

•12.5% of the award consisted of performance-based, (performance-condition) restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon the Company's revenue growth over a three-year performance period meeting certain pre-established goals. Values for these awards are based on the dividend adjusted value of Common Stock on the grant date.

For the 2022 year, specified employees were entitled to receive a long-term incentive award that generally consisted of the following:

•50% of the award consisted of time-based, service-condition restricted Common Stock that vests in equal installments over a three-year period (RSUs). Values for these awards are based on the value of Common Stock on the grant date.

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

For the 2021 year, specified employees were entitled to receive a long-term incentive award that generally consisted of the following:

•60% of the award consisted of time-based, service-condition restricted Common Stock that vests in equal installments over a three-year period (restricted stock awards (“RSAs”) or RSUs). Values for these awards are based on the value of Common Stock on the grant date.

•40% of the award consisted of performance-based, market-condition restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon TSR compared to the Company’s peers (the “TSR Award”). Values for these awards are initially measured on the grant date using estimated payout levels derived from a Monte Carlo valuation model.

For the twelve months ended December 31, 2023, 1,229,552 time or service-based RSUs were granted with aggregate date fair values of $29.6 under the Company's LTIP. In addition, 463,939 performance-based restricted stock units (“PBRSUs”) were granted with aggregate grant date fair value of $20.1 under the Company's LTIP.

For the twelve months ended December 31, 2022, 553,578 time or service-based RSUs were granted with aggregate date fair values of $24.0 under the Company's LTIP. In addition, 284,653 PBRSUs were granted with aggregate grant date fair value of $22.0 under the Company’s LTIP.
For the twelve months ended December 31, 2021, 570,914 time or service-based RSUs and 30,024 time or service-based RSAs were granted with aggregate date fair values of $26.9 under the Company's LTIP. In addition, 162,102 PBRSUs were granted with aggregate grant date fair value of shares of $9.8 under the Company’s LTIP.

The Company expensed a net total of $24.2, $32.1, and $24.3 for share of Common Stock issued under the LTIP for the twelve months ended December 31, 2023, 2022, and 2021, respectively.

$0.1, $0.1 and $0.0 of equity awards were settled with cash during the twelve months ended December 31, 2023, 2022, and 2021, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

As of December 31, 2023, the Company’s unamortized stock compensation related to these unvested shares of Common Stock is $33.4, which will be recognized over a weighted average remaining period of 1.7 years. The intrinsic value of the unvested shares of Common Stock issued under the LTIP at December 31, 2023 was $66.0, based on the value of the Company’s Common Stock and the number of unvested shares.

    The following table summarizes the activity of the restricted shares under the LTIP for the twelve months ended December 31, 2023, 2022, and 2021:

	Shares	Value(1)
	Common Stock	Common Stock
	(Thousands)
Long-Term Incentive Plan/Long-Term Incentive Award under Omnibus Plan
Nonvested at December 31, 2020	1,479	$80.5
Granted during period	763	36.7
Vested during period	(305)	(20.6)
Forfeited during period	(535)	(27.7)
Nonvested at December 31, 2021	1,402	$68.9
Granted during period	839	46.0
Vested during period	(396)	(20.6)
Forfeited during period	(142)	(11.6)
Nonvested at December 31, 2022	1,703	$82.7
Granted during period	1,694	49.7
Vested during period	(494)	(23.8)
Forfeited during period	(824)	(38.6)
Nonvested at December 31, 2023	2,079	$70.0

(1)Value represents grant date fair value.

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

The Company recognized $2.5 of stock compensation expense related to the ESPP for the twelve months ended December 31, 2023. The Company recognized no stock compensation expense related to the ESPP for the twelve month ended December 31, 2022 and 2021.

20.   Income Taxes

Income Before Income Taxes: The sources of income before income taxes are:

	2023	2022	2021
U.S.	$(329.7)	$(467.2)	$(553.3)
International	(263.6)	(72.2)	(1.9)
Total (before equity earnings)	$(593.3)	$(539.4)	$(555.2)

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

Provision for Income Tax Taxes: The income tax (benefit) expense contains the following components:

	2023	2022	2021
Current
Federal	$1.4	$(4.5)	$(11.4)
State	—	(0.7)	(0.2)
Foreign	2.7	1.7	0.9
Total current	$4.1	$(3.5)	$(10.7)
Deferred
Federal	$11.1	$10.2	$(14.0)
State	3.2	2.5	15.9
Foreign	4.1	(4.0)	(8.4)
Total deferred	18.4	8.7	(6.5)
Total income tax provision (benefit)	$22.5	$5.2	$(17.2)

Reconciliation of Effective Income Tax Rate: The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2023		2022		2021
Tax at U.S. Federal statutory rate	$(124.6)	21.0%	$(113.3)	21.0%	$(116.5)	21.0%
State income taxes, net of Federal benefit	(6.4)	1.1	(9.6)	1.8	(24.9)	4.5
State income tax credits, net of Federal benefit	(8.6)	1.4	(15.6)	2.9	(7.4)	1.3
Foreign rate differences	(12.1)	2.0	(3.5)	0.6	(5.2)	0.9
Research and experimentation	(4.2)	0.7	(5.2)	1.0	(1.6)	0.3
Excess tax benefits	0.9	(0.2)	0.4	(0.1)	0.8	(0.1)
Non-deductible expenses	17.2	(2.9)	4.2	(0.8)	1.9	(0.3)
Re-measurement of Deferred Taxes	(9.0)	1.5	(7.1)	1.3	(58.8)	10.6
Global Intangible Low-Taxed Income (GILTI) Tax	—	—	(1.8)	0.3	0.9	(0.2)
Valuation Allowance	154.5	(26.0)	170.6	(31.6)	204.2	(36.9)
NOL Utilized at 35% vs 21%	—	—	—	—	(5.3)	1.0
Previously unrecognized tax benefit	(0.3)	0.1	(10.6)	2.0	—	—
Other	15.1	(2.5)	(3.3)	0.6	(5.3)	1.0
Total income tax provision (benefit)	$22.5	(3.8%)	$5.2	(1.0)%	$(17.2)	3.1%

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The income tax provision (benefit) for the twelve months ended December 31, 2023, was $22.5 compared to $5.2 for the prior year. The 2023 effective tax rate was (3.8%) as compared to (1.0%) for 2022.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI cost in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period cost in the year the tax is incurred. As of December 31, 2023, there was $0.0 of GILTI tax. As of December 31, 2022, there was $1.8 of GILTI tax benefit primarily due to the refundable U.K. research credits being credited against prior years' GILTI tax expense. As of December 31, 2021, there was $0.9 of GILTI tax expense due to the finalization of the 2020 U.K. NOL carryback to 2019 that resulted in an increase to U.S. GILTI tax.

The CARES Act allows net operating losses from 2018, 2019 and 2020 to be carried back to the previous five years, when the federal tax rate was 35%. As of December 31, 2020 the Company reported a net operating loss when it filed its fiscal year 2020 tax return. A preliminary net operating loss carryback claim was filed in March 2021 requesting a refund of $305 which was received in 2021. A second net operating loss carryback claim using the finalized 2020 U.S. Net Operating Loss was filed in December 2021 requesting an additional $11.6 federal refund, which was received in 2022. The Company had $5.3 and $3.9 of income tax receivable as of December 31, 2023 and December 31, 2022, respectively, which is reflected within Other current assets on the Consolidated Balance Sheets as well as $0.0 and $0.4 of income tax payable as of December 31, 2023 and December 31, 2022, respectively, which is reflected within Other current liabilities on the Consolidated Balance Sheets. The Company had $1.5 and $1.5 of non-current income tax payable as of December 31, 2023 and December 31, 2022, respectively, which is reflected within Other non-current liabilities on the Consolidated Balance Sheets.

Additionally, as allowed by the CARES Act, the Company had deferred $33.0 of employer payroll taxes as of December 31, 2020, of which 50% was deposited by December 2021 and the remaining 50% was credited against the outstanding pre-tax employee retention credit refund claim in 2022. The Company has filed a claim for a pre-tax employee retention credit of $18.8 for 2020 and $1.0 for 2021. The outstanding pre-tax employee retention credit refund claim as of December 31, 2023 and December 31, 2022 was $3.1 and $3.1, respectively. In addition, as of December 31, 2020, the Company had recorded a deferral of $31.5 of VAT payments with the option to pay in smaller payments through the end of March 31, 2022 interest free under the United Kingdom deferral scheme. There was no outstanding deferral of VAT payments as of December 31, 2022.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Deferred Income Taxes: Significant tax effected temporary differences comprising the net deferred tax asset, prior to valuation allowance, are as follows:

	2023	2022
Depreciation and amortization	$(87.7)	$(116.6)
Long-term contracts	125.3	113.3
State income tax credits	154.1	145.2
Net operating loss carryforward	489.7	438.1
Accruals and reserves	47.3	46.2
Employee compensation accruals	26.9	21.1
Pension and other employee benefit plans	(15.9)	(32.8)
Interest expense limitation	89.9	76.3
Post-retirement benefits other than pensions	8.9	7.9
Other	19.7	18.4
Inventory	0.9	0.5
Interest swap contracts	(0.7)	0.6
Net deferred tax asset before valuation allowance	858.4	718.2
Valuation allowance	(867.4)	(714.7)
Net deferred tax asset (liability)	(9.0)	3.5

Deferred tax detail above is included in the balance sheet and supplemental information as follows:

	2023	2022
Non-current deferred tax assets	0.1	4.8
Non-current deferred tax liabilities	(9.1)	(1.3)
Net non-current deferred tax asset (liability)	$(9.0)	$3.5
Total deferred tax asset (liability)	$(9.0)	$3.5

The following is a roll forward of the deferred tax valuation allowance at December 31, 2023, 2022, and 2021:

	2023	2022	2021
Balance at January 1	$714.7	$536.8	$340.9
Bombardier Acquisition opening balance sheet	—	—	13.6
Corporate rate remeasurement	0.5	(0.2)	63.0
State income tax credits	7.8	18.3	6.8
Net operating losses	141.5	155.3	135.4
Depreciation and amortization	0.2	0.2	0.2
Other	4.6	(3.0)	(1.3)
Other comprehensive income adjustment	(1.9)	7.3	(21.8)
Balance at December 31	$867.4	$714.7	$536.8

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S., Management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. deferred tax assets at December 31, 2023, 2022, and 2021. This determination was made as the Company entered into a U.S. cumulative loss position during 2021. Once a company enters a cumulative three year loss position, there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. As of December 31, 2023, the total net U.S. deferred tax asset, prior to valuation allowance, was $505.4. The net U.S. deferred tax liability after recording valuation allowances is $2.6. Valuation allowances recorded against the consolidated net U.S. deferred tax asset in the current year were $72.9 for a total valuation allowance of $508.0 for the U.S.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon historic cumulative losses and current year losses generated in the U.K. The Company recorded a portion of the increase in the valuation allowance to income tax expense in continuing operations of $79.0, and a portion to OCI of $0.9. Valuation allowances recorded against U.K. deferred tax assets in the current year were $79.9 for a total valuation allowance of $359.2 for the U.K.

Included in the deferred tax assets at December 31, 2023 are $133.1 in Kansas High Performance Incentive Program (“HPIP”) Credit, $13.7 in Kansas Research & Development (“R&D”) Credit and $2.0 in Kansas Qualified Vendor (“QV”) Credit, totaling $148.8 in gross Kansas state income tax credit carryforwards, net of federal benefit. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas. This credit can be carried forward 16 years. The Kansas R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The QV Credit is equal to 15% of the amount for approved expenditures of goods and services purchased from a qualified vendor, not to exceed $0.5 per qualified vendor per tax year. The QV Credit can be carried forward 4 years.

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

During 2021, the Company made a one-time distribution from Malaysia to the U.S. resulting in an insignificant amount of U.S. income tax recorded to the financial statements, and, during 2023, the Company made a one-time distribution from Singapore to the U.S. resulting in no taxable income inclusion and no U.S. income tax recorded to the financial statements. The Company continues to maintain that the remaining earnings of all foreign operating subsidiaries are indefinitely invested outside the U.S. As a result, no additional income taxes have been provided on any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable at this time. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes on permanently reinvested earnings.

Unrecognized Tax Benefits: The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2023	2022	2021
Beginning balance at January 1	$8.1	$18.3	$16.5
Remeasurement for tax rate change	—	—	2.0
Gross increases (decreases) related to current period tax positions	(0.4)	0.4	0.4
Statute of limitations' expiration	(0.6)	(10.6)	(0.6)
Ending balance at December 31	$7.1	$8.1	$18.3

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Included in the December 31, 2023 balance was $7.1 in unrecognized tax benefits of which $6.0 would reduce the Company's effective tax rate if ultimately recognized.

The Company reports interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2023, 2022, and 2021, there was no accrued interest on the unrecognized tax benefit liability included in the balance sheets and income statements during 2023, 2022, and 2021.

The Company files income tax returns in all jurisdictions in which it operates.

The Company’s federal audit is conducted under the Internal Revenue Service Compliance Assurance Process (“CAP”) program and is complete for the 2020 tax year. The Company will continue to participate in the CAP program for 2021 through 2023. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. The Company has an open tax audit in the Kingdom of Morocco for tax years ending prior to the Company’s ownership of the Moroccan legal entity. There are ongoing audits in other jurisdictions that are not material to the financial statements and the Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and years.

The Company operates under a tax holiday in Malaysia which is effective through September 30, 2024. The tax holiday is conditional upon remaining in good standing with the Malaysia taxing authorities, having at least 20% value-add, and having at least 30% of employees with a diploma/degree in science/technical discipline. The tax impact of this tax holiday has been $3.4, $3.0, and $3.4 for the twelve months ended December 31, 2023, 2022, and 2021, respectively.

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. As currently designed, Pillar Two will ultimately apply to worldwide operations. Considering the Company does not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax costs. There remains uncertainty as to the final Pillar Two model rules. The U.S. and global legislative action will be monitored for potential Pillar Two impacts.

21.   Equity

Employee Stock Purchase Plan

The Company maintains the Spirit AeroSystems Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on October 1, 2017 and was amended and restated on October 21, 2022. The ESPP is implemented over consecutive six-month offering periods, beginning on April 1 and October 1 of each year and ending on the last day of September and March, respectively. Shares are issued on the last trading day of each six-month offering period. Generally, any person who is employed by the Company, Spirit or by a subsidiary or affiliate of the Company that has been designated by the Compensation Committee may participate in the ESPP. As of December 31, 2023, the number of remaining ESPP shares available for future issuances was 271,776.

The maximum number of shares of the Company's Common Stock that may be purchased under the ESPP is 1,000,000 shares, subject to adjustment for stock dividends, stock splits or combinations of shares of the Company's stock. The per-share purchase price for the Company's Common Stock purchased under the ESPP is 85% of the lower of (a) the fair market value of a share on the first day of the applicable offering period or (b) the fair market value of a share on the applicable purchase date.

Dividends

On November 3, 2022, the Company announced that the Board had suspended payments of dividends. No dividends were paid during 2023. The Board regularly evaluates the Company's capital allocation strategy and dividend policy. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which the Company may be a party. No assurance can be given that cash dividends will be declared and paid at historical levels or at all.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Twelve Months Ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Loss available to common shareholders	$(616.2)	106.6	$(5.78)	$(545.7)	104.6	$(5.21)	$(540.8)	104.2	$(5.19)
Income allocated to participating securities	—	—		—	—		—	—
Net loss	$(616.2)			$(545.7)			$(540.8)
Diluted potential common shares
Diluted EPS
Net loss	$(616.2)	106.6	$(5.78)	$(545.7)	104.6	$(5.21)	$(540.8)	104.2	$(5.19)

Included in the outstanding common shares were 0.1 million, 0.4 million and 0.7 million of issued but unvested shares at December 31, 2023, 2022 and 2021, respectively, which are excluded from the basic EPS calculation.

Common shares of 2.0 million were excluded from diluted EPS as a result of incurring a net loss for the twelve-month period ended December 31, 2023, as the effect would have been antidilutive. Additionally, diluted EPS for the twelve-month period ended December 31, 2023 excludes 0.1 million shares that may be dilutive common shares in the future, but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Common shares of 0.6 million were excluded from diluted EPS as a result of incurring a net loss for the twelve-month period ended December 31, 2022, as the effect would have been antidilutive. Additionally, diluted EPS for the twelve-month period ended December 31, 2022 excluded 0.3 million shares that were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.
Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss, net of tax, is summarized by component as follows:

	December 31, 2023	December 31, 2022
Pension(1)	(18.7)	(95.4)
SERP/ Retiree medical	6.8	12.7
Derivatives - foreign currency hedge	2.2	(7.1)
Foreign currency impact on long term intercompany loan	(14.6)	(16.4)
Currency translation adjustment	(65.3)	(97.7)
Total accumulated other comprehensive loss	$(89.6)	$(203.9)

(1) The change in Pension related accumulated other comprehensive loss from December 31, 2022 to December 31, 2023 is primarily related to the termination of the PVP A plan. See Note 17, Pension and Other Post-Retirement Benefits.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Amortization or settlement cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the consolidated statements of operations was ($57.3), ($107.0) and $2.1 for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

Non-controlling Interest

Non-controlling interest at December 31, 2023 was $3.8, representing $0.5 non-controlling interest in the Company's KIESC subsidiary, the value of which remains unchanged from prior year, and a $3.3 non-controlling interest in the Company's subsidiary Spirit Evergreen Aftermarket Solutions Co., Ltd., a joint venture with Evergreen Technologies Corporation to provide MRO services to the Asia-Pacific market.

Common Stock Offering

On November 8, 2023, the Company entered into an underwriting agreement in connection with the registered public offering of 10,454,545 shares of the Company’s Class A common stock, including the underwriters’ option to purchase 1,363,636 additional shares of Class A common stock, at a price to the public of $22.00 per share of Class A common stock. On November 13, 2023, the Company issued and sold 10,454,545 shares of its Class A common stock pursuant to the Underwriting Agreement, which included the exercise in full of the underwriters’ option to purchase additional shares of Class A common stock. The net proceeds to the Company from the Common Stock Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $220.7 million.

Repurchases of Common Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of December 31, 2023, no treasury shares have been reissued or retired.

During the twelve-month periods ended December 31, 2023 and December 31, 2022 the Company purchased zero shares of its Common Stock under this share repurchase program. The total authorization amount remaining under the current share repurchase program is approximately $925.0. Share repurchases are currently on hold. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

During the twelve months ended December 31, 2023, 199,809 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards and restricted stock units under the Omnibus Plan.

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

On September 18, 2020, the Company and individual defendants filed a motion to dismiss the Consolidated Class Action. That motion was granted by the U.S. District Court on January 7, 2022, which denied leave to amend and dismissed the Consolidated Class Action with prejudice. On February 4, 2022, the plaintiffs in the Consolidated Class Action appealed this decision to the Tenth Circuit Court of Appeals (the “Appellate Court”). On August 21, 2023, the Appellate Court affirmed the dismissal of the Consolidated Class Action.

Following the dismissal of the Consolidated Class Actions, the Derivative Actions were voluntarily dismissed during December 2023; Derivative Action 1 on December 20, 2023, and Derivative Action 2 on December 29, 2023.

On May 3, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, its former Chief Executive Officer, Tom Gentile III, and its Senior Vice President and Chief Financial Officer, Mark J. Suchinski. The lawsuit was brought on behalf of certain purchasers of securities of the Company, who allege purported misstatements and omissions concerning alleged faulty production controls and the alleged incorrect installation of fittings on certain B737 MAX planes (the “Securities Class Action”). The specific claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and (ii) violations of Section 20(a) of the Exchange Act against the individual defendants. An Amended Complaint was filed on December 19, 2023. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously.

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

Spirit appealed the judgment to the Appellate Court. On February 27, 2023, the Appellate Court issued an opinion reversing the District Court decision and concluding that Lawson had violated the terms of the restrictive covenant and remanded for the District Court to address whether the restrictive covenant that Lawson violated was enforceable under Kansas law. On June 15, 2023, the District Court held that the restrictive covenant was enforceable as a matter of Kansas law. The District Court entered judgment in favor of Spirit on June 27, 2023. Lawson has appealed the District Court’s latest decision, and this matter is fully briefed by both parties before the Appellate Court. Spirit will continue to defend its position vigorously on appeal. A liability for the full amount of the award issued on October 19, 2021, plus accrued interest through March 28, 2023, was recognized and remains accrued in the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022.

From time to time, the Company receives requests for information from government agencies in connection with their regulatory or investigational authority. While certain requests of this type are received in the ordinary course of business, the Company has also received information and document requests related to the January 5, 2024 Alaska Airlines incident, the B737 MAX 9 door plug, and safety and quality processes in B737 MAX line production. These include requests to assist the

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
government in investigations or audits. The Company reviews such requests and notices and takes appropriate action. Additionally, the Company is subject to federal and state requirements for protection of the environment, including those for disposal of hazardous waste and remediation of contaminated sites. As a result, the Company is required to participate in certain government investigations regarding environmental remediation actions. The Company is currently unable to reasonably estimate any impact this incident, including any impacts of investigations, will have on our financial position, results of operations and cash flows.

In addition to the items addressed above, from time to time, the Company is subject to, and is presently involved in, litigation, legal proceedings, or other claims arising in the ordinary course of business. While the final outcome of the matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, the Company believes that, on a basis of information presently available, none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity.

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

On October 12, 2023, the Company entered into a Memorandum of Agreement (the “2023 MOA”) with Boeing. Among other things, the 2023 MOA includes a broad release of liability and claims through October 12, 2023, by both parties relating to Boeing's Commercial Airplanes division and its airplane programs under the General Terms Agreement for the B787 program and the General Terms Agreement for the B737, B747, B767, and B777 programs.

Commitments
The Company's future aggregate capital commitments totaled $129.8 and $110.2 at December 31, 2023 and December 31, 2022, respectively.

Contingencies

On October 12, 2023, the Company entered into the 2023 MOA with Boeing. Among other things, the 2023 MOA establishes certain recurring shipset price increases for the B787, and as a result the Company reversed certain liabilities, including $205.6 of forward losses and $154.6 of material right obligation related to the B787 program in the fourth quarter of 2023.

During the fourth quarter, the Company updated its estimated cost to satisfy customer firm orders on the A350 and A220 programs. Based on these estimates, and management’s evaluation of key macroeconomic assumptions including the probability that these performance obligations would be exercised, management determined that it is probable each of these programs' performance obligations will extend beyond the period of time for which the Company has previously recorded forward losses, which was previously the end of 2025. As a result, the Company recorded incremental forward losses in the fourth quarter of $12.0 on the A220 Wing program for production of expected firm orders through October 2027. Additional losses beyond what has been reserved could occur if there are unexpected changes to current assumptions in macroeconomic factors and the impact these may have on the Company's cost to complete all firm orders, ongoing pricing discussions with its customers, and increases to our customers’ firm orders. As a result, while the Company does not believe incremental losses beyond those currently recorded are evident, it is reasonably possible one or more of these programs could be performed at a loss incremental to forward losses previously recorded for production outside of the timeframe or for orders that may be placed in addition to those assessed as of December 31, 2023 highlighted above. The Company continues to evaluate all options to

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
reduce or eliminate recorded forward losses prospectively, including, but not limited to, continued active negotiations with its A220 and A350 customer, regarding, among other things, elements of price.

On April 12, 2023, the Company issued a notice of escapement to Boeing related to the quality issue on the B737 Vertical Fin Attach Fittings. The remediation of the quality issue requires the Company to rework B737 units within its production system and reimburse Boeing for repairs on previously delivered units in their factory and warranty costs related to units in service. As of June 29, 2023, the Company had completed the required rework on available units located at its factory in Wichita, KS. The impact to production costs is reflected within the reported total gross margins and did not materially change from the preliminary cost estimate of approximately $31.0 estimated as of March 31, 2023. The Company made an estimate of the cost to Boeing for the units repaired to date of $23.0 for the period ended June 29, 2023 and recorded this amount as contra revenue. On October 12, 2023, the Company entered into the 2023 MOA with Boeing. Among other things, the 2023 MOA includes a broad release of liability and claims through October 12, 2023, by both parties relating to Boeing's Commercial Airplanes division and its airplane programs under the General Terms Agreement for the B787 program and the General Terms Agreement for the B737, B747, B767, and B777 programs. As a result, the Company reversed the $23.0 contra revenue adjustment recorded in the three months ended June 29, 2023 during the three months ending December 31, 2023.

Guarantees

Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $23.1 and $13.9 at December 31, 2023 and December 31, 2022, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $22.3 and $19.6 of restricted cash as of December 31, 2023 and December 31, 2022, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in "Other assets" in the Company's Consolidated Balance Sheet.

Indemnification

The Company has entered into customary indemnification agreements with its directors, and its bylaws and certain executive employment agreements include indemnification and advancement provisions. Under the bylaws and any applicable agreement, the Company agrees to indemnify individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regard to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims; however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $2.3 as of December 31, 2023 and December 31, 2022. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however the

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $3.4 as of December 31, 2023 and December 31, 2022.

The following is a roll forward of the service warranty and extraordinary rework balance at December 31, 2023, 2022 and 2021:

	2023	2022	2021
Balance, January 1	$74.9	$71.3	$76.9
Charges to costs and expenses	10.2	6.7	12.3
Payouts	(2.7)	(2.7)	(17.7)
Exchange rate	0.3	(0.4)	(0.2)
Balance, December 31	$82.7	$74.9	$71.3

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
Spirit recorded the property net of a finance lease obligation to repay the IRB proceeds on its balance sheet. Gross assets and liabilities associated with these IRBs were $333.7 and $393.2 as of December 31, 2023 and December 31, 2022, respectively.

23.   Other (Expense) Income, Net

Other (expense) income, net is summarized as follows:

	For the Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Kansas Development Finance Authority bond	$2.9	$2.4	$2.8
Pension (loss) income (1)	(52.0)	(30.2)	150.1
Interest income	12.9	6.2	1.8
Gain (loss) on foreign currency forward contract and interest rate swaps	0.5	(17.1)	(1.0)
Loss on sale of accounts receivable	(52.4)	(23.4)	(6.7)
Foreign currency gains (losses) (2)	(13.9)	21.6	1.4
Excise tax on pension assets reversion (3)	(37.7)	(6.8)	—
Gain on settlement of financial instrument (4)	—	20.7	—
Other (5)	(0.7)	12.5	(1.8)
Total Other (Expense) Income, net	$(140.4)	$(14.1)	$146.6

(1) Pension expense for the twelve months ended December 31, 2023 includes $59.6 of settlement loss. See also Note 17 Pension and Other Post-Retirement Benefits. Pension expense for the twelve months ended December 31, 2022 includes a $73.5 non-cash, pre-tax non-operating charge for amortization of prior service costs and $33.3 of settlement loss. See also Note 17 Pension and Other Post-Retirement Benefits. Pension income for the twelve months ended December 31, 2021 includes $119.8 of income related to pension plans for current and former employees at the Belfast location, including the impact of the closure of the Shorts Pension which resulted in a curtailment gain of $61.0 for the twelve months ended December 31, 2021.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
(3) Excise tax related to the reversion of excess plan assets for the twelve months ended December 31, 2023 and 2022. See Note 17 Pension and Other Post-Retirement Benefits.
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
(5) The twelve-month period ended December 31, 2022 includes a gain of $10.0 related to the termination of a previously existing joint venture agreement within the period.

24.   Significant Concentrations of Risk

Economic Dependence

The Company’s largest customer, Boeing, accounted for approximately 64%, 60%, and 56% of the revenues for the twelve months ended December 31, 2023, 2022, and 2021, respectively. Approximately 23% and 28% of the Company's accounts receivable balance at December 31, 2023, and 2022, respectively, was attributable to Boeing.

The Company’s second largest customer, Airbus, accounted for approximately 19%, 22%, and 24% of the revenues for the twelve months ended December 31, 2023, 2022, and 2021, respectively. Approximately 33% and 36% of the Company's accounts receivable balance at December 31, 2023, and 2022, respectively, was attributable to Airbus.

Employees

At December 31, 2023, the Company had approximately 20,655 employees: approximately 14,780 located in its six U.S. facilities, approximately 3,400 located in its Belfast facilities, approximately 1,120 located at its Prestwick facility, approximately 1,000 located in its Malaysia facility, approximately 220 located in its Morocco facility, and approximately 135 located in its France facility. Of the employees located in the Company's six U.S. facilities, approximately 12,590 were located in Wichita, Kansas; approximately 1,110 were located in Tulsa Oklahoma; approximately 590 were located in Kinston, North Carolina; approximately 350 were located in Biddeford, Maine; approximately 100 were located in Dallas, Texas; and approximately 40 were located in Woonsocket, Rhode Island.

Approximately 80% of the Company’s U.S. employees are represented by unions. Approximately 57% of U.S. employees are represented by the International Association of Machinists and Aerospace Workers (IAM) collective bargaining agreement. There are two IAM collective bargaining agreements that will expire in June 2027 and November 2027, respectively. Approximately 16% of the Company's U.S. employees are represented by the Society of Professional Engineering Employees in Aerospace (SPEEA) collective bargaining agreement. There are two SPEEA agreements that will expire in December 2024 and January 2026, respectively. Approximately 6% of the Company's U.S. employees are represented by the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (UAW) collective bargaining agreement that will expire in December 2025. Approximately 1% of the Company's U.S. employees are represented by an International Brotherhood of Electrical Workers (IBEW) collective bargaining agreement that will expire in September 2027.

Approximately 93% of the Company's Prestwick employees are part of the collective bargaining group represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union. These agreements cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. In the first quarter of 2021, the Company negotiated and agreed with Unite, a three-year extension to the pay agreements which are effective from January 2023 to December 2025. The elements of the contract extension remain the same as those in the ten-year agreements.

In the U.K. (Belfast), approximately 85% of the employees are part of the collective group represented by the Trade Unions. Unite the Union is the largest representing approximately 94% of unionized employees, with General, Municipal, Boilermakers making up the balance. The current agreement covered the period from January 2020 to December 2023 and negotiations for a new agreement will start in early 2024.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

In France, the Company's employees are represented by CFTC (“Confédération Française des Travailleurs Chrétiens" or "French Confederation of Christian Workers”) and FO (“Force Ouvrière" or "Labor Force”). The Company negotiates yearly on compensation and once every four years on issues related to gender equality and work-life balance. The next election to determine union representation will occur in July 2027.

In Morocco, approximately 59% of the Company's employees are represented by Union Marocain du Travail ("UMT"). The Company negotiated a three year agreement with UMT that expires in December 2025.

None of the Company's Malaysia employees are currently represented by a union.

25.   Supplemental Balance Sheet Information

Accrued expenses and other liabilities consist of the following:

	December 31, 2023	December 31, 2022
Accrued expenses
Accrued wages and bonuses	$63.3	$56.3
Accrued fringe benefits	118.0	110.7
Accrued payroll taxes	10.0	8.6
Accrued interest	34.1	31.6
Workers' compensation	9.4	7.6
Property and sales tax	26.0	23.4
Warranty/extraordinary rework reserve — current	1.0	1.5
Former executive officer liability(4)	47.5	47.0
Other(1)	110.8	125.0
Total	$420.1	$411.7
Other liabilities
Customer financing(2)	$180.0	$—
Warranty/extraordinary rework reserve - non-current	81.7	73.4
Other(3)	53.8	68.2
Total	$315.5	$141.6

(1)Balance as of December 31, 2023 includes $70.0 of general and production material accruals and $18.8 of B787 program liabilities. Balance as of December 31, 2022 includes $86.1 of general and production material accruals and $13.3 of B787 program liabilities.
(2)Balance as of December 31, 2023 is related to the customer financing of $180.0 from Boeing received in the twelve months ending December 31, 2023. Per the original terms of the agreement, $90.0 of the advance was to be repaid in the first quarter of 2024 and the other $90.0 of the advance was to be repaid in 2025. Per the terms of the 2023 MOA signed with Boeing on October 12, 2023, the repayment dates were amended to delay the payments such that $90.0 is payable in December 2025 and the remaining $90.0 is payable in equal $45.0 installments in December 2026 and 2027.
(3)Balance as of December 31, 2023 includes $8.0 of deferred grant in Morocco, $1.3 various tax credits, $11.8 of estimated workers compensation liability, $17.3 of provisions related to the suspension of activities in Russia, and $9.2 of deferred compensation. Balance as of December 31, 2022 includes $8.2 of deferred grant in Morocco, $8.3 various tax credits, $10.7 of estimated workers compensation liability, $8.5 earn-out provision, $17.8 of provisions related to the suspension of activities in Russia, and $8.0 of deferred compensation.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
26.   Segment and Geographical Information

The Company operates in three principal segments: Commercial, Defense & Space and Aftermarket. Approximately 83% of the Company's net revenues for the twelve months ended December 31, 2023 came from the Company's two largest customers, Boeing and Airbus. Boeing represents a substantial portion of the Company's revenues across segments. Airbus also represent a substantial portion of revenues in the Commercial segment. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.

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

The Company’s Commercial segment includes design and manufacturing of forward, mid and rear fuselage sections and systems, struts/pylons, nacelles (including thrust reversers) and related engine structural components, wings and wing components (including flight control surfaces), as well as other miscellaneous structural parts for large commercial aircraft and/or business/regional jets. Sales from this segment are primarily to the aircraft OEMs or engine OEMs of large commercial aircraft and/or business/regional jet programs. Approximately 70%, 65%, and 60% of Commercial segment net revenues came from the Company's contracts with Boeing for the twelve months ended December 31, 2023, 2022, and 2021, respectively. Approximately 23%, 27%, and 30% of Commercial segment net revenues came from the Company's contracts with Airbus for the twelve months ended December 31, 2023, 2022, and 2021, respectively. The Commercial segment manufactures products at the Company's facilities in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia. The Commercial segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

The Company's Defense & Space segment includes design and manufacturing of fuselage, strut, nacelle, and wing aerostructures (primarily) for U.S. Government defense programs, including Boeing P-8, C40, and KC-46 Tanker, which are commercial aircraft that are modified for military use. The segment also includes fabrication, bonding, assembly, testing tooling, processing, engineering analysis, and training on fixed wing aircraft aerostructures, missiles and hypersonics work, including solid rocket motor throats and nozzles and re-entry vehicle thermal protections systems, and forward cockpit and cabin, and fuselage work on rotorcraft aerostructures. Sales from this segment are primarily to the prime contractors on various U.S. Government defense program contracts for which the Company is a sub-contractor. A significant portion of the Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. Approximately 34%, 34%, and 36% of Defense & Space segment net revenues came from the Company's contracts with an individual customer for the twelve months ended December 31, 2023, 2022, and 2021, respectively. In addition, a customer accounted for approximately 26%, 30%, and 39% of Defense & Space segment net revenues for the twelve months ended December 31, 2023, 2022, and 2021, respectively. The Defense & Space segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Biddeford, ME; Woonsocket, RI; Belfast, Northern Ireland; and Prestwick, Scotland.

The Company's Aftermarket segment includes design, manufacturing, and marketing of spare parts and maintenance, repair, and overhaul (“MRO”) services, repairs for flight control surfaces and nacelles, radome repairs, rotable assets, engineering services, and advanced composite repair. Approximately 47%, 48%, and 44% of Aftermarket segment net revenues came from the Company's contracts with a single customer for the twelve months ended December 31, 2023, 2022, and 2021, respectively. The Aftermarket segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; and Belfast, Northern Ireland.

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

The following table shows segment revenues and operating income for the twelve months ended December 31, 2023, 2022 and 2021:

	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Segment Revenues
Commercial	$4,885.0	$4,068.4	$3,128.1
Defense & Space	789.0	649.8	585.0
Aftermarket	373.9	311.4	239.9
	$6,047.9	$5,029.6	$3,953.0
Segment Operating (loss) income (1)
Commercial(2)	$66.0	$(82.9)	$(220.6)
Defense & Space(3)	44.7	72.8	44.3
Aftermarket(4)	82.4	58.5	50.3
	193.1	48.4	(126.0)
Corporate SG&A	(281.9)	(279.2)	(279.9)
Research and development	(45.4)	(50.4)	(53.3)
Total operating (loss) income	$(134.2)	$(281.2)	$(459.2)

(1)Inclusive of forward losses, changes in estimate on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2023, 2022, and 2021 are further detailed in Note 5, Changes in Estimates.
(2)The twelve months ended December 31, 2023 includes excess capacity costs of $177.3 related to temporary B737 MAX, A320 and A220 production schedule changes, costs of $8.1 related to temporary production pause, and $6.3 of restructuring costs. The twelve months ended December 31, 2022 includes the impact of $24.7 in relation to the suspension of activities in Russia, excess production capacity costs of $149.5 related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $9.6 for workforce adjustments as a result of COVID-19 production pause, net of a U.S. employee retention credit and U.K. government subsidies, $0.2 of restructuring costs, and a net offset of $25.7 related to AMJPP and other costs. The twelve months ended December 31, 2021 includes excess capacity production costs of $206.7 related to the temporary B737 MAX and A220 production schedule changes, abnormal costs of $12.0 for workforce adjustments as a result of COVID-19 production pause, net of U.S. employee retention credit and U.K. government subsidies, $6.8 of restructuring costs, and a $35.9 offset related to AMJPP.
(3)The twelve months ended December 31, 2023 includes excess capacity production costs of $6.8 related to the temporary B737 production schedule changes, costs of $0.2 related to temporary production pause, and $0.9 of restructuring costs. The twelve months ended December 31, 2022 includes excess capacity production costs of $7.8, $0.0 of restructuring costs, and a $2.3 offset related to AMJPP. The twelve months ended December 31, 2021 includes excess capacity costs of $10.8 related to the temporary B737 production schedule changes, $1.1 of restructuring costs, and a $3.0 offset related to AMJPP.
(4)The twelve months ended December 31, 2023 includes ($2.4) of benefit related to the settlement of a contingent consideration obligation related to the Applied Aerodynamics acquisition. The twelve months ended December 31, 2022 includes the impact of $4.4 in relation to the suspension of activities in Russia, $0.0 of restructuring costs, and a $1.9 offset related to AMJPP. The twelve months ended December 31, 2021 includes $0.3 of restructuring costs and a $2.2 offset related to AMJPP.

Most of the Company’s revenue is obtained from sales inside the U.S. However, the Company does generate international sales, primarily from sales to Airbus. The following chart illustrates the split between domestic and foreign revenues:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$4,667.1	77%	$3,814.5	76%	$2,822.2	71%
International
United Kingdom	582.5	10%	632.8	13%	580.4	15%
Other	798.3	13%	582.3	11%	550.4	14%
Total International	1,380.8	23%	1,215.1	24%	1,130.8	29%
Total Revenues	$6,047.9	100%	$5,029.6	100%	$3,953.0	100%

(1)Net Revenues are attributable to countries based on destination where goods are delivered.

As of December 31, 2023, most of the Company’s property, plant and equipment are located within the U.S. Approximately 18% of the Company's property, plant and equipment based on book value are located in the U.K., with approximately another 5% of the Company's total property, plant and equipment located in countries outside the U.S. and the U.K. The following chart illustrates the split between domestic and foreign assets:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
Asset Location	Total PPE	Percent of PPE	Total PPE	Percent of Total PPE	Total PPE	Percent of Total PPE
United States	$1,605.0	77%	$1,708.2	78%	$1,833.7	77%
International
United Kingdom	384.0	18%	404.1	18%	451.3	19%
Other	95.2	5%	93.6	4%	100.5	4%
Total International	479.2	23%	497.7	22%	551.8	23%
Total Property, Plant & Equipment	$2,084.2	100%	$2,205.9	100%	$2,385.5	100%
.

27.  Restructuring Costs

The Company's results of operations for twelve months ended December 31, 2023 include restructuring costs related to the Voluntary Separation Program (“VSP”) that was offered to reduce structural costs by reducing indirect headcount. Participants in the VSP received a lump sum severance payment based on their years of Company service.

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

Restructuring costs are presented separately as a component of operating loss on the Consolidated Statements of Operations. Total restructuring costs were $7.2 and $0.2 for the twelve months ended December 31, 2023 and December 31, 2022, respectively. For the twelve months ended December 31, 2021, total restructuring costs were $8.2, comprised largely of costs related to McAlester and San Antonio site closures.

The costs of the restructuring plan are included in segment operating margins. The total amount for the twelve months ended December 31, 2023 for each segment was $6.3 for the Commercial Segment and $0.9 for the Defense & Space Segment.

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

28.  Acquisitions

T.E.A.M., Inc.

On November 23, 2022, Spirit AeroSystems Textiles, LLC ("Spirit Textiles"), a fully owned subsidiary of Spirit AeroSystems, Inc. closed its purchase of substantially all of the assets and all of the liabilities of T.E.A.M., Inc., a Rhode Island corporation, which is engaged in the business of manufacturing and engineering textiles, composites, and textile and composite products, for cash consideration of $31.3. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill, which is fully allocated to the Defense & Space segment. As of December 31, 2022, the Company had preliminarily concluded, but not finalized, its assessment and purchase price allocation of the acquisition. The final fair value determination is subject to a contractual post-closing working capital true-up, which the Company concluded in the first quarter of 2023. The final purchase price allocation resulted in $0.6 adjustments to the assets acquired and the liabilities assumed that were recorded as of the acquisition date, which were included in the Consolidated Balance Sheet as of December 31, 2022. The adjusted assets acquired and the liabilities assumed included $8.3 of property, plant and equipment, $1.7 of working capital, $13.5 of intangible assets and $7.7 allocated to goodwill, which is expected to be deductible for tax purposes. Operating income is immaterial and reported within the Defense & Space segment.

Acquisition-related expenses were $1.2 for the twelve months ended December 31, 2022, and are included in selling, general and administrative costs on the Consolidated Statements of Operations. There were no acquisition-related expenses for the twelve months ended December 31, 2023.

29. Supplier Financing

The Company has provided certain suppliers with access to a supply chain financing program through facilities with third-party financing institutions. The Company’s suppliers’ ability to access the program is primarily dependent upon the strength of the Company’s financial condition and certain qualifying criteria. The program allows these suppliers to monetize their receivables prior to the contractual payment date, subject to a payment of a discount. The capacity of the program is limited to $127.5 at any point in time. If a supplier’s request exceeds the program limit, then it will be honored when capacity is available. Under the supply chain financing program, the Company agrees to pay the third-party financing institution the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, and suppliers have the ability to be paid from the third-party financing institution on an accelerated basis. The Company’s suppliers’ election to sell one or more of the Company’s confirmed obligations under the supply chain financing program is optional. The Company’s responsibility is limited to making payment on the terms originally negotiated with its suppliers for up to 120 days, regardless of whether the suppliers elect to sell their receivables to the third-party financing institution. Within the current population of qualified suppliers, there are no payment discounts offered or taken at any point by the financing institution or by the Company. The Company or the third-party financing institution may terminate the agreement upon at least 45 days’ notice.

The balance of confirmed obligations outstanding to suppliers who elect to participate in the supply chain financing program is included in the Company’s Accounts payable balance on the Company’s Consolidated Balance Sheets. The changes in each period primarily reflect purchases from suppliers related to production levels during the respective periods and are summarized as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

For the Twelve Months Ended
December 31, 2023
Confirmed obligations outstanding, beginning of period	$102.0
Invoices confirmed during the year	496.2
Invoices paid during the year	(442.6)
Confirmed obligations outstanding, end of period	$155.6

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management with the participation of our President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 and has concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP, as stated in their report appearing herein.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Spirit AeroSystems Holdings, Inc. internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit AeroSystems Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Spirit AeroSystems Holdings, Inc. as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

February 22, 2024

Item 9B.    Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K and is incorporated by reference herein. The information otherwise required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be provided in the Company’s proxy statement for its 2024 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year (the “2024 Proxy Statement”) and is incorporated by reference herein.
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

Item 11.    Executive Compensation
The information required by Item 402 and Item 407(e)(4) and (e)(5) of Regulation S-K will be provided in the 2024 Proxy Statement and is incorporated by reference herein.

Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under Item 407(e)(5) incorporated by reference from the 2024 Proxy Statement shall not be deemed to be “soliciting material,” or to be “filed” with the SEC, or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the securities authorized for issuance under equity compensation plans included in Part II, Item 5 of this Annual Report is incorporated by reference herein. The information required by Item 403 of Regulation S-K will be provided in the 2024 Proxy Statement and is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be provided in the 2024 Proxy Statement and is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A will be provided in the 2024 Proxy Statement and is incorporated by reference herein.

Part IV
Item 15.    Exhibits and Financial Statement Schedules

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
3.1	Third Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 1, 2017, Exhibit 3.1
3.2	Tenth Amended and Restated Bylaws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed January 27, 2023, Exhibit 3.1
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Description of Spirit AeroSystems Holdings, Inc. Securities Registered under Section 12 of the Exchange Act.	*
4.3	Indenture dated as of June 1, 2016, governing the 3.850% Senior Notes due 2026, by and among Spirit, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.1
4.4	Form of 3.850% Senior Note due 2026	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.2
4.5	Supplemental Indenture, dated December 5, 2016, governing the 3.850% Senior Notes due 2026	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 4.9
4.6	Second Supplemental Indenture, dated as of February 24, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 4.1
4.7	Third Supplemental Indenture, dated as of April 17, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.3
4.8	Fourth Supplemental Indenture, dated as of October 5, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.3
4.9	Indenture, dated as of May 30, 2018, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and the Bank of New York Mellon Trust Company.	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.1
4.10	Form of 4.600% Senior Note due 2028	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.4
4.11	Indenture, dated as of October 5, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.1

4.12	Form of 5.500% Senior Secured First Lien Notes due 2025	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)
4.13	Fifth Supplemental Indenture, dated as of November 23, 2022, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 4.3
4.14	First Supplemental Indenture, dated as of November 23, 2022, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 4.4
4.15	Indenture, dated as of November 23, 2022, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 4.1
4.16	Form of 9.375% Senior Secured First Lien Notes due 2029.	Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 4.1 (included as Exhibit A to Exhibit 4.1)
4.17
Indenture, dated as of November 13, 2023, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
Current Report on Form 8-K (File No. 001-33160), filed November 13, 2023, Exhibit 4.1
4.18	Form of 3.250% Exchangeable Senior Notes due 2028.	Current Report on Form 8-K (File No. 001-33160), filed November 13, 2023, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)
4.19
Indenture, dated as of November 21, 2023, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent.
Current Report on Form 8-K (File No. 001-33160), filed November 21, 2023, Exhibit 4.1
4.20	Form of 9.750% Senior Secured Second Lien Notes due 2030.	Current Report on Form 8-K (File No. 001-33160), filed November 21, 2023, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)
4.21
Sixth Supplemental Indenture, dated as of November 21, 2023, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust, N.A., as trustee
Current Report on Form 8-K (File No. 001-33160), filed November 21, 2023, Exhibit 4.3

10.1	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.2†	Spirit AeroSystems Holdings, Inc. Amended and Restated Deferred Compensation Plan, As Amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.34
10.3†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Director Stock Plan	Registration Statement on Form S-8 (File No. 333-150402), filed April 23, 2008, Exhibit 10.1
10.4†	Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan	Registration Statement on Form S-8 (File No. 333-195790), filed May 8, 2014, Exhibit 10.1.
10.5†	First Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.1
10.6†	Second Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated October 23, 2019	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.5

10.7†	Employment Agreement between Spirit AeroSystems, Inc. and Samantha Marnick, effective as of February 22, 2006 and annual Executive Compensation Letter, dated May 3, 2013	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 2, 2014, Exhibit 10.1
10.8†	Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.44
10.9†	Amendment to Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.45
10.10†	Employment Agreement, dated September 12, 2013, between Spirit AeroSystems, Inc. and Kevin Matthies	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 3, 2022, Exhibit 10.1
10.11†	Retirement Agreement and General Release between Spirit AeroSystems, Inc. and Duane Hawkins, dated January 16, 2023.	Current Report on Form 8-K (File No. 001-33160), filed January 16, 2023, Exhibit 10.1
10.12†	Employment Agreement, dated as of February 13, 2016, between Spirit AeroSystems, Inc. and Thomas C. Gentile III	Current Report on Form 8-K (File No. 001-33160), filed February 16, 2016, Exhibit 10.1
10.13†	Employment Agreement between Spirit AeroSystems, Inc. and Bill Brown, effective as of May 5, 2014	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.17
10.14†	Employment Agreement between Spirit AeroSystems, Inc. and Alan Young, effective as of November 8, 2013	*
10.15†	Service Agreement between Spirit AeroSystems, Inc. and Scott McLarty, effective as of December 16, 2011	*
10.16†	Employment Agreement, dated January 29, 2020, between Spirit AeroSystems, Inc. and Mark Suchinski.	Current Report on Form 8-K (File No. 001-33160), filed January 30, 2020, Exhibit 10.1
10.17†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.3
10.18†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Plan, as amended and restated effective January 23, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.1
10.19†	Short-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.4
10.20†	Director Stock Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective April 28, 2021	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.1
10.21†	Non-Employee Director Compensation Overview Effective with 2021-2022 Term	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2021, Exhibit 10.1
10.22†	Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 25, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.5
10.23†	Amended and Restated Employee Stock Purchase Plan, effective October 26, 2021	Annual Report on Form 10-K (File No. 001-33160), filed February 15, 2022, Exhibit 10.22
10.24†	Form of Time-Based Restricted Stock Award Agreement	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.20
10.25†	Form of Time-Based Restricted Stock Unit Award Agreement (U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.2
10.26†	Form of Performance-Based Restricted Stock Award Agreement	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.21
10.27†	Form of Performance-Based Restricted Stock Unit Award Agreement (U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.3

10.28†	Form of Non-Employee Director Award Agreement	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.4
10.29†	Form of Time-Based Restricted Stock Unit Award Agreement (Non-U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.5
10.30†	Form of Performance-Based Restricted Stock Unit Award Agreement (Non-U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.6
10.31††	Memorandum of Agreement, dated as of October 12, 2023, by and between Spirit AeroSystems, Inc. and The Boeing Company.	Current Report on Form 8-K (File No. 001-33160), filed October 18, 2023, Exhibit 10.1
10.32†	Separation Agreement and General Release, dated September 30, 2023, by and between Thomas C. Gentile III and Spirit AeroSystems, Inc.	Current Report on Form 8-K (File No. 001-33160), filed October 2, 2023, Exhibit 10.1
10.33†	Employment Agreement, dated September 30, 2023, by and between Patrick M. Shanahan and Spirit AeroSystems, Inc.	Current Report on Form 8-K (File No. 001-33160), filed October 2, 2023, Exhibit 10.2
10.34†	Perquisite Allowance Plan	*
10.35†	Second Amended and Restated Credit Agreement, dated as of July 12, 2018, among Spirit AeroSystems Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein	Current Report on Form 8-K (File No. 001-33160), filed July 13, 2018, Exhibit 10.1
10.36	First Amendment to the Second Amended and Restated Credit Agreement, dated as of February 24, 2020, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 10.1
10.37	Delayed Draw Term Loan Credit Agreement, dated as of February 24, 2020, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, Spirit AeroSystems North Carolina, Inc., as subsidiary guarantor, and the lenders party thereto, Bank of America, N.A., as administrative agent.	Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 10.2
10.38	Second Amendment, dated as of March 30, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.8
10.39	Third Amendment, dated as of April 10, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.9
10.40	Fourth Amendment, dated as of April 13, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 10.1
10.41	Fifth Amendment, dated as of April 20, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.12

10.42	Sixth Amendment, dated as of July 31, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, Spirit AeroSystems North Carolina, Inc., as a guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed August 3, 2020, Exhibit 10.1
10.43	Term Loan Credit Agreement, dated as of October 5, 2020, by and among Spirit AeroSystems, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent.	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 10.1
10.44	First Refinancing, Incremental Assumption and Amendment Agreement, dated as of November 15, 2021, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc. and Spirit AeroSystems North Carolina, Inc., each as a guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent.	Current Report on Form 8-K (File No. 001-33160), filed November 15, 2021, Exhibit 10.1
10.45	Second Refinancing Amendment to Term Loan Credit Agreement, dated as of November 23, 2022, among Spirit AeroSystems, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.	Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 10.1
10.46††	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.47††	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.48††	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.49††	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.50††	Special Business Provisions (Sustaining), as amended through February 6, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.17
10.51††	Amendment 9 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 4, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.1
10.52††	Amendment 10 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 26, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.2
10.53††	Amendment 2, dated March 4, 2011, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.2
10.54††	Amendment 3, dated January 30, 2014, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 15, 2022, Exhibit 10.52
10.55	Amendment 4, dated January 18, 2021, to General Terms Agreement BCA-65530-0016 between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.11
10.56	Amendment 5, dated January 30, 2022, to General Terms Agreement BCA-65530-0016, dated June 17, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 4, 2022, Exhibit 10.1

10.57††	Amendment 6, dated July 10, 2023, to General Terms Agreement BCA-65530-0016, dated June 17, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 1, 2023, Exhibit 10.2
10.58	Amendment 7, dated December 21, 2023, to General Terms Agreement BCA-65530-0016, dated June 17, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	*
10.59††	Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of March 9, 2012, amending Special Business Provisions (Sustaining)	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.4
10.60††	Memorandum of Agreement (737 MAX Non-Recurring Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 7, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.2
10.61††	Memorandum of Agreement (Pricing Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 8, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.3
10.62††	Amendment 11 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of March 10, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2015, Exhibit 10.1
10.63††	Amendment 12 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 9, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.1
10.64††	Amendment 13 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 4, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.57
10.65††	Amendment 14 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 21, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.2
10.66††	Amendment 17 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 23, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.58
10.67††	Amendment 20 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.59
10.68††	Amendment 21 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of May 9, 2016	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.4
10.69††	Amendment 22 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.53
10.70††	Amendment 23 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 16, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.54
10.71††	Amendment 24 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 20, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.55
10.72††	Amendment 25 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 16, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.7
10.73††	Amendment 26 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 23, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.8
10.74††	Amendment 27 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 31, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.9
10.75††	Amendment 28 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 22, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.1

10.76††	Amendment 29 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 20, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.2
10.77††	Amendment 30 to Special Business Provisions (SBP) MS-65530-0016, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.2
10.78††	Amendment 31 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 18, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.59
10.79††	Amendment 32 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 15, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.60
10.80††	Amendment 33 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 30, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.61
10.81††	Amendment 34 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of February 23, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 3, 2018, Exhibit 10.1
10.82††	Amendment 35 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of April 18, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.4
10.83††	Amendment 36 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 20, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.5
10.84††	Amendment 37 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2018, Exhibit 10.1
10.85††	Collective Resolution Memorandum of Understanding between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 1, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.3
10.86††	Amendment 38 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.67
10.87††	Amendment 39 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.68
10.88††	Collective Resolution 2.0 Memorandum of Agreement between the Boeing Company and Spirit AeroSystems, Inc., dated as of December 21, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.69
10.89††	Amendment 40 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of January 30, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.5
10.90††	Amendment 41 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 29, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.6
10.91††	Memorandum of Agreement between the Boeing Company and Spirit AeroSystems, Inc., 737 Production Rate Adjustments, dated as of April 12, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.1
10.92††	Amendment 43 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 22, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.2
10.93††	Amendment 44 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 19, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.1
10.94††	Amendment 45 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.69
10.95††	Amendment 46 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.70

10.96††	Amendment 47 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 5, 2020.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.7
10.97††	Amendment 48 to Special Business Provisions (SBP) MS-65530-0016 between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.8
10.98††	Amendment 49 to Special Business Provisions (SBP) MS-65530-0016 between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 4, 2022, Exhibit 10.4
10.99††	Amendment 50 to Special Business Provisions (SBP) MS-65530-0016 between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2022, Exhibit 10.2
10.100††	Amendment 51 to Special Business Provisions (SBP) BCA-MS-65530-0016, dated January 4, 2023, by and between Spirit AeroSystems, Inc. and The Boeing Company.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 3, 2023, Exhibit 10.1
10.101††	Amendment 52, dated December 21, 2023, to Special Business Provisions MS-65530-0016, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	*
10.102††	Memorandum of Agreement, dated February 6, 2020, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.13
10.103††	737 Production Rate Adjustment and Other Settlements Memorandum of Agreement, dated May 5, 2020, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.6
10.104††
B787 General Terms Agreement BCA-65520-0032 between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the General Terms Agreement, dated June 16, 2005, Amendment 1 thereto, dated June 19, 2009, and Amendment 2 thereto, dated May 12, 2011
Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.3

10.105	Amendment 3, dated January 19, 2021, to General Terms Agreement BCA-65520-0032 Between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.10
10.106	Amendment 4, dated December 21, 2023, to General Terms Agreement BCA-65520-0032, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	*

10.107††	B787 Special Business Provisions BCA-MS-65530-0019, dated August 20, 2012, between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the Special Business Provisions, dated June 16, 2005, and Amendments 1 through 19 thereto	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.4
10.108††	Amendment 20 to B787 Special Business Provisions BCA-MS-65530-0019, dated June 5, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.5
10.109††	Amendment 21 to B787 Special Business Provisions BCA-MS-65530-0019, dated July 1, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.6
10.110††	Amendment 22 Revision 1 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 4, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.7
10.111††	Amendment 23 to B787 Special Business Provisions BCA-MS-65530-0019, dated August 3, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.8

10.112††	Amendment 24 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 16, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.9
10.113††	Amendment 25 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.10
10.114††	Amendment 26 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated December 14, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.71
10.115††	Amendment 27 to B787 Special Business Provisions BCA-MS-65530-0019, between The Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2018, Exhibit 10.2
10.116††	Amendment 28 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 30, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.4
10.117††	Amendment 29 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 14, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.3
10.118††	Amendment 30 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 12, 2019.	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.2
10.119††	Amendment 31 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.84
10.120††	Amendment 32 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of April 15, 2020.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.8
10.121††	Amendment 33 to Special Business Provisions (SBP) BCA-MS-65530-0019 between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.9
10.122††	Amendment No. 34 to Special Business Provisions (SBP) BCA-MS-65530-0019, dated June 30, 2021, by and between Spirit AeroSystems, Inc. and The Boeing Company	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2021, Exhibit 10.2
10.123††	Amendment No. 35 to Special Business Provisions (SBP) BCA-MS-65530-0019, dated June 30, 2021, by and between Spirit AeroSystems, Inc. and The Boeing Company	Annual Report on Form 10-K (File No. 001-33160), filed February 15, 2022, Exhibit 10.113
10.124††	Amendment 36 to Special Business Provisions (SBP) BCA-MS-65530-0019, dated February 9, 2022, by and between Spirit AeroSystems, Inc. and The Boeing Company	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 4, 2022, Exhibit 10.3
10.125††	Amendment 37, dated August 24, 2022, to Special Business Provisions (SBP) BCA-MS-65530-0019, dated June 16, 2005, by and between Spirit AeroSystems, Inc. and The Boeing Company	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2022, Exhibit 10.1
10.126††	Amendment 38, dated July 10, 2023, to Special Business Provisions BCA-MS-65530-0019, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 1, 2023, Exhibit 10.1
10.127††	Amendment 39, dated December 21, 2023, to Special Business Provisions BCA-MS-65530-0019, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	*

10.128	737 Recalculated Pre-Payment Letter Agreement, dated February 5, 2021, by and between Spirit AeroSystems, Inc. and The Boeing Company	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2021, Exhibit 10.3
10.129††	Agreement for the Sale and Purchase of (1) the Entire Issued Share Capital of Short Brothers plc and Bombardier Aerospace North Africa SAS and (2) Certain Other Assets, dated October 31, 2019, by and between Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc., Bombardier Services Corporation, Spirit AeroSystems Global Holdings Limited, and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.94
10.130	Deed of Amendment, dated as of October 16, 2020, by and among Spirit AeroSystems, Inc. and Spirit AeroSystems Global Holdings Limited, and Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation.	Current Report on Form 8-K (File No. 001-33160), filed October 30, 2020, Exhibit 10.2
10.131	Amendment, dated as of October 26, 2020, by and among Spirit AeroSystems, Inc., and Spirit AeroSystems Global Holdings Limited, and Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation.	Current Report on Form 8-K (File No. 001-33160), filed October 26, 2020, Exhibit 10.1)
10.132†	Separation Agreement and General Release, dated as of January 26, 2023, by and among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and Kevin Matthies.	Current Report on Form 8-K (File No. 001-33160), filed January 27, 2023, Exhibit 10.1)
10.133†	Amended and Restated Employee Stock Purchase Plan, effective October 21, 2022.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 3, 2023, Exhibit 10.2
10.134†	Amended and Restated 2014 Omnibus Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 2, 2023, Exhibit 10.1
10.135	Separation Agreement and General Release, dated November 30, 2023, by and between Samantha J. Marnick and Spirit AeroSystems, Inc.	Current Report on Form 8-K (File No. 001-33160), filed December 1, 2023, Exhibit 10.1
10.136†	Spirit AeroSystems Holdings, Inc. amended and restated 2014 omnibus incentive plan form of time-based restricted stock unit award agreement	*
10.137†	Spirit AeroSystems Holdings, Inc. amended and restated 2014 omnibus incentive plan form of performance-based restricted stock unit award agreement	*
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
22.1	Guarantors and Issuers of Guaranteed Securities	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 22.1
23.1	Consent of Ernst & Young LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
97	Spirit AeroSystems Holdings, Inc. Mandatory Recoupment Policy.	*
101.INS@	XBRL Instance Document	*
101.SCH@	XBRL Taxonomy Extension Schema Document	*
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB@	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document	*
_______________________________________
†    Indicates management contract or compensation plan or arrangement
††    Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission

*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on February 22, 2024.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Mark J. Suchinski
Mark J. Suchinski Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick M. Shanahan	President and Chief Executive	February 22, 2024
Patrick M. Shanahan	Officer (Principal Executive Officer)

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	February 22, 2024
Mark J. Suchinski	Officer (Principal Financial Officer)

/s/ Damon C. Ward	Vice President, Corporate Controller	February 22, 2024
Damon C. Ward	(Principal Accounting Officer)

/s/ Robert D. Johnson	Director, Chairman of the Board	February 22, 2024
Robert D. Johnson

/s/ Stephen A. Cambone	Director	February 22, 2024
Stephen A. Cambone

/s/ Irene M. Esteves	Director	February 22, 2024
Irene M. Esteves

/s/ William A. Fitzgerald	Director	February 22, 2024
William A. Fitzgerald

/s/ Paul E. Fulchino	Director	February 22, 2024
Paul E. Fulchino

/s/ James R. Ray	Director	February 22, 2024
James R. Ray

/s/ Ronald T. Kadish	Director	February 22, 2024
Ronald T. Kadish

/s/ John L. Plueger	Director	February 22, 2024
John L. Plueger

/s/ Laura H. Wright	Director	February 22, 2024
Laura H. Wright