Form 10-Q
period 2024-03-28
Spirit AeroSystems Holdings, Inc.
filed 2024-05-07
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 18, 2024, the registrant had 116,552,203 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 28, 2024	March 30, 2023
	($ in millions, except per share data)
Net revenues	$1,702.8	$1,431.4
Operating costs and expenses
Cost of sales	2,138.3	1,432.2
Selling, general and administrative	81.5	77.4
Restructuring costs	—	6.3
Research and development	10.6	10.6
Total operating costs and expenses	2,230.4	1,526.5
Operating loss	(527.6)	(95.1)
Interest expense and financing fee amortization	(80.2)	(72.4)
Other income (expense), net	2.3	(117.4)
Loss before income taxes and equity in net loss of affiliates	(605.5)	(284.9)
Income tax (provision) benefit	(11.0)	4.3
Loss before equity in net loss of affiliates	(616.5)	(280.6)
Equity in net loss of affiliates	(0.1)	(0.7)
Net loss	(616.6)	(281.3)
Less noncontrolling interest in earnings of subsidiary	(0.1)	0.1
Net loss attributable to common shareholders	$(616.7)	$(281.2)
Loss per share
Basic	$(5.31)	$(2.68)
Diluted	$(5.31)	$(2.68)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended
	March 28, 2024	March 30, 2023
	($ in millions)
Net loss	$(616.6)	$(281.3)
Changes in other comprehensive loss, net of tax:
Pension, SERP, and retiree medical adjustments, net of tax effect of $0.6 and ($16.6) for the three months ended, respectively.	0.3	49.2
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax effect of $0.1 and ($0.4) for the three months ended, respectively.	(0.4)	0.9
Unrealized gain (loss) on cash flow hedges, net of tax effect of $0.7 and $0.0 for the three months ended, respectively.	(1.0)	7.2
Reclassification of (gain) loss on cash flow hedges to earnings, net of tax effect of $0.0 and $0.0 for the three months ended, respectively.	(1.2)	3.4
Foreign currency translation adjustments	(5.3)	15.6
Total other comprehensive (loss) gain, net of tax	(7.6)	76.3
Less comprehensive income attributable to noncontrolling interest	(0.1)	0.1
Total comprehensive loss	$(624.3)	$(204.9)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 28, 2024	December 31, 2023
	($ in millions)
Assets
Cash and cash equivalents	$352.0	$823.5
Restricted cash	0.1	0.1
Accounts receivable, net	577.5	585.5
Contract assets, short-term	824.2	522.9
Inventory, net	1,797.5	1,767.3
Other current assets	56.9	52.5
Total current assets	3,608.2	3,751.8
Property, plant and equipment, net	2,040.1	2,084.2
Right of use assets	90.9	92.1
Contract assets, long-term	8.1	—
Pension assets	37.2	33.5
Restricted plan assets	50.0	61.1
Deferred income taxes	0.1	0.1
Goodwill	631.2	631.2
Intangible assets, net	192.4	196.2
Other assets	106.3	99.9
Total assets	$6,764.5	$6,950.1
Liabilities
Accounts payable	$1,138.3	$1,106.8
Accrued expenses	483.9	420.1
Profit sharing	22.4	15.7
Current portion of long-term debt	81.0	64.8
Operating lease liabilities, short-term	9.4	9.1
Advance payments, short-term	67.8	38.3
Contract liabilities, short-term	152.3	192.6
Forward loss provision, short-term	313.2	256.6
Deferred revenue and other deferred credits, short-term	57.0	49.6
Other current liabilities	42.4	44.7
Total current liabilities	2,367.7	2,198.3
Long-term debt	3,991.2	4,018.7
Operating lease liabilities, long-term	83.5	84.3
Advance payments, long-term	283.6	301.9
Pension/OPEB obligation	29.4	30.3
Contract liabilities, long-term	153.5	161.3
Forward loss provision, long-term	545.2	224.1
Deferred revenue and other deferred credits, long-term	66.3	76.7
Deferred grant income liability - non-current	27.1	25.8
Deferred income taxes	16.5	9.1
Other non-current liabilities	314.3	315.5
Stockholders’ Equity
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 116,276,706 and 116,054,291 shares issued and outstanding, respectively	1.2	1.2
Additional paid-in capital	1,435.4	1,429.1
Accumulated other comprehensive loss	(97.2)	(89.6)
Retained earnings	(0.4)	616.3
Treasury stock, at cost (41,587,480 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders’ equity	(1,117.7)	(499.7)
Noncontrolling interest	3.9	3.8
Total equity	(1,113.8)	(495.9)
Total liabilities and equity	$6,764.5	$6,950.1

 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest

	Shares	Amount						Total
	($ in millions, except share data)
Balance — December 31, 2023	116,054,291	$1.2	$1,429.1	$(2,456.7)	$(89.6)	$616.3	$3.8	$(495.9)
Net loss	—	—	—	—	—	(616.7)	—	(616.7)
Stock-based compensation - ESPP	—	—	0.7	—	—	—	—	0.7
Employee equity awards	375,822	—	10.1	—	—	—	—	10.1
Net shares settled	(153,407)	—	(4.5)	—	—	—	—	(4.5)
Other	—	—	—	—	—	—	0.1	0.1
Other comprehensive loss	—	—	—	—	(7.6)	—	—	(7.6)
Balance — March 28, 2024	116,276,706	$1.2	$1,435.4	$(2,456.7)	$(97.2)	$(0.4)	$3.9	$(1,113.8)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest

	Shares	Amount						Total
	($ in millions, except share data)
Balance — December 31, 2022	105,252,421	$1.1	$1,179.5	$(2,456.7)	$(203.9)	$1,232.5	$3.7	$(243.8)
Net loss	—	—	—	—	—	(281.2)	—	(281.2)
Employee equity awards	266,321	—	9.0	—	—	—	—	9.0
Stock forfeitures	(230,108)	—	—	—	—	—	—	—
Net shares settled	(137,007)	—	(4.8)	—	—	—	—	(4.8)
Other	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive gain	—	—	—	—	76.3	—	—	76.3
Balance — March 30, 2023	105,151,627	$1.1	$1,183.7	$(2,456.7)	$(127.6)	$951.3	$3.6	$(444.6)

(a)    Cash dividends declared per common share were $0.00 and $0.00 for the three months ended March 28, 2024 and March 30, 2023, respectively.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 28, 2024	March 30, 2023
Operating activities	($ in millions)
Net loss	$(616.6)	$(281.3)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	77.9	79.9
Amortization of deferred financing fees	1.7	1.7
Accretion of customer supply agreement	0.8	0.6
Employee stock compensation expense	10.8	9.0
(Gain) loss from derivative instruments	(1.2)	3.4
(Gain) loss from foreign currency transactions	(5.9)	4.0
Loss on disposition of assets	0.7	0.1
Deferred taxes	9.0	(16.4)
Pension and other post-retirement plans (income) expense	(2.8)	63.6
Grant liability amortization	(0.3)	(0.3)
Equity in net loss of affiliates	0.1	0.7
Forward loss provision	378.1	6.9
Gain on settlement of financial instrument	(0.5)	(0.5)
Changes in assets and liabilities
Accounts receivable, net	7.4	(116.6)
Inventory, net	(34.8)	(75.8)
Contract assets	(309.8)	(22.0)
Accounts payable and accrued liabilities	99.7	152.9
Profit sharing/deferred compensation	6.7	(18.4)
Advance payments	12.2	(3.3)
Income taxes receivable/payable	2.7	11.8
Contract liabilities	(48.0)	(13.8)
Pension plans employer contributions	(0.7)	179.0
Deferred revenue and other deferred credits	(0.5)	(3.0)
Other	(2.3)	(8.4)
Net cash used in operating activities	(415.6)	(46.2)
Investing activities
Purchase of property, plant, and equipment	(28.7)	(22.9)
Net cash used in investing activities	(28.7)	(22.9)
Financing activities
Borrowings under revolving credit facility	—	0.7
Principal payments of debt	(16.5)	(15.5)
Taxes paid related to net share settlement awards	(4.5)	(4.8)
Debt issuance and financing costs	(0.5)	(0.5)
Net cash used in financing activities	(21.5)	(20.1)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.9
Net decrease in cash, cash equivalents, and restricted cash for the period	(466.1)	(88.3)
Cash, cash equivalents, and restricted cash, beginning of period	845.9	678.4
Cash, cash equivalents, and restricted cash, end of period	$379.8	$590.1

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Three Months Ended
	March 28, 2024	March 30, 2023
Cash and cash equivalents, beginning of the period	$823.5	$658.6
Restricted cash, short-term, beginning of the period	0.1	0.2
Restricted cash, long-term, beginning of the period	22.3	19.6
Cash, cash equivalents, and restricted cash, beginning of the period	$845.9	$678.4

Cash and cash equivalents, end of the period	$352.0	$567.8
Restricted cash, short-term, end of the period	0.1	0.2
Restricted cash, long-term, end of the period	27.7	22.1
Cash, cash equivalents, and restricted cash, end of the period	$379.8	$590.1

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

The Company provides manufacturing and design expertise in a wide range of fuselage, propulsion, and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through its subsidiaries including Spirit. The Company’s headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; Saint-Nazaire, France; Biddeford, Maine; Woonsocket, Rhode Island; Belfast, Northern Ireland; Casablanca, Morocco; and Dallas, Texas.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the three months ended March 28, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “2023 Form 10-K”).

The Company’s significant accounting policies are described in Note 3 Summary of Significant Accounting Policies to our consolidated financial statements in the 2023 Form 10-K.

Merger Discussions with Boeing

On March 1, 2024, the Company and Boeing issued press releases confirming that they were in discussions regarding a possible acquisition of the Company by Boeing. The Company and Boeing have continued these discussions, however, we cannot provide any certainty that the parties will reach an agreement related to the terms of a potential acquisition or close such transaction.

Liquidity

These consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.

The Company has incurred net losses of $616.7, $616.2, $545.7, and $540.8, for the three months ended March 28, 2024, and the years ended December 31, 2023, 2022, and 2021, respectively, and cash used in operating activities of $415.6, $225.8, $394.6, and $63.2, respectively for the same periods. The Company’s cash and cash equivalents were $352.0 and $823.5 as of

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

March 28, 2024, and December 31, 2023, respectively. The B737 MAX 9 derivative fleet was temporarily grounded by the Federal Aviation Administration (“FAA”) while certain safety inspections were completed and to allow the FAA time to review any required maintenance actions following the January 5, 2024 in-flight incident on a B737 MAX 9 aircraft flown by Alaska Airlines. The B737 MAX 9 fleet returned to service on January 26, 2024, after mandatory inspections were completed. The Company is participating in investigations relating to this incident. Management is currently unable to fully estimate what impact this incident, including any impacts of investigations, will have on the Company’s near or long-term financial position, results of operations and cash flows.

Further, certain changes made to the production and delivery process implemented by Boeing have had an immediate impact to the Company’s results of operations and cash flows. On March 2, 2024, Boeing announced they would no longer accept deliveries of product that required out of sequence assembly or incremental quality re-work. As a result, the Company has experienced higher levels of inventory and contract assets and lower operational cash flows due to the inability to physically ship and invoice end items to Boeing. Additionally, during late 2023 the Company was preparing its production line to accommodate an expected increase in production rates that has now been delayed due to the FAA’s imposed limitation on Boeing increasing its production rates. The Company’s ability to align its factory costs which include both internal and supply chain related spending to react to sudden changes in customer-determined production rates will likely have a material impact on the Company’s results of operations and cash flows. On April 18, 2024, the Company entered into a Memorandum of Agreement (“MOA”) with Boeing, where Boeing will advance $425.0 to the Company in order to support the Company’s liquidity. The Company’s liquidity has been impacted by higher levels of inventory and contract assets, lower operational cash flows due to a decrease in expected deliveries to Boeing, higher factory costs to maintain rate readiness (attributed to product quality verification process enhancements, including moving such processes from Renton, Washington, to Wichita, Kansas), Boeing no longer allowing for traveled work on the B737 fuselage to its factories, and the FAA’s imposition of limitations on Boeing increasing production rates. Based upon expected production volumes and deliveries, the terms of this advance require installments be repaid from June to October 2024.

Additionally, the Company was in negotiations with Airbus related to pricing adjustments on the A220 and A350 programs during 2023 and continuing into 2024 with a goal of completing those negotiations in early 2024. As a result of the announcement on March 1, 2024, that the Company is currently engaged in discussions with Boeing about a possible acquisition of the Company by Boeing, there was a shift in the strategic discussions with Airbus relevant to pricing adjustments on the A220 and A350 programs, and management has determined that it is uncertain on timing or amount of any pricing adjustments that should be included in its current forecast.

These recent developments in the quarter ended March 28, 2024 resulted in a significant reduction in projected revenue and operating cash flows over the next twelve months. Management has developed a plan to improve liquidity because of the changes highlighted above. The Company is also evaluating additional strategies to improve liquidity to support operations, including, but not limited to, additional customer advances, negotiating changes to existing advance repayment arrangements, issuing incremental equity or debt financing, and restructuring of operations to increase efficiency and decrease expenses. These plans are dependent on many factors, including achieving forecasted B737 deliveries, securing additional financing or equity funding, renegotiating timing of certain customer advances or receiving incremental customer advances, or negotiating pricing adjustments on certain loss-making programs. Management expects these plans will sufficiently improve the Company’s liquidity needs to enable continuation of operations for at least the next twelve months.

2.  New Accounting Pronouncements

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 is effective on a retrospective basis for fiscal years beginning after December 15, 2023,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, including in an interim period. The Company will continue evaluating the potential impact of adopting this guidance.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies FASB Accounting Standards Codification 740 to enhance the transparency and decision usefulness of income tax disclosures. ASU No. 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has not elected early adoption and implementation of this guidance. The guidance will be adopted and implemented for the Company’s fiscal year beginning January 1, 2025. The adoption is not expected to have a material impact to our financial position or results of operations.

In March 2024, the FASB issued ASU No. 2024-01 Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards which clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or if it is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity regarding scope application. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective January 1, 2025, including interim periods, and is not expected to have a significant impact on our financial statements.

In March 2024, the FASB issued ASU 2024-02 Codification Improvements - Amendments to Remove References to the Concepts Statements which amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025 and is not expected to have a significant impact on our financial statements.

3.  Changes in Estimates

The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts (and options if applicable), and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts (and options, if any) and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. The Company’s estimate of costs depends on maintaining continuing, uninterrupted production at its manufacturing facilities and its suppliers’ facilities. The continued fragility of the global aerospace supply chain may lead to interruptions in deliveries of or increased prices for components or raw materials used in the Company’s products, labor disruptions, and could delay production and/or materially adversely affect the Company’s business. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications. Cumulative catch-up adjustments are primarily related to changes in the estimated margin of contracts with performance obligations that are satisfied over time.

Changes in estimates could materially adversely affect the Company’s future financial performance. While certain increases in raw material costs can generally be passed on to the Company’s customers, in most instances the Company must fully absorb cost overruns. Some of the factors that may cause the costs incurred in fulfilling contracts to vary substantially from current estimates are technical problems, production rate changes, production stoppages, materials shortages, supplier difficulties, realization targets, existence of and execution to recovery plans caused by these factors, and multiple other events, including those identified in Item 1A. “Risk Factors” of the 2023 Form 10-K. The risk particularly applies to products such as the B787, A220, and A350, which are in forward loss positions.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

During the first quarter ended March 28, 2024, the Company recognized unfavorable changes in estimates of $534.6, which included net forward loss charges of $495.4, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2024 of $39.2. The forward losses in the first quarter were primarily driven by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, foreign currency impacts, and supply chain cost growth on the A350 and A220 programs, additional labor and supply chain cost growth on the B787 program, and increased costs related to factory performance on the B767 program. The forward losses on the Airbus A350 and A220 programs include net incremental losses for anticipated performance obligations beyond 2026 of $168.3 related to the incremental firm orders Airbus secured. The unfavorable cumulative catch-up adjustments primarily relate to increased production costs associated with changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process has delayed delivery acceptances and caused a build up of undelivered units in Wichita, KS. Additionally, the Company is maintaining a higher cost profile for an expected increase in production rates that has now been delayed due to the FAA’s imposed limitation on Boeing increasing its production rates, and production cost overruns on the A320 program.

During the first quarter ended March 30, 2023, the Company recognized unfavorable changes in estimates of $121.9, which included net forward loss charges of $110.0, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2023 of $11.9. The forward losses in the quarter ended March 30, 2023 were primarily driven by supplier price negotiations and estimated supply chain costs including certain non-recurring cost estimates, schedule revisions, and foreign exchange headwinds on the A220 program, schedule changes and other supply chain cost growth on the A350 program, additional labor and supply chain cost growth on the B787 program, and increased cost projections on the CL650 program. The unfavorable cumulative catch-up adjustments primarily relate to the Company’s preliminary assessment of the impact to production costs including factory disruption related to the notice of escapement issued to Boeing for the B737 Vertical Fin Attach Fittings and supply chain cost growth.

Changes in estimates are summarized below:

	For the Three Months Ended
Changes in Estimates	March 28, 2024	March 30, 2023
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Commercial	$(38.9)	$(11.0)
Defense & Space	(0.3)	(0.9)
Aftermarket	—	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(39.2)	$(11.9)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Commercial	$(493.8)	$(109.9)
Defense & Space	(1.6)	(0.1)
Aftermarket	—	—
Total Changes in Estimates (Forward Loss) on Loss Programs	$(495.4)	$(110.0)

Total Change in Estimate	$(534.6)	$(121.9)
EPS Impact (diluted per share based upon applicable forecasted effective tax rate)	$(4.68)	$(1.14)

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

Accounts receivable, net consists of the following:

	March 28, 2024	December 31, 2023
Trade receivables	$552.1	$555.8
Other	40.5	42.0
Less: allowance for credit losses	(15.1)	(12.3)
Accounts receivable, net	$577.5	$585.5

The Company has agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus Group SE and its affiliates (collectively, “Airbus”), and Rolls-Royce PLC and its affiliates (collectively, “Rolls-Royce”) to third-party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company’s ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s financial condition. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being derecognized from the Company’s Condensed Consolidated Balance Sheets. For the three months ended March 28, 2024, $814.0 of accounts receivable were sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables was $10.6 for the three months ended March 28, 2024 and is included in other income and expense. See Note 20 Other Income (Expense), Net.

Allowance for Credit Losses

During the three months ended March 28, 2024, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

5.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended March 28, 2024 or the period ended March 30, 2023. See also Note 4 Accounts Receivable and Allowance for Credit Losses.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	March 28, 2024	December 31, 2023	Change
Contract assets	$832.3	$522.9	$309.4
Contract liabilities	(305.8)	(353.9)	48.1
Net contract assets (liabilities)	$526.5	$169.0	$357.5

For the period ended March 28, 2024, the increase in contract assets reflects the net impact of more over time revenue recognition in relation to billed revenues during the period as well as the impact of changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process has delayed delivery acceptances and caused a build up of undelivered units in Wichita, KS. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $49.5 of revenue that was included in the contract liability balance at the beginning of the period.

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

6.  Revenue Disaggregation and Outstanding Performance Obligations

Disaggregation of Revenue

The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time, based upon the location where products and services are transferred to the customer, and based upon major customer. The Company’s principal operating segments and related revenue are noted in Note 22 Segment Information.

The following tables show disaggregated revenues for the periods ended March 28, 2024 and March 30, 2023:

	For the Three Months Ended
Revenue	March 28, 2024	March 30, 2023
Contracts with performance obligations satisfied over time	$1,282.1	$1,112.8
Contracts with performance obligations satisfied at a point in time	420.7	318.6
Total Revenue	$1,702.8	$1,431.4

The following table disaggregates revenue by major customer:

	For the Three Months Ended
Customer	March 28, 2024	March 30, 2023
Boeing	$1,088.6	$921.1
Airbus	317.1	267.6
Other	297.1	242.7
Total Revenue	$1,702.8	$1,431.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The following table disaggregates revenue based upon the location where control of products is transferred to the customer:

	For the Three Months Ended
Location	March 28, 2024	March 30, 2023
United States	$1,350.7	$1,149.7
International
United Kingdom	157.3	170.3
Other	194.8	111.4
Total International	352.1	281.7
Total Revenue	$1,702.8	$1,431.4

Remaining Performance Obligations

Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2024	2025	2026	2027 and after
Unsatisfied performance obligations	$4,766.4	$3,152.2	$1,299.7	$754.5

7.  Inventory

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

	March 28, 2024	December 31, 2023
Raw materials	$423.7	$414.4
Work-in-process(1)	1,300.5	1,283.7
Finished goods	53.0	48.4
Product inventory	1,777.2	1,746.5
Capitalized pre-production	20.3	20.8
Total inventory, net	$1,797.5	$1,767.3

(1)Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized over time using an input method. For the periods ended March 28, 2024 and December 31, 2023, work-in-process inventory includes $232.4 and $262.0, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the periods.

Product inventory, summarized in the table above, is shown net of valuation reserves of $154.6 and $150.2 as of March 28, 2024 and December 31, 2023, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the three months ended March 28, 2024 includes period expense of $26.1 for excess capacity production costs related to temporary B737 MAX and A220 production schedule changes. Cost of sales for the three months ended March 30, 2023 includes period expense of $43.3 for excess capacity production costs related to temporary B737 MAX, A320 and A220 production schedule changes, and $6.3 of restructuring costs.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

8.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	March 28, 2024	December 31, 2023
Land	$30.5	$30.5
Buildings (including improvements)	1,314.0	1,307.6
Machinery and equipment	2,481.7	2,460.6
Tooling	1,071.9	1,064.8
Capitalized software	338.6	338.4
Construction-in-progress	110.6	119.0
Total	5,347.3	5,320.9
Less: accumulated depreciation	(3,307.2)	(3,236.7)
Property, plant and equipment, net	$2,040.1	$2,084.2
Capitalized interest was $1.2 and $1.6 for the three months ended March 28, 2024 and March 30, 2023, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $44.1 and $42.7 for the three months ended March 28, 2024 and March 30, 2023, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software. Depreciation expense related to capitalized software was $4.4 and $6.1 for the three months ended March 28, 2024 and March 30, 2023, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the period ended March 28, 2024, there were no events which would require the Company to update its impairment analysis.

9. Leases

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

The Company’s lease terms may include options to extend or terminate the lease and, when it is reasonably certain that an option will be exercised, those options are included in the net present value calculation. Leases with a term of 12 months or less, which are primarily related to automobiles and manufacturing equipment, are not recorded on the Condensed Consolidated Balance Sheets. The aggregate amount of lease cost for leases with a term of 12 months or less is not material.
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

The Company currently has operating and finance leases for items such as manufacturing facilities, corporate offices, manufacturing equipment, transportation equipment, and vehicles. The majority of the Company’s active leases have remaining lease terms that range between less than one year to 17 years, some of which include options to extend the leases for up to 30 years, and some of which include options to terminate the leases within one year.

Components of lease expense:

	For the Three Months Ended
	March 28, 2024	March 30, 2023
Operating lease cost	$3.5	$3.7
Finance lease cost:
Amortization of assets	9.6	8.6
Interest on lease liabilities	2.1	1.8
Total net lease cost	$15.2	$14.1

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 28, 2024	March 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.7	$3.5
Operating cash flows from finance leases	$2.1	$1.9
Financing cash flows from finance leases	$13.3	$11.3

ROU assets obtained in exchange for lease obligations:
Operating leases	$0.2	$0.1

Supplemental balance sheet information related to leases:

	March 28, 2024	December 31, 2023
Finance leases:
Property and equipment, gross	$336.4	$336.9
Accumulated amortization	(145.4)	(135.8)
Property and equipment, net	$191.0	$201.1

The weighted average remaining lease term as of March 28, 2024 for operating and finance leases was 33.5 years and 4.4 years, respectively. The weighted average discount rate as of March 28, 2024 for operating and finance leases was 6.2% and 6.4%, respectively. The weighted average remaining lease term as of December 31, 2023 for operating and finance leases was 33.2 years and 4.7 years, respectively. The weighted average discount rate as of December 31, 2023 for operating and finance leases was 6.2% and 6.3%, respectively. See Note 14 Debt for current and non-current finance lease obligations.

As of March 28, 2024, remaining maturities of lease liabilities were as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	2024	2025	2026	2027	2028	2029 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$11.1	$14.7	$12.2	$9.7	$8.8	$174.1	$230.6	$(137.7)	$92.9
Financing Leases	$41.4	$42.8	$27.5	$12.8	$6.9	$22.3	$153.7	$(20.9)	$132.8

As of March 28, 2024, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $0.4 and $15.2, respectively, for manufacturing equipment, software, and facilities that are in various phases of construction or customization for the Company’s ultimate use, with lease terms between 3 and 9 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

10.  Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	March 28, 2024	December 31, 2023
Prepaid expenses	$46.6	$34.8
Income tax receivable	2.6	5.3
Other assets - short-term	7.7	12.4
Total other current assets	$56.9	$52.5

Other assets are summarized as follows:

	March 28, 2024	December 31, 2023
Deferred financing
Deferred financing costs	$0.9	$0.9
Less: Accumulated amortization - deferred financing costs	(0.9)	(0.9)
Deferred financing costs, net	$—	$—
Other
Supply agreements (1)	$2.4	$3.5
Equity in net assets of affiliates	0.7	0.8
Restricted cash - collateral requirements	27.7	22.3
Rotables	45.4	44.0
Other	30.1	29.3
Total other long-term assets	$106.3	$99.9

(1)    Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Goodwill is summarized as follows:

		Changes in Goodwill Balance
	Balance at				Balance at
Segment	December 31, 2023	Acquisitions	Adjustments/Other	Currency Exchange	March 28, 2024
Commercial	$296.6	$—	$—	$—	$296.6
Defense & Space	$13.2	$—	$—	$—	$13.2
Aftermarket	$321.4	$—	$—	$—	$321.4
	$631.2	$—	$—	$—	$631.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The total goodwill value includes no accumulated impairment loss in any of the periods presented. The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended March 28, 2024, there were no events or circumstances which would require the Company to update its goodwill impairment analysis.

Intangible assets are summarized as follows:

	March 28, 2024	December 31, 2023
Intangible assets
Favorable leasehold interests	$2.8	$2.8
Developed technology asset	103.1	103.1
Customer relationships intangible asset	139.6	139.6
Total intangible assets	245.5	245.5
Less: Accumulated amortization - favorable leasehold interest	(2.2)	(2.1)
Accumulated amortization - developed technology asset	(23.6)	(21.9)
Accumulated amortization - customer relationship	(27.3)	(25.3)
Intangible assets, net	$192.4	$196.2
Amortization expense was $3.8 and $3.7 for the for the three months ended March 28, 2024 and March 30, 2023, respectively.

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Condensed Consolidated Balance Sheets and the weighted average amortization is estimated to be the following as of March 28, 2024:

Year	Customer relationships	Favorable leasehold interest	Developed technology	Total
remaining in 2024	$6.2	$0.1	$5.2	$11.5
2025	8.2	0.1	6.9	15.2
2026	8.2	0.1	6.9	15.2
2027	8.2	0.1	6.9	15.2
2028	8.2	0.1	6.9	15.2
2029	7.8	0.1	6.9	14.8

Weighted average amortization period	14.2 years	5.3 years	11.6 years	13.1 years

11.  Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Special Business Provisions and General Terms Agreement (collectively, the “B787 Supply Agreement”) that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were initially scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, Spirit signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments that otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1001 through 1120. On December 21, 2018, Spirit signed a memorandum of agreement with Boeing that again suspended the advance repayments beginning with line unit 818. The advance repayments resumed in 2022 at a lower rate of $0.45 per shipset at line unit number 1135 and will continue through line number 1605.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of March 28, 2024, the amount of advance payments received from Boeing under the B787 Supply Agreement and not yet repaid was approximately $183.2.

In support of tooling and capital expenditures for future production rate increases on the B787 program, the memorandum of agreement entered into on October 12, 2023 between Boeing and Spirit (the “2023 MOA”) included an agreement for Boeing to advance Spirit a total of $71.7 in quarterly installments beginning October 2023 through April 2025. Spirit will align the repayment plan to coincide with deliveries to Boeing beginning April 2025 through October 2027. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advance prior to October 31, 2027, the remaining balance up to the $71.7 will be due in the fourth quarter of 2027. As of March 28, 2024, the amount of advance payments received by Spirit from Boeing and not yet repaid was approximately $32.2.

Advances on the A350 Program. During the twelve months ended December 31, 2023, the Company received an advance payment from Airbus of $100.0 under an agreement between Airbus S.A.S. and Spirit AeroSystems (Europe) Limited (“Spirit Europe”) signed on June 23, 2023 (the “A350 Agreement”). The A350 Agreement provides for up to $100.0 of advances that are required to be repaid along with a nominal fee to Airbus by way of offset against the purchase price of A350 FLE shipset deliveries in 2025. To the extent actual deliveries in 2025 are insufficient to offset the advance amount, any amount not offset against deliveries will be due and payable to Airbus on December 31, 2025. In connection with the A350 Agreement, Spirit Europe has pledged certain program assets including work in process inventories and raw materials at Spirit’s Scotland facility in an amount sufficient to cover the advances.

Advances on the A220 Program. During the three months ended March 28, 2024, the Company received an advance payment from Airbus of $17.0 under a term sheet agreement between Airbus Canada Limited Partnership (“Airbus Canada”) and Shorts Brothers PLC (the Company’s facilities located in Belfast, Northern Ireland), for short term funding for increased freight costs incurred in the period from January to March 2024. This advance will form part of a financial support package under a proposed Memorandum of Agreement under negotiations between the parties and shall be used by the Company to enable timely delivery of aerostructures via air freight through March 31, 2024. The increased freight costs will be fully borne by the Company. The parties’ original intent was to have the method and timing of payment resolved by the end of April 2024, however, as of the date of this filing these issues have not been resolved.

Other. The Advance payments, long-term line item on the Condensed Consolidated Balance Sheets for the period ended March 28, 2024 includes $18.9 related to payments received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

12.  Fair Value Measurements

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

At March 28, 2024, the Company’s long-term debt includes a senior secured term loan and senior notes described further under Note 14 Debt. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt. See also Note 13 Derivative and Hedging Activities and Note 15 Pension and Other Post-Retirement Benefits.

	March 28, 2024			December 31, 2023
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	$572.3	$575.1	(2)	$571.0	$573.1	(2)
Exchangeable senior notes due 2028	222.5	313.7	(2)	222.2	292.6	(2)
Senior notes due 2025	20.8	20.8	(1)	20.8	20.7	(1)
Senior secured noted due 2026	299.2	288.1	(1)	299.1	288.0	(1)
Senior notes due 2028	696.7	652.9	(1)	696.6	616.8	(1)
Senior secured first lien notes due 2029	888.8	970.2	(1)	888.4	973.0	(1)
Senior secured second lien notes due 2030	1,180.3	1,320.8	(1)	1,180.0	1,273.1	(1)
Total	$3,880.6	$4,141.6		$3,878.1	$4,037.3

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

13.  Derivative and Hedging Activities

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British Pound Sterling. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through December 2024.

The following table summarizes the notional amounts (representing the gross contract/notional amount of the derivatives outstanding) and fair values of the derivative instruments in the Condensed Consolidated Balance Sheets as of March 28, 2024, and December 31, 2023. The foreign currency exchange contracts are measured within Level 1 of the Fair Value hierarchy. See Note 12 Fair Value Measurements.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	Notional amount		Other assets		Other liabilities
	March 28, 2024	December 31, 2023	March 28, 2024	December 31, 2023	March 28, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$161.8	$169.1	$—	$3.0	$—	$—
Total derivatives at fair value			$—	$3.0	$—	$—

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain (loss) recognized in AOCI associated with our hedging transactions is presented in the following table:

	Three Months Ended
	March 28, 2024	March 30, 2023
Recognized in total other comprehensive loss:
Foreign currency exchange contracts	$(1.8)	$2.5

The following table summarizes the gains/(losses) associated with our hedging transactions reclassified from AOCI to earnings:

	Three Months Ended
	March 28, 2024	March 30, 2023
Foreign currency exchange contracts:
Other income (expense)	$1.2	$(3.4)

Within the next 12 months, the Company expects to recognize a loss of $0.0 in earnings related to the foreign currency forward contracts. As of March 28, 2024, the maximum term of the hedged forecasted transaction was 9 months. Generally, the Company has agreements with its counterparties that contain a provision whereby if the Company defaults on its existing credit facilities and payment of the loans extended under such facilities is accelerated, the Company could be declared in default under its agreements, which may result in the early termination of the outstanding derivatives governed by such agreements and the payment of an early termination amount.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

14.  Debt

Total debt shown on the Condensed Consolidated Balance Sheets is comprised of the following:

	March 28, 2024		December 31, 2023
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	$5.8	$566.5	$5.8	$565.2
Exchangeable senior notes due 2028	—	222.5	—	222.2
Senior notes due 2025	20.8	—	—	20.8
Senior secured notes due 2026	—	299.2	—	299.1
Senior notes due 2028	—	696.7	—	696.6
Senior secured first lien notes due 2029	—	888.8	—	888.4
Senior secured second lien notes due 2030	—	1,180.3	—	1,180.0
Present value of finance lease obligations	46.6	86.2	48.3	95.0
Other	7.8	51.0	10.7	51.4
Total	$81.0	$3,991.2	$64.8	$4,018.7

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

The obligations under the Amended Credit Agreement are guaranteed by Holdings and Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of Holdings (“Spirit NC” and, together with Holdings, the “Guarantors”) and will be guaranteed by each existing and future, direct and indirect, wholly-owned material domestic subsidiary of Holdings, subject to certain customary exceptions. The obligations are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

As of March 28, 2024, the outstanding balance of the Amended Credit Agreement was $586.6 and the carrying value was $572.3.

As of March 28, 2024, the Company was in compliance with all covenants in the Amended Credit Agreement.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The Exchangeable Senior Notes will be exchangeable at an initial exchange rate of 34.3053 shares of Holdings’ Class A common stock per $1,000.00 principal amount of Exchangeable Senior Notes (equivalent to an initial exchange price of approximately $29.15 per share of Class A common stock). At the initial exchange rate, the Exchangeable Senior Notes would be convertible into 7,890,219 shares of Holdings’ Class A common stock. The initial exchange rate is subject to adjustment, as provided in the Exchangeable Notes Indenture.

In connection with certain corporate events, or if Spirit calls any Exchangeable Senior Notes for redemption, Spirit will, under certain circumstances, be required to increase the exchange rate for noteholders who elect to exchange their Exchangeable Senior Notes in connection with any such corporate event or exchange their Exchangeable Senior Notes called for redemption during the related redemption period.

During the three months ended March 28, 2024, no adjustments were made to the conversion or exercise prices of the Exchangeable Senior Notes.

As of March 28, 2024, the outstanding balance of the Exchangeable Senior Notes was $230.0 and the carrying value was $222.5. Interest expense recognized for the three months ended March 28, 2024 was $1.8. During the three months ended March 28, 2024, $0.4 of debt issuance costs were amortized. Unamortized debt issuance costs at March 28, 2024 related to the Exchangeable Senior Notes were $7.5.

The Exchangeable Senior Notes mature on November 1, 2028, unless earlier exchanged, redeemed, or repurchased.

Second Lien 2030 Notes

On November 21, 2023, Spirit entered into an Indenture (the “Second Lien 2030 Notes Indenture”), by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $1,200.0 aggregate principal amount of its 9.750% Senior Secured Second Lien Notes due 2030 (the “Second Lien 2030 Notes”).

The Second Lien 2030 Notes are guaranteed by the Guarantors, and will be guaranteed by each existing and future, direct and indirect, wholly-owned material domestic subsidiary of Holdings that guarantee Holdings’ obligations under the Amended Credit Agreement and certain other indebtedness, subject to certain customary exceptions. The Second Lien 2030 Notes are secured by a second-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

As of March 28, 2024, the outstanding balance of the Second Lien 2030 Notes was $1,200.0 and the carrying value was $1,180.3.

The Second Lien 2030 Notes mature on November 15, 2030.

First Lien 2029 Notes

On November 23, 2022, Spirit entered into an Indenture by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $900.0 aggregate principal amount of its 9.375% Senior Secured First Lien Notes due 2029 (the “First Lien 2029 Notes”).

The First Lien 2029 Notes are guaranteed by the Guarantors, and will be guaranteed by each existing and future, direct and indirect, wholly-owned material domestic subsidiary of Holdings that guarantee Holdings’ obligations under the Amended Credit Agreement and certain other indebtedness. The First Lien 2029 Notes are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

As of March 28, 2024, the outstanding balance of the First Lien 2029 Notes was $900.0 and the carrying value was $888.8.

The First Lien 2029 Notes mature on November 30, 2029.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

2025 Notes

On October 5, 2020, Spirit entered into an Indenture by and among Spirit, the Guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, in connection with Spirit’s offering of $500.0 aggregate principal amount of its 5.500% Senior Secured First Lien Notes due 2025 (the “2025 Notes”).

The 2025 Notes are guaranteed by the Guarantors and were initially secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions, which lien was released on November 22, 2022.

As of March 28, 2024, the outstanding balance of the 2025 Notes was $20.8 and the carrying value was $20.8.

The 2025 Notes mature on January 15, 2025.
2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”).

The 2026 Notes are guaranteed by the Guarantors, and each existing and future, direct and indirect, subsidiary of the Company that guarantee the Company’s obligations under the Amended Credit Agreement and certain other indebtedness.

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

As of March 28, 2024, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $299.2.

The 2026 Notes mature on June 15, 2026.

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

As of March 28, 2024, the outstanding balance of the 2028 Notes was $700.0 and the carrying value was $696.7.

The 2028 Notes mature on June 15, 2028.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

As of March 28, 2024, the Company was in compliance with all covenants contained in the indentures governing the Second Lien 2030 Notes, First Lien 2029 Notes, 2025 Notes, 2026 Notes, and the 2028 Notes.

15. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended
Components of Net Periodic Pension Expense (Income)	March 28, 2024	March 30, 2023
Service cost	$0.6	$0.8
Interest cost	17.7	20.1
Expected return on plan assets	(21.6)	(21.8)
Amortization of net loss	—	0.1
Settlement loss (gain)(1)	—	64.6
Net periodic pension expense (income)	$(3.3)	$63.8

	Other Benefits
	For the Three Months Ended
Components of Other Benefit Expense (Income)	March 28, 2024	March 30, 2023
Service cost	$0.2	$0.2
Interest cost	0.4	0.4
Amortization of prior service cost	0.3	(0.2)
Amortization of net gain	(0.4)	(0.5)
Net periodic other benefit income	$0.5	$(0.1)
(1) Includes a $64.6 settlement charge for PVP A during the three months ended March 30, 2023.

The components of net periodic pension expense (income) and other benefit income, other than the service cost component, are included in Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations. See Note 20 Other Income (Expense), Net.

Effective October 1, 2021, the Company spun off a portion of the existing PVP A, to a new plan called PVP B (“PVP B”). As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At March 28, 2024, a pension reversion asset of $50.0 is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over the next five years as they are distributed to employees under a qualified compensation and benefit program. Restricted plan assets are valued at fair value with gain or loss on fair value adjustments recognized within other income. The underlying investments’ fair value measurement levels under the FASB’s authoritative guidance on fair value measurements are Level 2, see Note 12 Fair Value Measurements.

Separately, during the three months ended March 30, 2023, the Company received an excess plan asset reversion of $179.5 of cash from PVP A. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2023. Excise tax of $35.9 related to the reversion of excess plan assets was separately recorded to the Other (expense) income, net line item on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 30, 2023. See also Note 20 Other Income (Expense), Net.

In July 2022, the Company adopted and communicated to participants a plan to terminate the PVP A. During the three months ended March 30, 2023, the Company recognized non-cash, pre-tax non-operating accounting charges of $64.6 related to

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

the plan termination, primarily reflecting the accounting for a group annuity purchase made in the first quarter of 2023, which resulted in a settlement charge related to the accelerated recognition of the actuarial losses for the PVP A plan that were previously included in the Accumulated other comprehensive loss line item in the Stockholders’ Equity section of the Company’s Condensed Consolidated Balance Sheets.

Employer Contributions

The Company’s expected contributions for the current year have not significantly changed from those described in the Company’s 2023 Form 10-K.

16.  Stock Compensation

Holdings has established the stockholder-approved Amended and Restated 2014 Omnibus Incentive Plan (the “Omnibus Plan”), to grant cash and equity awards of Holdings’ Class A Common Stock, par value $0.01 per share (the “Common Stock”), to certain individuals. Holdings has established the Long-Term Incentive Plan (the “LTIP”) under the Omnibus Plan to grant equity awards to certain employees of the Company.

The Company recognized a net total of $10.1 and $9.0 of stock compensation expense for the three months ended March 28, 2024 and March 30, 2023, respectively.

During the three months ended March 28, 2024, 409,170 time or service-based restricted stock units (“RSUs”) were granted with an aggregate grant date fair value of $11.9 under the Company’s LTIP. Awards vest over a three-year period, beginning on the date of grant. Values for these awards are based on the value of Common Stock on the grant date.

During the three months ended March 28, 2024, 388,386 performance-based restricted stock units (“PBRSUs”) were granted with an aggregate grant date fair value of $14.9 under the Company’s LTIP. These awards are earned based on Holdings’ total shareholder return relative to its peer group over a three-year performance period. Values for these awards are initially measured on the grant date using the estimated payout levels derived from a Monte Carlo valuation model.

During the three months ended March 28, 2024, 384,734 shares of Common Stock with an aggregate grant date value of $16.0 vested under the Company’s LTIP.

The Company maintains the Spirit AeroSystems Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”) which became effective on October 1, 2017 and was amended and restated on October 21, 2022. Under the amended plan, the per-share purchase price for the Company’s Common stock purchased under the ESPP is 85% of the lower of (a) the fair market value of a share on the first day of the applicable offering period or (b) the fair market value of a share on the applicable purchase date.

The Company recognized $0.7 of stock compensation expense related to the ESPP for the three months ended March 28, 2024. The Company recognized no stock compensation expense related to the ESPP for the three months ended March 30, 2023.

17. Income Taxes

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding our prior earnings history, including the forward losses previously recognized in the U.S., the Company has recorded a valuation allowance against U.S. deferred tax assets. Increases in the valuation allowances recorded against U.S. deferred tax assets in the three months ended March 28, 2024 were $87.1. This is comprised of $0.0 related to other comprehensive income (“OCI”) and $87.1 from continuing operations. As of March 28, 2024, the total net U.S. deferred tax asset before the valuation allowance was $593.7 and the total net U.S. valuation allowance was $595.2. The net U.S. deferred tax liability after valuation allowances was $1.5.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon cumulative losses generated in the U.K. Increases in the valuation allowances recorded against U.K. deferred tax assets in the three-month period ended March 28, 2024 were $72.3. This is comprised of ($0.5) related to other comprehensive income (“OCI”) and $72.8 from continuing operations, including utilization of net operating losses. As of March 28, 2024, the total net U.K. deferred tax asset before the valuation allowance was $418.2 and the total net U.K. valuation allowance was $431.5. The net U.K. deferred tax liability after valuation allowance was $13.3.

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
The (1.82%) effective tax rate for the three months ended March 28, 2024 differs from the 1.50% effective tax rate for the same period of 2023 primarily due to changes in the valuation allowances recorded on U.S. and U.K. deferred tax assets. As the Company is currently reporting a pre-tax loss for the three months ended March 28, 2024, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

As allowed by the Coronavirus Aid, Relief, and Economic Security Act, the Company has filed a claim for a pre-tax employee retention credit of $18.8 for 2020 and $1.0 for 2021. The outstanding pre-tax employee retention credit refund claim as of March 28, 2024 is $3.1.

The Company’s federal audit is conducted under the Internal Revenue Service Compliance Assurance Process (“CAP”) program. The Company will continue to participate in the CAP program for 2021 through 2024. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. The Company has an open tax audit in the Kingdom of Morocco for tax years ending prior to the Company’s ownership of the Moroccan legal entity. There are ongoing audits in other jurisdictions that are not material to the financial statements and the Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and years.

The Company operates under a tax holiday in Malaysia which is effective through September 30, 2024. The tax holiday is conditional upon remaining in good standing with the Malaysia taxing authorities, having at least 20% value-add and at least 30% of employees with diploma/degree in science/technical discipline. The tax benefit impact of this holiday has been $3.4, $3.0, and $3.4 for 2023, 2022, and 2021, respectively. The tax benefit for the three months ended March 28, 2024 was $0.6.

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world have and are enacting legislation. Pillar Two will apply to the Company’s worldwide operations. As the Company does not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase the Company’s global tax costs.

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

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of March 28, 2024, no treasury shares have been reissued or retired.

The total authorization amount remaining under the current share repurchase program is approximately $925.0. During the three-month period ended March 28, 2024, the Company did not repurchase any shares of its Common Stock under this share repurchase program. Share repurchases are currently on hold. The Credit Agreement imposes restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 28, 2024			March 30, 2023
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(616.7)	116.2	$(5.31)	$(281.2)	104.9	$(2.68)
Income allocated to participating securities	—	—		—	—
Net loss	$(616.7)			$(281.2)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(616.7)	116.2	$(5.31)	$(281.2)	104.9	$(2.68)

Included in the outstanding Common Stock were 0.0 million and 0.1 million of issued but unvested shares at March 28, 2024 and March 30, 2023, respectively, which are excluded from the basic Earnings Per Share (“EPS”) calculation.

Shares of Common Stock of 9.6 million were excluded from diluted EPS as a result of incurring a net loss for the three months ended March 28, 2024, as the effect would have been antidilutive. Additionally, diluted EPS for the three months ended March 28, 2024 excludes 0.2 million shares that may be dilutive shares of Common Stock in the future but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Shares of Common Stock of 0.9 million were excluded from diluted EPS as a result of incurring a net loss for the three months ended March 30, 2023, as the effect would have been antidilutive. Additionally, diluted EPS for the three months ended March 30, 2023 excludes 0.2 million shares that may be dilutive shares of Common Stock in the future but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.
Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	As of	As of
	March 28, 2024	December 31, 2023
Pension	$(18.4)	$(18.7)
SERP/Retiree medical	6.7	6.8
Derivatives - foreign currency hedge	—	2.2
Foreign currency impact on long-term intercompany loan	(14.9)	(14.6)
Currency translation adjustment	(70.6)	(65.3)
Total accumulated other comprehensive loss	$(97.2)	$(89.6)

Amortization or settlement cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into cost of sales and selling, general and administrative on the Condensed Consolidated Statements of Operations was $0.1 and ($64.0) for the three months ended March 28, 2024 and March 30, 2023, respectively.

19.  Commitments, Contingencies and Guarantees

Litigation

On May 3, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, its former Chief Executive Officer, Tom Gentile III, and its Senior Vice President and Chief Financial Officer, Mark J. Suchinski. An Amended Complaint was filed on December 19, 2023, and a Second Amended Complaint was filed, with leave of the Court, on March 12, 2024. The lawsuit was brought on behalf of certain purchasers of securities of the Company, who allege purported misstatements and omissions concerning alleged faulty production controls and alleged quality and safety issues (the “Securities Class Action”). The specific claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and (ii) violations of Section 20(a) of the Exchange Act against the individual defendants. The plaintiffs seek monetary damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously.

Spirit is also involved in litigation in the 10th Circuit Court of Appeals (“Appellate Court”) with its former Chief Executive Officer, Larry Lawson over Lawson’s disputed violation of a restrictive covenant in his retirement and consulting agreement. On October 19, 2021, the U.S. District Court for the District of Kansas (the “District Court”) ruled in favor of Lawson and awarded him $44.8 for benefits withheld in connection with the disputed violation, as well as post-judgment interest at the rate of 4.25%.

Spirit appealed the judgment to the Appellate Court. On February 27, 2023, the Appellate Court issued an opinion reversing the District Court decision and concluding that Lawson had violated the terms of the restrictive covenant and remanded for the District Court to address whether the restrictive covenant that Lawson violated was enforceable under Kansas law. On June 15, 2023, the District Court held that the restrictive covenant was enforceable as a matter of Kansas law. The District Court entered judgment in favor of Spirit on June 27, 2023. Lawson appealed the District Court’s latest decision, and this matter was argued before the Appellate Court on March 19, 2024. Spirit will continue to defend its position vigorously on appeal. A liability for the full amount of the award issued on October 19, 2021, plus accrued interest through March 28, 2023, was recognized and remains accrued in the Condensed Consolidated Balance Sheets as of December 31, 2023 and March 28, 2024.

From time to time, in the ordinary course of business, the Company receives certain requests for information from government agencies in connection with their regulatory or investigational authority. The Company has received information and document requests related to the January 5, 2024 Alaska Airlines incident, the B737 MAX 9 door plug, and safety and quality processes in the B737 MAX line production. These include requests to assist the government in investigations or audits, including by the FAA, as a party representative to a National Transportation Safety Board investigation, grand jury subpoenas from the Department of Justice, and subpoenas or examination requests from the SEC and the Attorney General of the State of Texas. The Company reviews such requests and notices and takes appropriate action. Additionally, the Company is subject to federal and state requirements for protection of the environment, including those for disposal of hazardous waste and remediation of contaminated sites. As a result, the Company is required to participate in certain government investigations

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

regarding environmental remediation actions. The Company is currently unable to reasonably estimate any impact this incident, including any impacts from these requests and investigations.

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

Contingencies

During the first quarter, the Company updated its estimated cost to satisfy customer firm orders on the A350 and A220 programs. Based on these estimates, and management’s evaluation of key macroeconomic assumptions including the probability that these performance obligations would be exercised, management determined that it is probable each of these programs' performance obligations will extend beyond the period of time for which the Company has recorded forward losses. The key changes are based upon two primary factors, the change in strategic pricing conversations with our customer, Airbus, and incremental firm orders Airbus secured on the A350 and A220 programs. As a result, Company recorded incremental forward losses in the first quarter of $168.3 on the A350 and A220 programs for production of expected firm orders through January 2030. Additional losses beyond what has been reserved could occur if there are unexpected changes to current assumptions in macroeconomic factors relevant to the Company's cost to complete all firm orders, ongoing pricing discussions with its customers, and increases to our customers’ firm orders. As a result, while the Company does not believe incremental losses beyond those currently recorded are evident, it is reasonably possible one or more of these programs could be performed at a loss incremental to forward losses previously recorded for production outside of the timeframe or for orders that may be placed in addition to those assessed as of March 28, 2024, highlighted above. The Company continues to evaluate all options to reduce or eliminate recorded forward losses prospectively, including, but not limited to, continued active negotiations with its A220 and A350 customer, regarding, among other things, elements of price.

Guarantees

Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $22.7 and $23.1 at March 28, 2024 and December 31, 2023, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $27.7 and $22.3 of restricted cash as of March 28, 2024 and December 31, 2023, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in Other assets in the Company's Condensed Consolidated Balance Sheets.

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

Service and Product Warranties and Extraordinary Rework

Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are evaluated on a quarterly basis. These costs are accrued and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, the Company considers other factors including the experience of other entities in the same business and management judgment, among others. Service warranty and extraordinary work is reported in current liabilities and other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regard to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims; however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $2.3 as of March 28, 2024 and December 31, 2023. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $3.4 as of March 28, 2024 and December 31, 2023.

The following is a roll forward of the service warranty and extraordinary rework balance at March 28, 2024:

Balance, December 31, 2023	$82.7
Charges (release) to costs and expenses	1.0
Payouts	(1.2)
Exchange rate	(0.1)
Balance, March 28, 2024	$82.4

20.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended
	March 28, 2024	March 30, 2023
Kansas Development Finance Authority bond	$0.9	$0.7
Interest income	4.3	2.9
Foreign currency (losses) gains (1)	3.1	(8.5)
(Loss) gain on foreign currency forward contract	1.2	(3.4)
Loss on sale of accounts receivable	(10.6)	(11.2)
Pension (expense) income (2)	3.6	(62.7)
Excise tax on pension assets reversion (3)	—	(35.9)
Other	(0.2)	0.7
Total	$2.3	$(117.4)

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
(2) See Note 15 Pension and Other Post-Retirement Benefits. Pension expense for the three months ended March 30, 2023 includes a $64.6 non-cash, pre-tax non-operating settlement charge related to the PVP A termination.
(3) Excise tax related to the reversion of excess plan assets for the three months ended March 30, 2023. See Note 15 Pension and Other Post-Retirement Benefits.

21.  Other Liabilities

Included on the Company’s Condensed Consolidated Balance Sheet for the three months ended March 28, 2024 is a liability related to the customer financing of $180.0 from Boeing received in the twelve months ended December 31, 2023. Per the terms of the amended agreement, $90.0 is payable in December 2025 and the remaining $90.0 is payable in equal $45.0 installments in December 2026 and 2027. Given those terms, the entire $180.0 of the advance is included in the Other non-current liabilities line item on the Company’s Condensed Consolidated Balance Sheets as of March 28, 2024.

22.  Segment Information

The Company operates in three principal segments: Commercial, Defense & Space and Aftermarket. Approximately 83% of the Company’s net revenues for the three months ended March 28, 2024 came from the Company’s two largest customers, Boeing and Airbus. Boeing represents a substantial portion of the Company’s revenues across segments. Airbus represents a substantial portion of revenues in the Commercial segment. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses and research and development.

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

The Company’s Commercial segment includes design and manufacturing of forward, mid, and rear fuselage sections and systems, struts/pylons, nacelles (including thrust reversers) and related engine structural components, wings, and wing components (including flight control surfaces), as well as other miscellaneous structural parts for large commercial aircraft and/or business/regional jets. Sales from this segment are primarily to the aircraft OEMs or engine OEMs of large commercial aircraft and/or business/regional jet programs. Approximately 71% and 70% of Commercial segment net revenues came from the Company’s contracts with Boeing for the three months ended March 28, 2024, and March 30, 2023, respectively. Approximately 23% and 23% of Commercial segment net revenues came from the Company’s contracts with Airbus for the three months ended March 28, 2024, and March 30, 2023, respectively. The Commercial segment manufactures products at the Company’s facilities in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia. The Commercial segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

The Company’s Defense & Space segment includes design and manufacturing of fuselage, strut, nacelle, and wing aerostructures (primarily) for U.S. Government defense programs, including Boeing P-8 and KC-46 Tanker, which are commercial aircraft that are modified for military use. The segment also includes fabrication, bonding, assembly, testing tooling, processing, engineering analysis, and training on fixed wing aircraft aerostructures, missiles and hypersonics work, including solid rocket motor throats and nozzles and re-entry vehicle thermal protections systems, forward cockpit and cabin, and fuselage work on rotorcraft aerostructures. Sales from this segment are primarily to the prime contractors on various U.S. Government defense program contracts for which the Company is a sub-contractor. A significant portion of the Company’s Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. A significant portion of Defense & Space segment net revenues came from the Company’s contracts with two individual customers for the three months ended March 28, 2024, and March 30, 2023. The Defense & Space segment

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

manufactures products at the Company’s facilities in Wichita, KS; Tulsa, OK; Biddeford, ME; Woonsocket, RI; Belfast, Northern Ireland; and Prestwick, Scotland.

The Company’s Aftermarket segment includes design, manufacturing, and marketing of spare parts and maintenance, repair, and overhaul (“MRO”) services, repairs for flight control surfaces and nacelles, radome repairs, rotable assets, engineering services, advanced composite repair, and other repair and overhaul services. Approximately 58% and 45% of Aftermarket segment net revenues came from the Company’s contracts with a single customer for the three months ended March 28, 2024, and March 30, 2023, respectively. The Aftermarket segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Kinston, North Carolina; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; and Belfast, Northern Ireland.

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

The following table shows segment revenues and operating income (loss) for the three months ended March 28, 2024 and March 30, 2023:

	Three Months Ended
	March 28, 2024	March 30, 2023
Segment Revenues
Commercial	$1,356.1	$1,148.5
Defense & Space	250.8	188.4
Aftermarket	95.9	94.5
	$1,702.8	$1,431.4
Segment Operating Income (Loss)
Commercial(1)	$(484.9)	$(45.5)
Defense & Space(2)	32.2	19.2
Aftermarket	17.2	19.2
	$(435.5)	$(7.1)
SG&A	(81.5)	(77.4)
Research and development	(10.6)	(10.6)
Total operating loss	$(527.6)	$(95.1)

(1) The three months ended March 28, 2024 include excess capacity production costs of $24.9 related to the temporary B737 MAX and A220 production schedule changes. The three months ended March 30, 2023 include $40.9 of excess capacity costs related to the temporary B737 MAX, A320 and A220 production schedule changes and $5.4 of restructuring costs.
(2) The three months ended March 28, 2024 include excess capacity production costs of $1.2 related to the temporary B737 production schedule changes. The three months ended March 30, 2023 include excess capacity costs of $2.4 related to temporary B737 production schedule changes and $0.9 of restructuring costs.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

23.  Restructuring Costs

Restructuring costs are presented separately as a component of operating loss on the Condensed Consolidated Statements of Operations. The total restructuring costs for the three months ended March 28, 2024 were $0.0.

The Company’s results of operations for the three months ended March 30, 2023 includes restructuring costs related to the Voluntary Separation Program (“VSP”) that was offered to reduce structural costs by reducing indirect headcount. Participants in the VSP received a lump sum severance payment based on their years of Company service.

The total restructuring costs for the three months ended March 30, 2023 were $6.3, of which, $5.4 was included in segment operating margins for the Commercial segment and $0.9 was included in segment operating margins for the Defense & Space segment.

24. Supplier Financing
The Company has provided certain suppliers with access to a supply chain financing program through facilities with third-party financing institutions. The Company’s suppliers’ ability to access the program is primarily dependent upon the strength of the Company’s financial condition and certain qualifying criteria. The program allows these suppliers to monetize their receivables prior to the contractual payment date, subject to payment of a discount. The capacity of the program is limited to $110.0 at any point in time. If a supplier’s request exceeds the program limit, then it will be honored when capacity is available. Under the supply chain financing program, the Company agrees to pay the third-party financing institution the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, and suppliers have the ability to be paid from the third-party financing institution on an accelerated basis. The Company’s suppliers’ election to sell one or more of the Company’s confirmed obligations under the supply chain financing program is optional. The Company’s responsibility is limited to making payment on the terms originally negotiated with its suppliers for up to 120 days, regardless of whether the suppliers elect to sell their receivables to the third-party financing institution. Within the current population of qualified suppliers, there are no payment discounts offered or taken at any point by the financing institution or by the Company. The Company or the third-party financing institution may terminate the agreement upon at least 45 days’ notice.

The balance of confirmed obligations outstanding to suppliers who elect to participate in the supply chain financing program is included in the Company’s Accounts payable balance on the Company’s Condensed Consolidated Balance Sheets. As of March 28, 2024, the balance of confirmed obligations outstanding was $137.8, a decrease of $17.8 over the balance as of December 31, 2023 of $155.6. In the comparable prior year period, confirmed obligations outstanding were $110.6 as of March 30, 2023, an increase of $8.6 over the balance as of December 31, 2022. While changes in each period typically reflect trends in purchasing levels from suppliers related to production levels during the applicable period, the decrease in the current period is primarily due to the reduction in participating suppliers in alignment with reduced capacity.

25.  Acquisitions

T.E.A.M., Inc.

On November 23, 2022, Spirit AeroSystems Textiles, LLC, a fully owned subsidiary of Spirit AeroSystems, Inc. (“Spirit Textiles”) closed its purchase of substantially all of the assets and all of the liabilities of T.E.A.M., Inc., a Rhode Island corporation, which is engaged in the business of manufacturing and engineering textiles, composites, and textile and composite products, for cash consideration of $31.3. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill, which is fully allocated to the Defense & Space segment. As of December 31, 2022, the Company had preliminarily concluded, but not finalized, its assessment and purchase price allocation of the acquisition. The final fair value determination was subject to a contractual post-closing working capital true-up, which the Company concluded in the three months ended March 30, 2023. The final purchase price allocation resulted in $0.6 adjustments to the assets acquired and the liabilities assumed that were recorded as of the acquisition date, which were included in the Condensed Consolidated Balance Sheet as of December 31, 2022. The adjusted assets acquired and the liabilities assumed included $8.3 of property, plant, and equipment, $1.7 of working capital, $13.5 of

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

intangible assets and $7.7 allocated to goodwill, which is expected to be deductible for tax purposes. Operating income for the first quarters of 2023 and 2024 was immaterial and reported within the Defense & Space segment.

There were no acquisition-related expenses for the three months ended March 28, 2024 and March 30, 2023, respectively.

26. Subsequent Events

As described in the Form 8-K filed by the Company on April 23, 2024, on April 18, 2024, the Company entered into the MOA with Boeing to provide $425.0 of cash advances, based upon the Company maintaining a production rate that supports Boeing’s production demand in accordance with certain long-term supply agreements, which Spirit expects to receive in the second quarter of 2024.
The MOA requires repayment installments of $36.6 on June 12, 2024, $89.5 on July 17, 2024, $150.6 on August 14, 2024, $134.3 on September 18, 2024, and $14.0 on October 16, 2024. The Company’s repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) the Company fails to make any repayment in full on the applicable Repayment Date, (ii) the Company fails to submit a satisfactory written confirmation that the Company is able to and intends to make the required repayment thirty days prior to each Repayment Date, as required under the agreement, (iii) the Company repudiates any performance obligation under this MOA or certain of the Company’s existing agreements with Boeing, (iv) there occurs, either as to Spirit, Spirit Holdings or any of their respective subsidiaries, any of the events of default (generally relating to insolvency, reorganization, liquidation or similar proceedings, or to business suspension, dissolution or winding-up) described in specified provisions of the Company’s existing agreements with Boeing, then all amounts of the advances from the MOA that remain outstanding to Boeing pursuant to the repayment provisions of the MOA as of such time will become immediately due and payable.

Subsequent to the end of the first quarter, Spirit received indications that Boeing expects a slower increase in production and deliveries of B787 planes. While the Company has not received a formal schedule change from its customer, based on expected changes to production and delivery schedules, the Company has completed a preliminary assessment relevant to the expected impact of this schedule change. As a result of this preliminary assessment, the Company expects to incur an incremental forward loss of approximately $50 to $60 in the second quarter of 2024 due to the impact of reduced production volumes and the ability for the Company to reduce variable costs in a timely manner and the corresponding amount of fixed overhead absorption applied to lower deliveries. This preliminary assessment is subject to change if Boeing further revises its production and delivery plans.

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

We expect that our operating environment will continue to remain dynamic and evolve through 2024. We continue to monitor and evaluate related risks and uncertainties relating to macroeconomic conditions, including the items discussed in Item 1A. “Risk Factors” in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “2023 Form 10-K”).

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

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. In November 2020, the Federal Aviation Administration (the “FAA”) issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes to be made before the aircraft returned to service. Boeing’s deliveries of the B737 MAX resumed in the fourth quarter of 2020. Since November 2020, regulators from Brazil, Canada, China the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service. During the three months ended March 28, 2024, Boeing continued to announce orders for the B737 MAX.

We expect that the B737 MAX and other narrowbody production rates will recover to pre-pandemic levels before widebody production rates. For additional information, see Item 1A, “Risk Factors” in the 2023 Form 10-K.

The B737 MAX 7 and MAX 10 models are currently going through FAA certification activities. In December 2022, an extension for certification of these two models to December 31, 2024 was granted when the U.S. Congress passed the Fiscal Year 2023 Omnibus Appropriations Bill. In early 2024, Boeing communicated that it has pledged to develop new engine inlets for the B737 MAX to rectify overheating issues observed with the current engine inlets when the anti-ice system is activated under specific conditions. Boeing anticipates this activity will be completed in approximately one year. If Boeing is unable to achieve certification of these models or the entry into service is inconsistent with current assumptions, future revenues, earnings, and cash flows are likely to be adversely impacted.

The B737 MAX 9 derivative fleet was temporarily grounded by the FAA while certain safety inspections were completed and to allow the FAA time to review any required maintenance actions following the January 5, 2024 in-flight incident on a B737 MAX 9 aircraft flown by Alaska Airlines. The B737 MAX 9 fleet returned to service on January 26, 2024 after mandatory inspections were completed. We are participating in investigations relating to this incident. For additional information, see Note 19 Commitments, Contingencies and Guarantees.

Certain changes made to the production and delivery process implemented by Boeing have had an immediate impact to our results of operations and cash flows. On March 2, 2024, Boeing announced they would no longer accept deliveries of product that required out of sequence assembly or incremental quality re-work. A new product verification process has been implemented by Boeing at our factory in Wichita, KS.

B787 Program

During the year ended December 31, 2021, the combination of production rate decreases from our customer and estimated costs of rework and engineering changes resulted in incremental forward loss charges of $153.5 million. During the year ended December 31, 2022, our estimates for further production rate decreases and build schedule changes, supply chain costs, and other costs, including costs of rework, drove additional forward loss charges of $93.5 million. During the year ended December 31, 2023, our estimates related to the impact of the IAM agreement, additional labor and supply chain cost growth drove additional forward loss charges of $93.0 million recognized through the quarter ended September 29, 2023. On October 12, 2023, we executed a Memorandum of Agreement with Boeing (the “2023 MOA”), where, among other items, we established recurring shipset price increases effective for line unit 1164 through line unit 1605 with a mutual goal of concluding good faith pricing negotiations, other interests and considerations 12 months prior to the delivery of line unit 1605. As a result, we reversed previously recognized forward loss charges of $205.6 million and also reversed a previously recognized material right obligation of $154.6 million in the quarter ended December 31, 2023. See also Note 19, Commitments, Contingencies and Guarantees. For the three months ended March 28, 2024, our updated estimates drove an additional $34.1 million of forward loss primarily related to additional labor and supply chain cost growth. Additional production rate changes, changes in cost assessments, claims, labor work stoppages, supply chain cost changes, or changes to the scope of quality issues and any associated rework, could result in an incremental loss provision. Based on Boeing’s communications to its employees subsequent to quarter-end, we are anticipating a reduction in production rates on the B787 which will have an estimated $50 million to $60 million impact that would be recognized in the second quarter. See also Note 26 Subsequent Events.

Airbus Programs

During the year ended December 31, 2021, the A350 program recorded forward loss charges of $55.2 million related to customer driven production rate changes and quality-related costs. The A350 program recorded additional forward loss charges of $105.7 million for the year ended December 31, 2022 related to estimated quality-related costs, non-recurring engineering and tooling costs, and additional labor, freight, and other cost requirements driven by parts shortages, production and quality issues, and customer production rate changes. The A350 program recorded additional forward loss charges of $121.3 million for the year ended December 31, 2023 related to labor and production cost growth, higher supply chain costs and schedule revisions. For the three months ended March 28, 2024, our updated estimates drove a $280.8 million incremental estimated forward loss on the A350 program, driven primarily by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, and the impact of supply chain cost growth.

The A220 wing program recorded additional forward losses of $25 million for the year ended December 31, 2022, primarily related to the bankruptcy of a supplier and associated failure of the supplier to deliver key parts on the program. The A220 program recorded additional forward losses of $164.8 million for the year ended December 31, 2023, primarily related to higher production, labor and supply chain costs. For the three months ended March 28, 2024, our updated estimates drove a $167.0 million incremental estimated forward loss on the A220 program, driven by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, foreign current impacts, and increased production and supply chain costs.

See also Note 19 Commitments, Contingencies and Guarantees.

Critical Accounting Estimates

Goodwill

Goodwill is assessed for impairment annually on the first day of the fourth quarter, or whenever events or circumstances indicate that it is more likely than not that the estimated fair value of a reporting unit is below its carrying value.

For the year ended December 31, 2023, in accordance with our annual assessment policy, we opted to bypass the qualitative assessment and performed a quantitative assessment to test goodwill for impairment.

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

The results of our annual assessment indicated that the fair value substantially exceeded the carrying value for each reporting unit, and as a result, no impairment existed as of the annual assessment date during the fourth quarter of 2023. Further, we have not identified any indications of impairment that would prompt an interim impairment assessment for the quarter ended March 28, 2024.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended
	March 28, 2024	March 30, 2023
	($ in millions)
Net revenues	$1,702.8	$1,431.4
Cost of sales	2,138.3	1,432.2
Gross loss	(435.5)	(0.8)
Selling, general and administrative	81.5	77.4
Restructuring costs	—	6.3
Research and development	10.6	10.6
Other operating expense	—	—
Operating loss	(527.6)	(95.1)
Interest expense and financing fee amortization	(80.2)	(72.4)
Other income (expense), net	2.3	(117.4)
Loss before income taxes and equity in net loss of affiliates	(605.5)	(284.9)
Income tax (provision) benefit	(11.0)	4.3
Loss before equity in net loss of affiliates	(616.5)	(280.6)
Equity in net loss of affiliates	(0.1)	(0.7)
Net loss	$(616.6)	$(281.3)

Comparative shipset deliveries by model were as follows(1):

	Three Months Ended
Model	March 28, 2024	March 30, 2023
B737	44	95
B767	5	8
B777	8	7
B787	13	6
Total Boeing	70	116
A220	15	13
A320 Family	153	142
A330	7	9
A350	16	12
Total Airbus	191	176
Total Business and Regional Jets	46	54
Total	307	346

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

Net revenues by prime customer were as follows:

	Three Months Ended
Prime Customer	March 28, 2024	March 30, 2023
	($ in millions)
Boeing	$1,088.6	$921.1
Airbus	317.1	267.6
Other	297.1	242.7
Total net revenues	$1,702.8	$1,431.4

Changes in Estimates

During the first quarter of 2024, we recognized unfavorable changes in estimates of $534.6 million, which included net forward loss charges of $495.4 million, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2024 of $39.2 million. The forward losses in the first quarter were primarily driven by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, foreign currency impacts, and supply chain cost growth on the A350 and A220 programs, additional labor and supply chain cost growth on the B787 program, and increased costs related to factory performance on the B767 program. The forward losses on the Airbus A350 and A220 programs include net incremental losses for anticipated performance obligations beyond 2026 related to incremental firm orders Airbus secured of $168.3 million in total. The unfavorable cumulative catch-up adjustments primarily relate to increased production costs associated with changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process has delayed delivery acceptances and caused a build up of undelivered units in Wichita, KS. Additionally, we are maintaining a higher cost profile for a planned rate increase that has now been delayed because of the FAA’s imposed limit on the B737 program, and production cost overruns on the A320 program. As referenced above, we utilize a periodic forecasting process to assess the progress and performance of our programs. We may continue to experience forward losses in the future as a result of production schedule impacts from our customers, increases in costs related to persistent inflation, or other factors resulting in cost estimates higher than our original forecast.

During the same period in the prior year, we recognized total unfavorable changes in estimates of $121.9 million, which included net forward loss charges of $110.0 million, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2023 of $11.9 million.

Three Months Ended March 28, 2024 as Compared to Three Months Ended March 30, 2023

Revenue.  Net revenue for the three months ended March 28, 2024 was $1,702.8 million, an increase of $271.4 million, or 19.0%, compared to net revenue of $1,431.4 million for the same period in the prior year. The increase in revenue was primarily driven by increased Boeing production and increased Defense and Space production. Approximately 83% and 83% of Spirit’s net revenues for the first quarter of 2024 and 2023, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing decreased to 70 shipsets during the first quarter of 2024, compared to 116 shipsets delivered in the same period of the prior year, primarily driven by delivery delays caused by increased quality and final inspection measures undertaken by Boeing. Total deliveries to Airbus increased to 191 shipsets during the first quarter of 2024, compared to 176 shipsets delivered in the same period of the prior year, primarily driven by increases in A320, A220 and A350 deliveries partially offset by a slight decrease in A220 deliveries in the current quarter. Deliveries for business/regional jet components decreased to 46 shipsets delivered during the first quarter of 2024, compared to 54 shipsets delivered in the same period of the prior year. In total, deliveries decreased to 307 shipsets during the first quarter of 2024, compared to 346 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit.  Gross loss was ($435.5) million for the three months ended March 28, 2024, compared to gross loss of ($0.8) million for the same period in the prior year. The increase in loss from the prior year period was primarily driven by higher unfavorable cumulative catch-up adjustments and higher forward losses, as detailed below. In the first quarter of 2024, we recognized $26.1 million of excess capacity production costs driven by cost overruns and production schedule changes on B737 MAX and A220 programs, compared to excess capacity cost of $43.3 million in the same period of the prior year. In the first quarter of 2024, we recognized $39.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2024, and $495.4 million of net forward loss charges. As mentioned in the Note 3 Changes in Estimates to our condensed consolidated financial statements included in Part I of this Quarterly Report, the forward losses recorded in the first quarter of 2024 were primarily driven by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, foreign currency impacts, and supply chain cost growth on the A350 and A220 programs, additional labor and supply chain cost growth on the B787 program, and increased costs related to factory performance and supply chain costs on the B767 program. In the first quarter of 2023, we recorded $11.9 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2023, and $110.0 million of net forward loss charges primarily driven by estimated supply chain costs including certain non-recurring cost estimates, schedule changes, and foreign exchange headwinds on the A220 program, schedule changes and other supply chain cost growth on the A350 program, additional labor and supply chain cost growth on the B787 program, and increased cost projections on the CL650 program.

SG&A and Research and Development.  Current period SG&A was higher than in the prior year period by $4.1 million, primarily due to increased purchased services related to a potential merger. Research and development expenses were flat for the three months ended March 28, 2024, as compared to the same period in the prior year.

Operating (Loss) Income.  Operating loss for the three months ended March 28, 2024 was ($527.6) million, a decrease of $432.5 million, compared to operating loss of ($95.1) million for the same period in the prior year. The variance reflects the higher unfavorable cumulative catch-up adjustments and higher forward losses detailed above.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended March 28, 2024 increased $7.8 million compared to the same period in the prior year, driven by the higher interest rate on the Second Lien 2030 Notes compared to the refinanced Second Lien 2025 Notes and the addition of the Exchangeable Senior Notes. The three months ended March 28, 2024 includes $73.8 million of interest and fees paid or accrued in connection with long-term debt and $2.9 million in amortization of deferred financing costs and original issue discount, compared to $66.6 million of interest and fees paid or accrued in connection with long-term debt and $1.8 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. See also Note 14 Debt to our condensed consolidated financial statements included in Part I of this Quarterly Report.

Other Income (Expense), net. Other income, net for the three months ended March 28, 2024 was $2.3 million, compared to other expense of ($117.4) million for the same period in the prior year, a decrease in expense of $119.7 million. The decrease in other expense was primarily due to net pension related income in the current year period of $3.6 million versus net pension related expense of ($62.7) million in the prior year period as well as excise tax expense of ($35.9) million in the prior year period. In addition, we recorded higher foreign currency gains of $3.1 million recognized in the current period, versus losses of ($8.5) million in the same period of the prior year. The respective pension expense value for 2023 was driven by special accounting impacts related to pension plan termination activities. See also Note 15 Pension and Other Post-Retirement Benefits to our condensed consolidated financial statements included in Part I of this Quarterly Report.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of March 28, 2024. The net valuation allowance was increased by $87.1 million in the U.S. and by $72.3 million in the U.K. for the three months ended March 28, 2024.

The income tax provision for the three months ended March 28, 2024 includes $1.2 million for federal taxes, ($1.1) million for state taxes and $10.9 million for foreign taxes. The income tax provision for the three months ended March 30, 2023 includes $2.2 million for federal taxes, ($4.2) million for state taxes and ($2.3) million for foreign taxes. The effective tax rate for the three months ended March 28, 2024 is (1.82%) as compared to 1.50% for the same period in 2023. As we are reporting a pre-tax loss for the three months ended March 28, 2024, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

The decrease from the U.S. statutory tax rate is attributable primarily to valuation allowances on deferred tax assets.

Segments. The following table shows segment revenues and operating loss for the three months ended March 28, 2024 and March 30, 2023:

	Three Months Ended
	March 28, 2024	March 30, 2023
	($ in millions)
Segment Revenues
Commercial	$1,356.1	$1,148.5
Defense & Space	250.8	188.4
Aftermarket	95.9	94.5
	$1,702.8	$1,431.4
Segment Operating Income (Loss)
Commercial	$(484.9)	$(45.5)
Defense & Space	32.2	19.2
Aftermarket	17.2	19.2
	$(435.5)	$(7.1)
SG&A	(81.5)	(77.4)
Research and development	(10.6)	(10.6)
Total operating loss	$(527.6)	$(95.1)

Commercial segment, Defense & Space segment, and Aftermarket segment represented approximately 80%, 15%, and 5%, respectively, of our net revenues for the three months ended March 28, 2024 and approximately 80%, 13%, and 7%, respectively, of our net revenues for the three months ended March 30, 2023.

Commercial segment.  Commercial segment net revenues for the three months ended March 28, 2024 were $1,356.1 million, an increase of $207.6 million, or 18%, compared to the same period in the prior year. The increase in revenues was primarily driven by increased Boeing production in the current period.

Commercial segment operating margins were (36%) for the three months ended March 28, 2024, compared to (4%) for the same period in the prior year. The decrease in margin for the three months ended March 28, 2024, as compared to the prior year period, was primarily due to higher unfavorable changes in estimates recorded in the current period. In the first quarter of 2024, the segment recorded unfavorable cumulative catch-up adjustments of $38.9 million and net forward loss charges of $493.8 million. In comparison, during the first quarter of 2023, the segment recorded unfavorable cumulative catch-up adjustments of $11.0 million and net forward loss charges of $109.9 million. For the three months ended March 28, 2024, the Commercial segment included $24.9 million of excess capacity production costs, compared with excess capacity costs of $40.9 million, and restructuring costs of $5.4 for the same period in the prior year.

Defense & Space segment. Defense & Space segment net revenues for the three months ended March 28, 2024 were $250.8 million, an increase of $62.4 million, or 33%, compared to the same period in the prior year. The variance from the prior year period includes the impact of additional revenues from higher activity on development programs, higher production on the Sikorsky CH-53K and FLRAA programs and progress on classified programs partially offset by decreased production of P-8 units under the Boeing B737 program, the contracts for which include units produced for the Boeing P-8 program that are accounted for in the Defense & Space segment.

Defense & Space segment operating margins increased to 13% for the three months ended March 28, 2024, compared to 10% for the same period in the prior year. The increase in margin over the prior year period was primarily due to higher revenues and margin on classified programs partially offset by increased costs on the Boeing P-8 program resulting from the impacts of Boeing’s changes to the quality inspection process and schedule changes. For the three months ended March 28, 2024 the Defense & Space segment included $1.2 million of excess capacity production costs and restructuring costs of $0.0 million, compared with compared with excess capacity costs of $2.4 million and restructuring costs of $0.9 million for the same period in the prior year. The segment recorded unfavorable cumulative catch-up adjustments of $0.3 million for the three months ended March 28, 2024. The segment recorded net forward loss charges of $1.6 million for the three months ended March 28, 2024. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $0.9 million and net forward loss charges of $0.1 million.

Aftermarket segment.  Aftermarket segment net revenues for the three months ended March 28, 2024 were $95.9 million, an increase of $1.4 million, or 1%, compared to the same period in the prior year. Aftermarket segment operating margins were 18% for the three months ended March 28, 2024, compared to 20% for the same period in the prior year. The decrease in margins was driven primarily by lower MRO activity during the current period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal sources of liquidity are operating cash flows from continuing operations and borrowings to finance our business operations.

These consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.

We have incurred net losses of $616.7 million, $616.2 million, $545.7 million, and $540.8 million, for the three months ended March 28, 2024, and the years ended December 31, 2023, 2022, and 2021, respectively, and cash used in operating activities of $415.6 million, $225.8 million, $394.6 million, and $63.2 million, respectively for the same periods. As of March 28, 2024, our debt balance was $4,072.2 million, including $81.0 million of debt classified as short-term. As of March 28, 2024, we had $352.0 million of cash and cash equivalents on the Condensed Consolidated Balance Sheet, which reflects a decrease of $471.5 million from the cash and cash equivalents balance of $823.5 million as of December 31, 2023. The B737 MAX 9 derivative fleet was temporarily grounded by the FAA while certain safety inspections were completed and to allow the FAA time to review any required maintenance actions following the January 5, 2024 in-flight incident on a B737 MAX 9 aircraft flown by Alaska Airlines. The B737 MAX 9 fleet returned to service on January 26, 2024, after mandatory inspections were completed. We are participating in investigations relating to this incident. As discussed in Item 1A, “Risk Factors” in our 2023 Form 10-K, we are currently unable to fully estimate what impact this incident, including any impacts of investigations, will have on our near or long-term financial position, results of operations and cash flows.

Further, certain changes made to the production and delivery process implemented by Boeing have had an immediate impact to our results of operations and cash flows. On March 2, 2024, Boeing announced they would no longer accept deliveries of product that required out of sequence assembly or incremental quality re-work. As a result, we have experienced higher levels of inventory and contract assets and lower operational cash flows due to the inability to physically ship and invoice end items to Boeing. Additionally, during late 2023 we were preparing our production line to accommodate an expected increase in production rates that has now been delayed due to the FAA’s imposed limitation on Boeing increasing its production rates. Our ability to align our factory costs which include both internal and supply chain related spending to react to sudden changes in customer-determined production rates will likely have a material impact on our results of operations and cash flows. On April 18, 2024, we entered into a Memorandum of Agreement (“MOA”) with Boeing, where Boeing will advance $425.0 million to the Company in order to support our liquidity. Our liquidity has been impacted by higher levels of inventory and contract assets, lower operational cash flows due to a decrease in expected deliveries to Boeing, higher factory costs to maintain rate readiness (attributed to product quality verification process enhancements, including moving such processes from Renton, Washington, to Wichita, Kansas), Boeing no longer allowing for traveled work on the B737 fuselage to its factories and the FAA’s imposition of limitations on Boeing increasing production rates. Based upon expected production volumes and deliveries, the terms of this advance require installments be repaid from June to October 2024.

Additionally, we were in negotiations with Airbus related to pricing adjustments on the A220 and A350 programs during 2023 and continuing into 2024 with a goal of completing those negotiations in early 2024. As a result of the announcement on March 1, 2024, that we are currently engaged in discussions with Boeing about a possible acquisition of the Company by Boeing, there was a shift in the strategic discussions with Airbus relevant to pricing adjustments on the A220 and A350 programs, and management has determined that it is uncertain on timing or amount of any pricing adjustments that should be included in its current forecast.

These recent developments in the quarter ended March 28, 2024, resulted in a significant reduction in projected revenue and operating cash flows over the next twelve months. Management has developed a plan to improve liquidity because of the changes highlighted above. We are also evaluating additional strategies to improve liquidity to support operations, including, but not limited to, additional customer advances, negotiating changes to existing advance repayment arrangements, issuing incremental equity or debt financing, and restructuring of operations to increase efficiency and decrease expenses. These plans are dependent on many factors, including achieving forecasted B737 deliveries, securing additional financing or equity funding, renegotiating timing of certain customer advances or receiving incremental customer advances, or negotiating pricing adjustments on certain loss-making programs. Management expects these plans will sufficiently improve the Company’s liquidity needs to enable continuation of operations for at least the next twelve months.

Customer Advances

As described in the Form 8-K filed by us on April 23, 2024, on April 18, 2024, we entered into the MOA with Boeing to provide $425.0 million of cash advances, based upon our maintaining a production rate that supports Boeing’s production demand in accordance with certain long-term supply agreements, which we expect to receive in the second quarter of 2024.
The MOA requires a repayment of $36.6 million on June 12, 2024, $89.5 million on July 17, 2024, $150.6 million on August 14, 2024, $134.3 million on September 18, 2024, and $14.0 million on October 16, 2024. Our repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) we fail to make any repayment in full on the applicable Repayment Date, (ii) we fail to submit a satisfactory written confirmation that we are able to and intend to make the required repayment thirty days prior to each Repayment Date, as required under the agreement, (iii) we repudiate any performance obligation under the agreement or certain of the our existing agreements with Boeing, (iv) there occurs, either as to Spirit, Spirit Holdings or any of their respective subsidiaries, any of the events of default (generally relating to insolvency, reorganization, liquidation or similar proceedings, or to business suspension, dissolution or winding-up) described in specified provisions of our existing agreements with Boeing, then all amounts of the advances from the MOA that remain outstanding to Boeing pursuant to the repayment provisions of the MOA as of such time will become immediately due and payable. We expect these advances to be accounted for as financing cash flows.

During the three months ended March 28, 2024, we received an advance payment from Airbus of $17.0 million under a term sheet agreement between Airbus Canada Limited Partnership (“Airbus Canada”) and Shorts Brothers PLC (our facilities located in Belfast, Northern Ireland), for short term funding for increased freight costs incurred in the period from January to March 2024. This advance will form part of a financial support package under a proposed Memorandum of Agreement under negotiations between the parties and shall be used by us to enable timely delivery of aerostructures via air freight through March 31, 2024. The increased freight costs will be fully borne by us. The parties’ original intent was to have the method and timing of payment resolved by the end of April 2024, however, as of the date of this filing these issues have not been resolved.

During the quarter ended June 29, 2023, we received cash advances of $180.0 million from Boeing related to a memorandum of agreement with Boeing executed on April 28, 2023. Per the terms of the amended memorandum of agreement, $90.0 is payable in December 2025 and the remaining $90.0 is payable in equal $45.0 installments in December 2026 and 2027. Our repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) we fail to make any repayment in full on the applicable Repayment Date, (ii) we fail to submit a satisfactory written confirmation that we are able to and intend to make the required repayment thirty days prior to each Repayment Date, as required under the agreement, or (iii) we repudiate any performance obligation under the agreement or certain of our existing agreements with Boeing. Boeing will have the right to set off any unpaid amount due and payable under the memorandum of agreement from any amount owed to Boeing under any other agreement between the parties. As of March 28, 2024, the $180.0 million is reflected in the Other non-current liabilities line item on the Condensed Consolidated

Balance Sheets. Based on the specific terms and conditions within the final agreement, the $180.0 million receipt was shown as a financing cash flow during the twelve months ended December 31, 2023, while the future repayment of the Boeing advances will be reflected as usage of financing cash flow. See Note 21 Other Liabilities to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

During the quarters ended June 29, 2023 and September 28, 2023, we received two equal advance payments from Airbus of $50.0 million each under an agreement between Airbus S.A.S. and Spirit AeroSystems (Europe) Limited (“Spirit Europe”) signed on June 23, 2023 (the “A350 Agreement”). The A350 Agreement provided for up to $100.0 million of advances that are required to be repaid along with a nominal fee to Airbus by way of offset against the purchase price of A350 FLE shipset deliveries in 2025. To the extent actual deliveries in 2025 are insufficient to offset the advance amount, any amount not offset against deliveries will be due and payable to Airbus on December 31, 2025. Related to the A350 Agreement, Spirit Europe has pledged certain program assets including work in process inventories and raw materials at Spirit’s Scotland facility in an amount sufficient to cover the advances. Based on the specific terms and conditions within the A350 Agreement, the $100.0 million of receipts was included within operating cash flows during the twelve months ended December 31, 2023. As the Airbus advance will be repaid through offset against shipset deliveries, those repayments will effectively reduce operating cash flow in 2025. See Note 11 Customer Advances to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of March 28, 2024, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $183.2 million.

Operational Impacts of Alaska Airlines Incident

The B737 MAX 9 derivative fleet was temporarily grounded by the FAA while certain safety inspections were completed and to allow the FAA time to review any required maintenance actions following the January 5, 2024 in-flight incident on a B737 MAX 9 aircraft flown by Alaska Airlines. The B737 MAX 9 fleet returned to service on January 26, 2024 after mandatory inspections were completed. We are participating in investigations relating to this incident. As discussed in Item 1A, “Risk Factors” in our 2023 Form 10-K, we are currently unable to fully estimate what impact this incident, including any impacts of investigations, will have on our near or long-term financial position, results of operations and cash flows.

However, certain changes made to the production and delivery process implemented by Boeing have had an immediate impact to our results of operations and cash flows. On March 2, 2024, Boeing announced they would no longer accept deliveries of product that required out of sequence assembly or incremental quality re-work. A new product verification process has been implemented by Boeing at our factory in Wichita, KS. As a result, we have experienced higher levels of inventory and contract assets and lower operational cash flows due to the inability to physically ship and invoice end items to Boeing. Additionally, during late 2023 we began preparing our production line to accommodate an expected increase in production rates that has now been delayed due to the FAA’s imposed limitation on Boeing increasing its production rates. Our ability to align our factory costs, which include both internal and supply chain related spending to react to sudden changes in customer-determined production rates, is expected to have a material impact on our results of operations and cash flows throughout 2024.

Sales of Trade Accounts Receivable

We have agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third-party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with us, and they continue to allow us to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s, Airbus’s, and Rolls-Royce’s financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing, Airbus, or Rolls-Royce due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues, which could have an adverse impact upon our operating results, financial condition, and cash flows. For the three months ended March 28, 2024, $814.0 million of accounts receivable were sold via these arrangements.

Cash Flows

The following table provides a summary of our cash flows for the three months ended March 28, 2024 and March 30, 2023:

	For the Three Months Ended
	March 28, 2024	March 30, 2023
	($ in millions)
Net cash used in operating activities	$(415.6)	$(46.2)
Net cash used in investing activities	(28.7)	(22.9)
Net cash used in financing activities	(21.5)	(20.1)
Effect of exchange rate change on cash and cash equivalents	(0.3)	0.9
Net decrease in cash, cash equivalents, and restricted cash for the period	(466.1)	(88.3)
Cash, cash equivalents, and restricted cash beginning of period	845.9	678.4
Cash, cash equivalents, and restricted cash, end of period	$379.8	$590.1

 Three Months Ended March 28, 2024 as Compared to Three Months Ended March 30, 2023

Operating Activities. For the three months ended March 28, 2024, we had a net cash outflow of $415.6 million from operating activities, an increase in net cash outflow of $369.4 million compared to a net cash outflow of $46.2 million for the same period in the prior year. The increase in net cash outflow, period over period, primarily represents the build up of contract assets due to the significant reduction in shipments of Boeing end items due to changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process has delayed delivery acceptances and caused a build up of undelivered units in Wichita, KS. Additionally, the prior year first quarter was impacted by the excess pension plan asset reversion as discussed in Note 15 Pension and Other Post-Retirement Benefits to our condensed consolidated financial statements included in Part I of this Quarterly Report.

Investing Activities. For the three months ended March 28, 2024, we had a net cash outflow of $28.7 million for investing activities, an increase in net cash outflow of $5.8 million compared to a net cash outflow of $22.9 million for the same period in the prior year. The cash outflows for investing activities in both periods was driven by capital expenditures.

Financing Activities. For the three months ended March 28, 2024, we had a net cash outflow of $21.5 million for financing activities, an increase in net cash outflow of $1.4 million, compared to a net cash outflow of $20.1 million for the same period in the prior year. The increase in net cash outflow was primarily driven by higher principal payments of debt. During the three month periods ended March 28, 2024 and March 30, 2023, we did not pay any dividends. There were no repurchases of Common Stock under our share repurchase program during either the three months ended March 28, 2024 or March 30, 2023.

Pension and Other Post-Retirement Benefit Obligations

Effective October 1, 2021, we spun off a portion of the existing Pension Value Plan (“PVP A”), to a new plan called PVP B (“PVP B”). As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At March 28, 2024 and December 31, 2023, an excess pension plan asset reversion of $50.0 million and $61.1 million, respectively, is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over five years as they are distributed to employees under a qualified benefit program.

Separately, during the three months ended March 30, 2023, we received an excess plan asset reversion of $179.5 million of cash from PVP A. This transaction was accounted for as a negative contribution and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the three months ended March 30, 2023. Excise tax of $35.9 million related to the reversion of excess plan assets was separately recorded to the Other income (expense), net line item on the Consolidated Statements of Operations for the three months ended March 30, 2023. See also Note 20 Other Income (Expense), Net to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

As disclosed in the Company’s 2022 Form 10-K, in July 2022, the Company adopted and communicated to participants a plan to terminate PVP A. In the first quarter of 2023, the Company recognized additional non-cash, pre-tax non-operating settlement accounting charges of $64.6 million related to the purchase of annuities for any participants not electing a lump-sum distribution.

Our U.S. pension plan remained fully funded at March 28, 2024. Our plan investments are broadly diversified, and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 15 Pension and Other Post-Retirement Benefits to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information on the Company’s pension plans. Other than the reversion of excess plan assets noted above, which was accounted for as a negative contribution, the Company’s expected contributions for the current year have not significantly changed from those described in the Company’s 2023 Form 10-K. The Shorts’ Pension has been in a deficit position during recent years, and there is a risk that additional contributions will be required from the trustees or the U.K. Pension Regulator as described under Part I, Item 1A. “Risk Factors” of our 2023 Form 10-K.

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into a series of currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling at our operations located in Belfast, Northern Ireland. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through December 2024. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain recognized in AOCI was $1.8 million for the three months ended March 28, 2024. Within the next 12 months, the Company expects to recognize a loss of $0.0 million in earnings related to the foreign currency forward contracts. As of March 28, 2024, the maximum term of the hedged forecasted transaction was 9 months.

See Note 13 Derivative and Hedging Activities to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Debt and Other Financing Arrangements

As of March 28, 2024, the outstanding balance of the senior secured Term Loan B Credit Agreement was $586.6 million and the carrying value was $572.3 million.

As of March 28, 2024, the outstanding balance of the Exchangeable 2028 Notes was $230.0 million and the carrying value was $222.5 million.

As of March 28, 2024, the outstanding balance of the 2026 Notes and 2028 Notes was $300.0 million and $700.0 million, respectively, and the carrying value was $299.2 million and $696.7 million, respectively.

As of March 28, 2024, the outstanding balance of the 2025 Notes, First Lien 2029 Notes, and Second Lien 2030 Notes was $20.8 million, $900.0 million, and $1,200.0 million, respectively, and the carrying value was $20.8 million, $888.8 million, and $1,180.3 million, respectively.

See Note 14 Debt to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Information Regarding Guarantors of Spirit’s Notes Registered Under the Securities Act of 1933

Spirit’s 2026 Notes are guaranteed by Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of Holdings (“Spirit NC”), and Holdings, and Spirit’s 2028 Notes are guaranteed by Holdings. None of Spirit’s notes are guaranteed by Spirit’s or Holdings’ other domestic subsidiaries or any foreign subsidiaries (together, the “Non-Guarantor Subsidiaries”). The Company consolidates each of Spirit and Spirit NC in its consolidated financial statements. Spirit and Spirit NC are both 100 percent-owned and controlled by Holdings. Holdings’ guarantees of Spirit’s indebtedness are full and unconditional, except that the guarantees may be automatically released and relieved upon satisfaction of the requirements for legal defeasance or covenant defeasance under the applicable indenture being met. Holdings’ guarantees are also subject to a standard limitation which provides that the maximum amount guaranteed by Holdings will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.

The guarantees of Holdings and Spirit NC with respect to Spirit’s 2026 Notes are made on a joint and several basis. The guarantee of Spirit NC is not full and unconditional because Spirit NC can be automatically released and relieved of its obligations under certain circumstances, including if it no longer guarantees Spirit’s credit facility. Like Holdings’ guarantees, the guarantee of Spirit NC is subject to a standard limitation which provides that the maximum amount guaranteed by Spirit NC will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.

All of the existing guarantees by Holdings and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of Spirit (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of March 28, 2024, indebtedness of our non-guarantor subsidiaries included $299.2 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $18.7 million of finance leases of our non-guarantor subsidiaries. Based on our understanding of Rule 3-10 of Regulation S-X (“Rule 3-10”), we believe that Holdings’ guarantees of Spirit’s indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for Holdings, Spirit and Spirit NC, which is a consolidated guarantor subsidiary, in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes information regarding the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented. The following tables include summarized financial information of Spirit, Holdings, and Spirit NC (together, the “obligor group”). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries, which are not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis for Spirit and Holdings, and separately for Spirit NC, with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented in separate line items, if they are material. There are no non-controlling interests in any of the obligor group entities.

Summarized Statements of Income	Three months ended March 28, 2024
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$1,387.2	$—
Net Sales to Non-Guarantor Subsidiaries	4.1	8.3
Gross profit on sales to unrelated parties	13.9	—
Gross (loss) profit on sales to Non-Guarantor Subsidiaries	(3.5)	0.6
Loss from continuing operations	(144.2)	(1.2)
Net loss	$(144.2)	$(1.2)

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	March 28, 2024	December 31, 2023	March 28, 2024	December 31, 2023
Assets
Cash and cash equivalents	$232.7	$657.2	$—	$—
Receivables due from Non-Guarantor Subsidiaries	93.4	86.4	14.8	14.6
Receivables due from unrelated parties	296.3	287.2	0.1	0.2
Contract assets	775.9	469.4	—	—
Inventory, net	1,042.7	1,060.7	115.2	115.2
Other current assets	40.5	31.8	0.1	0.1
Total current assets	$2,481.5	$2,592.7	$130.2	$130.1
Loan receivable from Non-Guarantor Subsidiaries	299.2	266.2	—	—
Property, plant and equipment, net	1,398.6	1,425.4	173.2	179.5
Pension assets, net	50.0	61.1	—	—
Other non-current assets	295.9	291.6	4.7	4.9
Total non-current assets	$2,043.7	$2,044.3	$177.9	$184.4
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$127.6	$118.9	$5.5	$5.4
Accounts payable to unrelated parties	835.5	814.4	41.4	41.2
Accrued expenses	391.1	319.0	1.6	1.0
Current portion of long-term debt	68.7	52.7	1.0	1.0
Other current liabilities	345.2	406.8	0.6	0.6
Total current liabilities	$1,768.1	$1,711.8	$50.1	$49.2
Long-term debt	3,980.6	4,006.8	3.2	3.4
Contract liabilities, long-term	153.5	161.3	—	—
Forward loss provision, long-term	80.2	76.1	—	—
Other non-current liabilities	564.6	573.4	4.1	4.2
Total non-current liabilities	$4,778.9	$4,817.6	$7.3	$7.6

Supply Chain Financing Applicable to Suppliers

We have provided our suppliers with access to a supply chain financing program through facilities with third-party financing institutions. The program allows suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition. During the three months ended March 28, 2024, our financing institutions adjusted their capacities resulting in a net reduction in capacity under our existing supply chain financing program. While our suppliers’ access to this supply chain financing program could be curtailed if our credit ratings are downgraded, we do not expect that changes in the availability of supply chain financing to our suppliers will have a significant impact on our liquidity.

The balance of confirmed obligations to suppliers who elected to participate in the supply chain financing program included in our accounts payable balance as of March 28, 2024 and March 30, 2023 was $137.8 million and $110.6 million, respectively. Confirmed obligations to suppliers who elected to participate in the supply chain financing program decreased by $17.8 million and increased by $8.6 million during the three-month periods ended March 28, 2024 and March 30, 2023, respectively. While changes in each period typically reflect trends in purchasing levels from suppliers related to production levels during the applicable period, the decrease in the current period as compared to the balance at December 31, 2023 is primarily due to the reduction in participating suppliers in alignment with reduced capacity.

See Note 24 Supplier Financing to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

You should read the discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. The section may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “model,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of the 2023 Form 10-K. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

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

These factors are not exhaustive, and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You should review carefully the section captioned “Risk Factors” in the 2023 Form 10-K for a more complete discussion of these and other factors that may affect our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K which could materially affect our business, financial condition, or results of operations. There have been no material changes in the Company’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2024 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2023 Form 10-K is included in Note 19 Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our 2023 Form 10-K includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of our Common Stock that is registered pursuant to Section 12 of the Exchange Act during the three months ended March 28, 2024.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

January 1, 2024 - February 1, 2024	1,533	$28.38	—	$925.0
February 2, 2024 - February 29, 2024	127,477	$28.75	—	$925.0
March 1, 2024 - March 28, 2024	24,397	$33.52	—	$925.0
Total	153,407	$29.61	—	$925.0
(1) 153,407 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the Omnibus Plan. No purchases were made under our Board-approved share repurchase program.
(2) The total authorization amount remaining under the Company’s Board-approved share repurchase program is $925.0 million. Share repurchases are currently on hold. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

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

During the quarter ended March 28, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents
3.1	Third Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 1, 2017, Exhibit 3.1

3.2	Tenth Amended and Restated Bylaws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed January 27, 2023, Exhibit 3.1

10.1†	Amended and Restated Spirit AeroSystems Employee Stock Purchase Plan, effective as of February 26, 2024.	Current Report on Form 8-K (File No. 001-33160), filed April 29, 2024, Exhibit 10.1

10.2	Memorandum of Agreement, dated April 18, 2024, by and between Spirit AeroSystems, Inc. and The Boeing Company.	*

10.3	Amendment 53 to Special Business Provisions MS-65530-0016, dated March 1, 2024, by and between The Boeing Company and Spirit AeroSystems, Inc.	*

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates management contract or compensation plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Mark J. Suchinski	Senior Vice President and Chief Financial	May 7, 2024
Mark J. Suchinski	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon C. Ward	Vice President, Corporate Controller	May 7, 2024
Damon C. Ward	(Principal Accounting Officer)