Form 10-Q
period 2024-06-27
Spirit AeroSystems Holdings, Inc.
filed 2024-08-05
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 27, 2024
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

(316) 526-9000
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 17, 2024, the registrant had 116,620,424 shares of Class A Common Stock, par value $0.01 per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
	($ in millions, except per share data)
Net revenues	$1,491.9	$1,364.7	$3,194.7	$2,796.1
Operating costs and expenses
Cost of sales	1,725.4	1,395.5	3,863.7	2,827.7
Selling, general and administrative	83.6	70.6	165.1	148.0
Restructuring costs	0.8	0.9	0.8	7.2
Research and development	13.4	13.2	24.0	23.8
Other operating expense	—	4.9	—	4.9
Total operating costs and expenses	1,823.2	1,485.1	4,053.6	3,011.6
Operating loss	(331.3)	(120.4)	(858.9)	(215.5)
Interest expense and financing fee amortization	(82.3)	(73.6)	(162.5)	(146.0)
Other income (expense), net	0.4	(9.9)	2.7	(127.3)
Loss before income taxes and equity in net income (loss) of affiliates	(413.2)	(203.9)	(1,018.7)	(488.8)
Income tax (provision) benefit	(2.1)	(3.0)	(13.1)	1.3
Loss before equity in net income (loss) of affiliates	(415.3)	(206.9)	(1,031.8)	(487.5)
Equity in net income (loss) of affiliates	0.2	0.5	0.1	(0.2)
Net loss	$(415.1)	$(206.4)	(1,031.7)	(487.7)
Less noncontrolling interest in earnings of subsidiary	(0.2)	0.1	(0.3)	0.2
Net loss attributable to common shareholders	$(415.3)	$(206.3)	$(1,032.0)	$(487.5)
Loss per share
Basic	$(3.56)	$(1.96)	$(8.87)	$(4.64)
Diluted	$(3.56)	$(1.96)	$(8.87)	$(4.64)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
	($ in millions)
Net loss	$(415.1)	$(206.4)	$(1,031.7)	$(487.7)
Changes in other comprehensive loss, net of tax:
Pension, SERP, and retiree medical adjustments, net of tax effect of ($0.3) and $0.2 for the three months ended, respectively, and $0.2 and ($16.4) for the six months ended, respectively.	(0.2)	(0.5)	0.1	48.7
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax effect of $0.0 and ($0.4) for the three months ended, respectively, and $0.1 and ($0.8) for the six months ended, respectively.	0.1	0.6	(0.3)	1.5
Unrealized gain (loss) on cash flow hedges, net of tax effect of ($0.5) and ($1.1) for the three months ended, respectively, and $0.2 and ($1.1) for the six months ended, respectively.	0.3	0.5	(0.7)	7.7
Reclassification of (gain) loss on cash flow hedges to earnings, net of tax effect of $0.0 and $0.0 for the three months ended, respectively, and $0.0 and $0.0 for the six months ended, respectively.	1.3	(1.3)	0.1	2.1
Foreign currency translation adjustments	0.8	10.4	(4.5)	26.0
Total other comprehensive (loss) gain, net of tax	2.3	9.7	(5.3)	86.0
Less comprehensive income attributable to noncontrolling interest	(0.2)	0.1	(0.3)	0.2
Total comprehensive loss	$(413.0)	$(196.6)	$(1,037.3)	$(401.5)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 27, 2024	December 31, 2023
	($ in millions)
Assets
Cash and cash equivalents	$206.0	$823.5
Restricted cash	—	0.1
Accounts receivable, net	560.0	585.5
Contract assets, short-term	1,005.3	522.9
Inventory, net	1,893.3	1,767.3
Other current assets	60.9	52.5
Total current assets	3,725.5	3,751.8
Property, plant and equipment, net	2,008.1	2,084.2
Right of use assets	88.8	92.1
Contract assets, long-term	16.0	—
Pension assets	41.4	33.5
Restricted plan assets	50.3	61.1
Deferred income taxes	0.1	0.1
Goodwill	631.2	631.2
Intangible assets, net	188.6	196.2
Other assets	108.6	99.9
Total assets	$6,858.6	$6,950.1
Liabilities
Accounts payable	$1,113.9	$1,106.8
Accrued expenses	429.1	420.1
Profit sharing	41.8	15.7
Current portion of long-term debt	77.4	64.8
Operating lease liabilities, short-term	9.6	9.1
Advance payments, short-term	102.9	38.3
Contract liabilities, short-term	165.1	192.6
Forward loss provision, short-term	351.7	256.6
Deferred revenue and other deferred credits, short-term	57.7	49.6
Other current liabilities	505.4	44.7
Total current liabilities	2,854.6	2,198.3
Long-term debt	3,984.0	4,018.7
Operating lease liabilities, long-term	80.4	84.3
Advance payments, long-term	257.9	301.9
Pension/OPEB obligation	28.4	30.3
Contract liabilities, long-term	181.4	161.3
Forward loss provision, long-term	568.3	224.1
Deferred revenue and other deferred credits, long-term	55.1	76.7
Deferred grant income liability - non-current	26.9	25.8
Deferred income taxes	18.7	9.1
Other non-current liabilities	316.4	315.5
Stockholders’ Equity
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 116,619,149 and 116,054,291 shares issued and outstanding, respectively	1.2	1.2
Additional paid-in capital	1,448.5	1,429.1
Accumulated other comprehensive loss	(94.9)	(89.6)
Retained earnings	(415.7)	616.3
Treasury stock, at cost (41,587,480 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders’ equity	(1,517.6)	(499.7)
Noncontrolling interest	4.1	3.8
Total equity	(1,513.5)	(495.9)
Total liabilities and equity	$6,858.6	$6,950.1

 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest

	Shares	Amount						Total
	($ in millions, except share data)
Balance — December 31, 2023	116,054,291	$1.2	$1,429.1	$(2,456.7)	$(89.6)	$616.3	$3.8	$(495.9)
Net loss	—	—	—	—	—	(616.7)	—	(616.7)
Stock-based compensation - ESPP	—	—	0.7	—	—	—	—	0.7
Employee equity awards	375,822	—	10.1	—	—	—	—	10.1
Net shares settled	(153,407)	—	(4.5)	—	—	—	—	(4.5)
Other	—	—	—	—	—	—	0.1	0.1
Other comprehensive loss	—	—	—	—	(7.6)	—	—	(7.6)
Balance — March 28, 2024	116,276,706	$1.2	$1,435.4	$(2,456.7)	$(97.2)	$(0.4)	$3.9	$(1,113.8)
Net loss	—	—	—	—	—	(415.3)	—	(415.3)
Stock-based compensation - ESPP	—	—	0.5	—	—	—	—	0.5
Employee equity awards	92,745	—	9.4	—	—	—	—	9.4
Net shares settled	(22,048)	—	(0.6)	—	—	—	—	(0.6)
ESPP shares issued	271,746	—	3.8	—	—	—	—	3.8
Other	—	—	—	—	—	—	0.2	0.2
Other comprehensive loss	—	—	—	—	2.3	—	—	2.3
Balance — June 27, 2024	116,619,149	$1.2	$1,448.5	$(2,456.7)	$(94.9)	$(415.7)	$4.1	$(1,513.5)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest

	Shares	Amount						Total
	($ in millions, except share data)
Balance — December 31, 2022	105,252,421	$1.1	$1,179.5	$(2,456.7)	$(203.9)	$1,232.5	$3.7	$(243.8)
Net loss	—	—	—	—	—	(281.2)	—	(281.2)
Employee equity awards	266,321	—	9.0	—	—	—	—	9.0
Stock forfeitures	(230,108)	—	—	—	—	—	—	—
Net shares settled	(137,007)	—	(4.8)	—	—	—	—	(4.8)
Other	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive gain	—	—	—	—	76.3	—	—	76.3
Balance — March 30, 2023	105,151,627	$1.1	$1,183.7	$(2,456.7)	$(127.6)	$951.3	$3.6	$(444.6)
Net loss	—	—	—	—	—	(206.3)	—	(206.3)
Employee equity awards	94,563	—	10.2	—	—	—	—	10.2
Stock forfeitures	(504)	—	—	—	—	—	—	—
Net shares settled	(36,632)	—	(1.0)	—	—	—	—	(1.0)
ESPP shares issued	79,840	—	3.2	—	—	—	—	3.2
Other	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive loss	—	—	—	—	9.7	—	—	9.7
Balance — June 29, 2023	105,288,894	$1.1	$1,196.1	$(2,456.7)	$(117.9)	$745.0	$3.5	$(628.9)

(a)    Cash dividends declared per common share were $0.00 and $0.00 for the three and six months ended June 27, 2024 and June 29, 2023, respectively.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 27, 2024	June 29, 2023
Operating activities	($ in millions)
Net loss	$(1,031.7)	$(487.7)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	155.6	157.7
Amortization of deferred financing fees	3.4	3.5
Accretion of customer supply agreement	1.4	1.2
Employee stock compensation expense	20.7	19.8
Loss from derivative instruments	—	2.1
(Gain) loss from foreign currency transactions	(5.3)	8.5
Loss on disposition of assets	0.8	0.3
Deferred taxes	10.2	(11.5)
Pension and other post-retirement plans (income) expense	(5.6)	62.6
Grant liability amortization	(0.6)	(0.6)
Equity in net (income) loss of affiliates	(0.1)	0.2
Forward loss provision	439.4	(32.5)
Gain on settlement of financial instrument	(0.8)	(0.9)
Change in fair value of acquisition consideration and settlement	—	(2.4)
Gain on settlement of New Market Tax Credit incentive program	(5.7)	—
Changes in assets and liabilities
Accounts receivable, net	30.6	(17.1)
Inventory, net	(131.9)	(161.4)
Contract assets	(498.8)	(92.7)
Accounts payable and accrued liabilities	7.6	88.8
Profit sharing/deferred compensation	26.1	(26.9)
Advance payments	20.6	41.1
Income taxes receivable/payable	1.4	7.2
Contract liabilities	(7.3)	(7.3)
Pension plans employer contributions	(1.4)	178.4
Deferred revenue and other deferred credits	(11.2)	21.7
Other	1.5	18.9
Net cash used in operating activities	(981.1)	(229.0)
Investing activities
Purchase of property, plant, and equipment	(60.3)	(51.3)
Net cash used in investing activities	(60.3)	(51.3)
Financing activities
Customer financing	465.0	180.0
Borrowings under revolving credit facility	—	1.6
Principal payments of debt	(30.9)	(31.2)
Payments on term loans	(1.5)	(1.5)
Payment of New Market Tax Credit incentive program financing	(1.9)	—
Taxes paid related to net share settlement awards	(5.1)	(5.9)
Proceeds from issuance of ESPP stock	3.8	2.6
Debt issuance and financing costs	(0.5)	(0.5)
Net cash provided by financing activities	428.9	145.1
Effect of exchange rate changes on cash and cash equivalents	0.7	4.8
Net decrease in cash, cash equivalents, and restricted cash for the period	(611.8)	(130.4)
Cash, cash equivalents, and restricted cash, beginning of period	845.9	678.4
Cash, cash equivalents, and restricted cash, end of period	$234.1	$548.0

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Six Months Ended
	June 27, 2024	June 29, 2023
Cash and cash equivalents, beginning of the period	$823.5	$658.6
Restricted cash, short-term, beginning of the period	0.1	0.2
Restricted cash, long-term, beginning of the period	22.3	19.6
Cash, cash equivalents, and restricted cash, beginning of the period	$845.9	$678.4

Cash and cash equivalents, end of the period	$206.0	$525.7
Restricted cash, short-term, end of the period	—	0.2
Restricted cash, long-term, end of the period	28.1	22.1
Cash, cash equivalents, and restricted cash, end of the period	$234.1	$548.0

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the six months ended June 27, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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

Agreement and Plan of Merger with The Boeing Company

On June 30, 2024, the Company entered into an Agreement and Plan of Merger with The Boeing Company, (“Boeing”). See Note 26 Subsequent Events.

Liquidity

These consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern.

The Company has incurred net losses of $1,032.0, $616.2, $545.7, and $540.8, for the six months ended June 27, 2024, and the years ended December 31, 2023, 2022, and 2021, respectively, and cash used in operating activities of $981.1, $225.8, $394.6, and $63.2, respectively for the same periods. The Company’s cash and cash equivalents were $206.0 and $823.5 as of June 27, 2024, and December 31, 2023, respectively. The B737 MAX 9 derivative fleet was temporarily grounded by the Federal Aviation Administration (“FAA”) while certain safety inspections were completed and to allow the FAA time to review

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

any required maintenance actions following the January 5, 2024 in-flight incident on a B737 MAX 9 aircraft flown by Alaska Airlines. The B737 MAX 9 fleet returned to service on January 26, 2024, after mandatory inspections were completed. The Company is participating in investigations relating to this incident. Management is currently unable to fully estimate what impact this incident, including any impacts of investigations, will have on the Company’s near or long-term financial position, results of operations and cash flows.

Further, certain changes made to the production and delivery process implemented by Boeing have had an immediate impact to the Company’s results of operations and cash flows. On March 2, 2024, Boeing announced they would no longer accept deliveries of product that required out of sequence assembly or incremental quality re-work. As a result, the Company has experienced higher levels of inventory and contract assets and lower operational cash flows due to the inability to physically ship and invoice end items to Boeing in a timeframe aligned with production activities. Additionally, during late 2023 the Company was preparing its production line to accommodate an expected increase in production rates that has now been delayed due to the FAA’s imposed limitation on Boeing increasing its production rates. The Company’s ability to align its factory costs which include both internal and supply chain related spending to react to sudden changes in customer-determined production rates will likely have a material impact on the Company’s results of operations and cash flows. On April 18, 2024, the Company entered into a Memorandum of Agreement (“MOA”) with Boeing, where Boeing advanced $425.0 to the Company in order to support the Company’s liquidity. This MOA was amended on June 20, 2024 to increase the advance by an additional $40.0 and to revise certain repayment amounts and extend near-term repayment dates. As of the date of this filing, the Company has repaid $40.0 of the MOA advances. The Company’s liquidity has been impacted by higher levels of inventory and contract assets, lower operational cash flows due to a decrease in expected deliveries to Boeing, higher factory costs to maintain rate readiness (attributed to product quality verification process enhancements, including moving such processes from Renton, Washington, to Wichita, Kansas), Boeing no longer allowing for traveled work on the B737 fuselage to its factories, and the FAA’s imposition of limitations on Boeing increasing production rates. Based upon expected production volumes and deliveries, the terms of this advance require installments be repaid through October 2024.

Additionally, the Company was in negotiations with Airbus related to pricing adjustments on the A220 and A350 programs during 2023 and continuing into 2024 with a goal of completing those negotiations in early 2024. As a result of the announcement on March 1, 2024, that the Company is currently engaged in discussions with Boeing about a possible acquisition of the Company by Boeing, followed by the signing of the Merger Agreement and Term Sheet on June 30, 2024, there was a shift in the strategic discussions with Airbus relevant to pricing adjustments on the A220 and A350 programs, and management has determined that it is uncertain on timing or amount of any pricing adjustments that should be included in its current forecast.

These recent developments in 2024 resulted in a significant reduction in projected revenue and operating cash flows over the next twelve months. As of August 5, 2024, management has developed a plan to improve liquidity because of the changes highlighted above. These plans are primarily dependent upon finalization of active discussions related to the timing or amounts of repayment for certain customer advances, and management is also evaluating additional strategies to improve liquidity to support operations, including, but not limited to, additional customer advances, and restructuring of operations to increase efficiency and decrease expenses. These plans are dependent on many factors, including achieving forecasted B737 deliveries, or negotiating pricing adjustments on certain loss-making programs. Management expects these plans will sufficiently improve the Company’s liquidity needs to enable continuation of operations for at least the next twelve months.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

During the second quarter ended June 27, 2024, the Company recognized unfavorable changes in estimates of $265.2, which included net forward loss charges of $213.5, and unfavorable cumulative catch-up adjustments related to periods prior to the second quarter of 2024 of $51.7. The forward losses in the second quarter were primarily driven by current production performance, and supply chain cost growth on the A350 and A220 programs, schedule changes, additional labor and supply chain cost growth on the B787 program, and increased costs related to supply chain growth on the B767 program. The forward losses on the B787 program include net incremental losses for anticipated performance obligations from 2026 to 2028 of $62.4 related to the production of units through line unit 1605. The unfavorable cumulative catch-up adjustments primarily relate to increased production costs associated with changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS on the B737 program and schedule changes and increased production costs on the B777 program. This change in business process for the B737 units has delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. Additionally, the Company is maintaining a higher cost profile for an expected increase in production rates that has now been delayed due to the FAA’s imposed limitation on Boeing increasing its production rates, and production cost overruns on the A320 program.

During the second quarter ended June 29, 2023, the Company recognized unfavorable changes in estimates of $126.3, which included net forward loss charges of $104.7, and unfavorable cumulative catch-up adjustments related to periods prior to the second quarter of 2023 of $21.6. The forward losses in the quarter ended June 29, 2023 were primarily driven by supply chain costs including certain non-recurring cost estimates, schedule revisions, supplier price negotiations, and schedule changes and other supply chain cost growth on the A350 program, additional labor and supply chain cost growth on the B787 program, and foreign exchange movement and supply chain issues on the A220 program. Forward losses for the quarter ended June 29, 2023 also include strike disruption charges of $28.3 reflected as changes in estimates during the period related to wages, other employee benefits, and production schedule disruptions. For additional discussion of strike impacts, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K. The unfavorable cumulative catch-up adjustments primarily relate to increased labor costs resulting from negotiations with the International Association of Machinists and Aerospace Workers (“IAM”) union, increased supply chain costs on the B737 program, and production cost overruns, estimates of the impact of production schedule changes, and increased costs for materials, freight, labor and overhead on the A320 program.

Changes in estimates are summarized below:

	For the Three Months Ended		For the Six Months Ended
Changes in Estimates	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Commercial	$(48.8)	$(15.7)	$(71.9)	$(20.9)
Defense & Space	(2.9)	(5.9)	(2.5)	(6.3)
Aftermarket	—	—	—	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(51.7)	$(21.6)	$(74.4)	$(27.2)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Commercial	$(212.2)	$(101.9)	$(706.0)	$(211.8)
Defense & Space	(1.3)	(2.8)	(2.9)	(2.9)
Aftermarket	—	—	—	—
Total Changes in Estimates (Forward Loss) on Loss Programs	$(213.5)	$(104.7)	$(708.9)	$(214.7)

Total Change in Estimate	$(265.2)	$(126.3)	$(783.3)	$(241.9)
EPS Impact (diluted per share based upon applicable forecasted effective tax rate)	$(2.30)	$(1.20)	$(6.82)	$(2.30)

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

Accounts receivable, net consists of the following:

	June 27, 2024	December 31, 2023
Trade receivables	$534.2	$555.8
Other	38.9	42.0
Less: allowance for credit losses	(13.1)	(12.3)
Accounts receivable, net	$560.0	$585.5

The Company has agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus Group SE and its affiliates (collectively, “Airbus”), and Rolls-Royce PLC and its affiliates (collectively, “Rolls-Royce”) to third-party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company’s ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s financial condition. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being derecognized from the Company’s Condensed Consolidated Balance Sheets. For the six months ended June 27, 2024, $1,613.6 of accounts receivable were sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables was $21.5 for the six months ended June 27, 2024 and is included in other income and expense. See Note 20 Other Income (Expense), Net.

Allowance for Credit Losses

During the six months ended June 27, 2024, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

5.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended June 27, 2024 or the period ended June 29, 2023. See also Note 4 Accounts Receivable and Allowance for Credit Losses.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	June 27, 2024	December 31, 2023	Change
Contract assets	$1,021.3	$522.9	$498.4
Contract liabilities	(346.5)	(353.9)	7.4
Net contract assets (liabilities)	$674.8	$169.0	$505.8

For the period ended June 27, 2024, the increase in contract assets reflects the net impact of more over time revenue recognition in relation to billed revenues during the period as well as the impact of changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process has delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $36.6 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following tables show disaggregated revenues for the periods ended June 27, 2024 and June 29, 2023:

	For the Three Months Ended		For the Six Months Ended
Revenue	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Contracts with performance obligations satisfied over time	$1,053.1	$999.3	$2,335.2	$2,112.1
Contracts with performance obligations satisfied at a point in time	438.8	365.4	859.5	684.0
Total Revenue	$1,491.9	$1,364.7	$3,194.7	$2,796.1

The following table disaggregates revenue by major customer:

	For the Three Months Ended		For the Six Months Ended
Customer	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Boeing	$862.3	$835.6	$1,950.9	$1,756.7
Airbus	337.1	274.7	654.2	542.4
Other	292.5	254.4	589.6	497.0
Total Revenue	$1,491.9	$1,364.7	$3,194.7	$2,796.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The following table disaggregates revenue based upon the location where control of products is transferred to the customer:

	For the Three Months Ended		For the Six Months Ended
Location	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
United States	$1,123.1	$1,074.1	$2,473.8	$2,223.8
International
United Kingdom	158.6	171.5	315.9	341.8
Other	210.2	119.1	405.0	230.5
Total International	368.8	290.6	720.9	572.3
Total Revenue	$1,491.9	$1,364.7	$3,194.7	$2,796.1

Remaining Performance Obligations

Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2024	2025	2026	2027 and after
Unsatisfied performance obligations	$2,540.1	$3,912.1	$1,365.9	$1,153.7

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

	June 27, 2024	December 31, 2023
Raw materials	$464.8	$414.4
Work-in-process(1)	1,396.1	1,283.7
Finished goods	12.7	48.4
Product inventory	1,873.6	1,746.5
Capitalized pre-production	19.7	20.8
Total inventory, net	$1,893.3	$1,767.3

(1)Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized over time using an input method. For the periods ended June 27, 2024 and December 31, 2023, work-in-process inventory includes $331.1 and $262.0, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the periods.

Product inventory, summarized in the table above, is shown net of valuation reserves of $150.2 and $150.2 as of June 27, 2024 and December 31, 2023, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the three and six months ended June 27, 2024 includes period expense of $46.3 and $72.4, respectively, for excess capacity production costs related to temporary B737 MAX and A220 production schedule changes, and $0.8 of restructuring costs. Cost of sales for the three and six months ended June 29, 2023 includes period expense of $53.2 and $96.5, respectively, for excess capacity production costs related to temporary B737 MAX, A320 and A220 production schedule

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

changes, $0.9 and $7.2, respectively, of restructuring costs, and abnormal production costs of $7.3 related to the temporary production pause, partially offset by ($2.4) of benefit related to the settlement of a contingent consideration obligation related to a prior year acquisition.

8.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	June 27, 2024	December 31, 2023
Land	$30.5	$30.5
Buildings (including improvements)	1,316.6	1,307.6
Machinery and equipment	2,491.5	2,460.6
Tooling	1,074.1	1,064.8
Capitalized software	339.5	338.4
Construction-in-progress	133.3	119.0
Total	5,385.5	5,320.9
Less: accumulated depreciation	(3,377.4)	(3,236.7)
Property, plant and equipment, net	$2,008.1	$2,084.2
Capitalized interest was $1.6 and $1.8 for the three months ended June 27, 2024 and June 29, 2023, respectively, and $2.8 and $3.4 for the six months ended June 27, 2024 and June 29, 2023, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $53.6 and $49.6 for the three months ended June 27, 2024 and June 29, 2023, respectively, and $97.7 and $92.3 for the six months ended June 27, 2024 and June 29, 2023, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software. Depreciation expense related to capitalized software was $4.6 and $5.8 for the three months ended June 27, 2024 and June 29, 2023, respectively, and $9.0 and $11.9 for the six months ended June 27, 2024 and June 29, 2023, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the period ended June 27, 2024, there were no events which would require the Company to update its impairment analysis.

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

Components of lease expense:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Operating lease cost	$3.6	$3.5	$7.1	$7.2
Finance lease cost:
Amortization of assets	10.0	8.5	19.6	17.1
Interest on lease liabilities	1.9	2.0	4.0	3.8
Total net lease cost	$15.5	$14.0	$30.7	$28.1

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.7	$3.5	$7.4	$7.0
Operating cash flows from finance leases	$1.9	$1.9	$4.0	$3.8
Financing cash flows from finance leases	$13.2	$12.6	$26.5	$23.9

ROU assets obtained in exchange for lease obligations:
Operating leases	$1.2	$0.4	$1.4	$0.5

Supplemental balance sheet information related to leases:

	June 27, 2024	December 31, 2023
Finance leases:
Property and equipment, gross	$341.2	$336.9
Accumulated amortization	(155.5)	(135.8)
Property and equipment, net	$185.7	$201.1

The weighted average remaining lease term as of June 27, 2024 for operating and finance leases was 33.8 years and 4.6 years, respectively. The weighted average discount rate as of June 27, 2024 for operating and finance leases was 6.2% and 6.4%, respectively. The weighted average remaining lease term as of December 31, 2023 for operating and finance leases was

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

33.2 years and 4.7 years, respectively. The weighted average discount rate as of December 31, 2023 for operating and finance leases was 6.2% and 6.3%, respectively. See Note 14 Debt for current and non-current finance lease obligations.

As of June 27, 2024, remaining maturities of lease liabilities were as follows:

	2024	2025	2026	2027	2028	2029 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$7.5	$14.8	$12.3	$9.7	$8.8	$174.0	$227.1	$(137.1)	$90.0
Financing Leases	$27.2	$43.6	$28.3	$13.0	$6.9	$22.3	$141.3	$(19.1)	$122.2

As of June 27, 2024, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $0.5 and $6.5, respectively, for manufacturing equipment, software, and facilities that are in various phases of construction or customization for the Company’s ultimate use, with lease terms between 3 and 5 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

10.  Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	June 27, 2024	December 31, 2023
Prepaid expenses	$47.8	$34.8
Income tax receivable	3.2	5.3
Other assets - short-term	9.9	12.4
Total other current assets	$60.9	$52.5

Other assets are summarized as follows:

	June 27, 2024	December 31, 2023
Deferred financing
Deferred financing costs	$—	$0.9
Less: Accumulated amortization - deferred financing costs	—	(0.9)
Deferred financing costs, net	$—	$—
Other
Supply agreements (1)	$1.8	$3.5
Equity in net assets of affiliates	0.8	0.8
Restricted cash - collateral requirements	28.1	22.3
Rotables	45.6	44.0
Other	32.3	29.3
Total other long-term assets	$108.6	$99.9

(1)    Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Goodwill is summarized as follows:

		Changes in Goodwill Balance
	Balance at				Balance at
Segment	December 31, 2023	Acquisitions	Adjustments/Other	Currency Exchange	June 27, 2024
Commercial	$296.6	$—	$—	$—	$296.6
Defense & Space	$13.2	$—	$—	$—	$13.2
Aftermarket	$321.4	$—	$—	$—	$321.4
	$631.2	$—	$—	$—	$631.2
The total goodwill value includes no accumulated impairment loss in any of the periods presented. The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended June 27, 2024, there were no events or circumstances which would require the Company to update its goodwill impairment analysis.

Intangible assets are summarized as follows:

	June 27, 2024	December 31, 2023
Intangible assets
Favorable leasehold interests	$2.8	$2.8
Developed technology asset	103.1	103.1
Customer relationships intangible asset	139.6	139.6
Total intangible assets	245.5	245.5
Less: Accumulated amortization - favorable leasehold interest	(2.2)	(2.1)
Accumulated amortization - developed technology asset	(25.3)	(21.9)
Accumulated amortization - customer relationship	(29.4)	(25.3)
Intangible assets, net	$188.6	$196.2
Amortization expense was $3.8 and $3.9 for the for the three months ended June 27, 2024 and June 29, 2023, respectively, and $7.6 and $7.6 for the six months ended June 27, 2024 and June 29, 2023, respectively.

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Condensed Consolidated Balance Sheets and the weighted average amortization is estimated to be the following as of June 27, 2024:

Year	Customer relationships	Favorable leasehold interest	Developed technology	Total
remaining in 2024	$4.1	$0.1	$3.4	$7.6
2025	8.2	0.1	6.9	15.2
2026	8.2	0.1	6.9	15.2
2027	8.2	0.1	6.9	15.2
2028	8.2	0.1	6.9	15.2
2029	7.8	0.1	6.9	14.8

Weighted average amortization period	14.0 years	5.0 years	11.4 years	12.9 years

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

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of June 27, 2024, the amount of advance payments received from Boeing under the B787 Supply Agreement and not yet repaid was approximately $176.9.

In support of tooling and capital expenditures for future production rate increases on the B787 program, the memorandum of agreement entered into on October 12, 2023 between Boeing and Spirit (the “2023 MOA”) included an agreement for Boeing to advance Spirit a total of $71.7 in quarterly installments beginning October 2023 through April 2025. Spirit will align the repayment plan to coincide with deliveries to Boeing beginning April 2025 through October 2027. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advance prior to October 31, 2027, the remaining balance up to the $71.7 will be due in the fourth quarter of 2027. As of June 27, 2024, the amount of advance payments received by Spirit from Boeing and not yet repaid was approximately $48.0.

Advances on the A350 Program. During the twelve months ended December 31, 2023, the Company received an advance payment from Airbus of $100.0 under an agreement between Airbus S.A.S. and Spirit AeroSystems (Europe) Limited (“Spirit Europe”) signed on June 23, 2023 (the “A350 Agreement”). The A350 Agreement provides for up to $100.0 of advances that are required to be repaid along with a nominal fee to Airbus by way of offset against the purchase price of A350 FLE shipset deliveries in 2025. To the extent actual deliveries in 2025 are insufficient to offset the advance amount, any amount not offset against deliveries will be due and payable to Airbus on December 31, 2025. In connection with the A350 Agreement, Spirit Europe has pledged certain program assets including work in process inventories and raw materials at Spirit’s Scotland facility in an amount sufficient to cover the advances. See also the disclosure under the heading Airbus Term Sheet in Note 26 Subsequent Events.

Advances on the A220 Program. During the three months ended March 28, 2024, the Company received an advance payment from Airbus of $17.0 under a term sheet agreement between Airbus Canada Limited Partnership (“Airbus Canada”) and Shorts Brothers PLC (the Company’s facilities located in Belfast, Northern Ireland), for short term funding for increased freight costs incurred in the period from January to March 2024. See also the disclosure under the heading “Airbus Term Sheet” in Note 26 Subsequent Events.

Airbus Term Sheet. See the disclosure under the heading “Airbus Term Sheet” in Note 26 Subsequent Events.

Other. The Advance payments, long-term line item on the Condensed Consolidated Balance Sheets for the period ended June 27, 2024 includes $18.9 related to payments received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

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

At June 27, 2024, the Company’s long-term debt includes a senior secured term loan and senior notes described further under Note 14 Debt. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt. See also Note 13 Derivative and Hedging Activities and Note 15 Pension and Other Post-Retirement Benefits.

	June 27, 2024			December 31, 2023
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	$572.0	$575.6	(2)	$571.0	$573.1	(2)
Exchangeable senior notes due 2028	222.9	293.8	(2)	222.2	292.6	(2)
Senior notes due 2025	20.8	20.4	(1)	20.8	20.7	(1)
Senior secured notes due 2026	299.3	287.8	(1)	299.1	288.0	(1)
Senior notes due 2028	696.9	653.5	(1)	696.6	616.8	(1)
Senior secured first lien notes due 2029	889.1	959.0	(1)	888.4	973.0	(1)
Senior secured second lien notes due 2030	1,180.8	1,304.6	(1)	1,180.0	1,273.1	(1)
Total	$3,881.8	$4,094.7		$3,878.1	$4,037.3

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

13.  Derivative and Hedging Activities

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British Pound Sterling. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through March 2025.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The following table summarizes the notional amounts (representing the gross contract/notional amount of the derivatives outstanding) and fair values of the derivative instruments in the Condensed Consolidated Balance Sheets as of June 27, 2024, and December 31, 2023. The foreign currency exchange contracts are measured within Level 1 of the Fair Value hierarchy. See Note 12 Fair Value Measurements.

	Notional amount		Other assets		Other liabilities
	June 27, 2024	December 31, 2023	June 27, 2024	December 31, 2023	June 27, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$177.6	$169.1	$2.1	$3.0	$—	$—
Total derivatives at fair value			$2.1	$3.0	$—	$—

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain (loss) recognized in AOCI associated with our hedging transactions is presented in the following table:

	Three Months Ended		Six Months Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Recognized in total other comprehensive loss:
Foreign currency exchange contracts	$0.8	$1.6	$(1.0)	$4.1

The following table summarizes the gains/(losses) associated with our hedging transactions reclassified from AOCI to earnings:

	Three Months Ended		Six Months Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Foreign currency exchange contracts:
Other (expense) income	$(1.3)	$1.3	$(0.1)	$(2.1)

Within the next 12 months, the Company expects to recognize a gain of $2.1 in earnings related to the foreign currency forward contracts. As of June 27, 2024, the maximum term of the hedged forecasted transaction was 9 months. Generally, the Company has agreements with its counterparties that contain a provision whereby if the Company defaults on its existing credit facilities and payment of the loans extended under such facilities is accelerated, the Company could be declared in default under its agreements, which may result in the early termination of the outstanding derivatives governed by such agreements and the payment of an early termination amount.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

14.  Debt

Total debt shown on the Condensed Consolidated Balance Sheets is comprised of the following:

	June 27, 2024		December 31, 2023
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	$5.8	$566.2	$5.8	$565.2
Exchangeable senior notes due 2028	—	222.9	—	222.2
Senior notes due 2025	20.8	—	—	20.8
Senior secured notes due 2026	—	299.3	—	299.1
Senior notes due 2028	—	696.9	—	696.6
Senior secured first lien notes due 2029	—	889.1	—	888.4
Senior secured second lien notes due 2030	—	1,180.8	—	1,180.0
Present value of finance lease obligations	44.0	78.2	48.3	95.0
Other	6.8	50.6	10.7	51.4
Total	$77.4	$3,984.0	$64.8	$4,018.7

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

As of June 27, 2024, the outstanding balance of the Amended Credit Agreement was $585.1 and the carrying value was $572.0.

As of June 27, 2024, the Company was in compliance with all covenants in the Amended Credit Agreement.

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

During the six months ended June 27, 2024, no adjustments were made to the conversion or exercise prices of the Exchangeable Senior Notes.

As of June 27, 2024, the outstanding balance of the Exchangeable Senior Notes was $230.0 and the carrying value was $222.9. Interest expense recognized for the six months ended June 27, 2024 was $3.7. During the six months ended June 27, 2024, $0.8 of debt issuance costs were amortized. Unamortized debt issuance costs at June 27, 2024 related to the Exchangeable Senior Notes were $7.1.

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

As of June 27, 2024, the outstanding balance of the Second Lien 2030 Notes was $1,200.0 and the carrying value was $1,180.8.

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

As of June 27, 2024, the outstanding balance of the First Lien 2029 Notes was $900.0 and the carrying value was $889.1.

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

As of June 27, 2024, the outstanding balance of the 2025 Notes was $20.8 and the carrying value was $20.8.

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

On June 30, 2024, Spirit entered into a Seventh Supplemental Indenture (the “Seventh Supplemental Indenture”), by and among Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee, in connection with the 2026 Notes.

As of June 27, 2024, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $299.3.

The 2026 Notes mature on June 15, 2026.

See also Note 26 Subsequent Events.

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

As of June 27, 2024, the outstanding balance of the 2028 Notes was $700.0 and the carrying value was $696.9.

The 2028 Notes mature on June 15, 2028.

As of June 27, 2024, the Company was in compliance with all covenants contained in the indentures governing the Second Lien 2030 Notes, First Lien 2029 Notes, 2025 Notes, 2026 Notes, and the 2028 Notes.

15. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Six Months Ended
Components of Net Periodic Pension Expense (Income)	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Service cost	$0.7	$0.8	$1.3	$1.6
Interest cost	17.6	18.5	35.3	38.6
Expected return on plan assets	(21.6)	(20.2)	(43.2)	(42.0)
Amortization of net loss	0.1	—	0.1	0.1
Settlement loss (gain)(1)	—	—	—	64.6
Net periodic pension expense (income)	$(3.2)	$(0.9)	$(6.5)	$62.9

	Other Benefits
	For the Three Months Ended		For the Six Months Ended
Components of Other Benefit Expense (Income)	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.4	0.3	0.8	0.7
Amortization of prior service cost	0.4	(0.2)	0.7	(0.4)
Amortization of net gain	(0.5)	(0.4)	(0.9)	(0.9)
Net periodic other benefit expense (income)	$0.4	$(0.2)	$0.9	$(0.3)
(1) Includes a $64.6 settlement charge for PVP A during the six months ended June 29, 2023.

The components of net periodic pension expense (income) and other benefit expense (income), other than the service cost component, are included in Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations. See Note 20 Other Income (Expense), Net.

Effective October 1, 2021, the Company spun off a portion of the existing PVP A, to a new plan called PVP B (“PVP B”). As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At June 27, 2024, a pension reversion asset of $50.3 is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over the next five years as they are distributed to employees under a qualified compensation and benefit program. Restricted plan assets are valued at fair value with gain or loss on fair value adjustments recognized within other income. The underlying investments’ fair value measurement levels under the FASB’s authoritative guidance on fair value measurements are Level 2, see Note 12 Fair Value Measurements.

Separately, during the six months ended June 29, 2023, the Company received an excess plan asset reversion of $179.5 of cash from PVP A. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 29,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

2023. Excise tax of $35.9 related to the reversion of excess plan assets was separately recorded to the Other (expense) income, net line item on the Company’s Condensed Consolidated Statements of Operations for the six months ended June 29, 2023. See also Note 20 Other Income (Expense), Net.

In July 2022, the Company adopted and communicated to participants a plan to terminate the PVP A. During the six months ended June 29, 2023, the Company recognized non-cash, pre-tax non-operating accounting charges of $64.6 related to the plan termination, primarily reflecting the accounting for a group annuity purchase made in the first quarter of 2023, which resulted in a settlement charge related to the accelerated recognition of the actuarial losses for the PVP A plan that were previously included in the Accumulated other comprehensive loss line item in the Stockholders’ Equity section of the Company’s Condensed Consolidated Balance Sheets.

Employer Contributions

The Company’s expected contributions for the current year have not significantly changed from those described in the Company’s 2023 Form 10-K.

16.  Stock Compensation

Holdings has established the stockholder-approved Amended and Restated 2014 Omnibus Incentive Plan (the “Omnibus Plan”), to grant cash and equity awards of Holdings’ Class A Common Stock, par value $0.01 per share (“Holdings Common Stock”), to certain individuals. Holdings has established the Long-Term Incentive Plan (the “LTIP”) under the Omnibus Plan to grant equity awards to certain employees of the Company.

The Company recognized a net total of $9.4 and $10.2 of stock compensation expense for the three months ended June 27, 2024 and June 29, 2023, respectively, and a net total of $19.5 and $19.2 of stock compensation expense for the six months ended June 27, 2024 and June 29, 2023, respectively.

During the six months ended June 27, 2024, 507,401 time or service-based restricted stock units (“RSUs”) were granted with an aggregate grant date fair value of $15.0 under the Company’s LTIP. Awards typically vest over a three-year period, beginning on the date of grant. Values for these awards are based on the value of Holdings Common Stock on the grant date.

During the six months ended June 27, 2024, 388,386 performance-based restricted stock units (“PBRSUs”) were granted with an aggregate grant date fair value of $14.9 under the Company’s LTIP. These awards are earned based on Holdings’ total shareholder return relative to its peer group over a three-year performance period. Values for these awards are initially measured on the grant date using the estimated payout levels derived from a Monte Carlo valuation model.

During the six months ended June 27, 2024, 30,590 shares of restricted Holdings Common Stock and 29,592 non-employee director restricted stock units (“DRSUs”) were granted to the Board of Directors of the Company (the “Board”) with an aggregate grant date fair value of $2.0. Additionally, 674 shares of restricted Holdings Common Stock were granted, as pro rata equity awards under the 2023-2024 non-employee director compensation program, to a recently appointed member of the Board. Both types of awards vest if the non-employee director remains continuously in service for the entire one-year term to which the grant relates. If the non-employee director incurs a termination for any reason before the end of the term (before the annual meeting of stockholders following the grant), the awards are forfeited. Upon vesting, shares relating to restricted Holdings Common Stock awards are delivered to the director free of restriction; however, vested shares of Holdings Common Stock underlying DRSUs are not delivered to the director until the date that the director leaves the Board. Values for these awards are based on the value of Holdings Common Stock on the grant date.

During the six months ended June 27, 2024, 446,215 shares of Holdings Common Stock with an aggregate grant date value of $18.7 vested under the Company’s LTIP. Additionally, 42,739 shares of Holdings Common Stock previously granted to the Board vested with an aggregate grant date fair value of $1.0, and 39,005 DRSUs previously awarded to the Board vested with an aggregate grant date fair value of $1.0.

The Company maintains the Spirit AeroSystems Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”) which became effective on October 1, 2017 and was amended and restated on October 21, 2022. Under the amended plan, the per-

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

share purchase price for Holdings Common Stock purchased under the ESPP is 85% of the lower of (a) the fair market value of a share on the first day of the applicable offering period or (b) the fair market value of a share on the applicable purchase date.

The Company recognized $0.5 and $1.2 of stock compensation expense related to the ESPP for the three and six months ended June 27, 2024, respectively. The Company recognized $0.6 stock compensation expense related to the ESPP for the three and six months ended June 29, 2023.

See also Note 26 Subsequent Events.

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding our prior earnings history, including the forward losses previously recognized in the U.S., the Company has recorded a valuation allowance against U.S. deferred tax assets. Increases in the valuation allowances recorded against U.S. deferred tax assets in the six months ended June 27, 2024 were $171.0. This is comprised of $0.0 related to other comprehensive income (“OCI”) and $171.0 from continuing operations. As of June 27, 2024, the total net U.S. deferred tax asset before the valuation allowance was $675.6 and the total net U.S. valuation allowance was $679.0. The net U.S. deferred tax liability after valuation allowances was $3.4.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon cumulative losses generated in the U.K. Increases in the valuation allowances recorded against U.K. deferred tax assets in the six-month period ended June 27, 2024 were $85.7. This is comprised of ($0.2) related to other comprehensive income (“OCI”) and $85.9 from continuing operations, including utilization of net operating losses. As of June 27, 2024, the total net U.K. deferred tax asset before the valuation allowance was $431.3 and the total net U.K. valuation allowance was $444.9. The net U.K. deferred tax liability after valuation allowance was $13.6.

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
The (1.28%) effective tax rate for the six months ended June 27, 2024 differs from the 0.27% effective tax rate for the same period of 2023 primarily due to changes in the valuation allowances recorded on U.S. and U.K. deferred tax assets. As the Company is currently reporting a pre-tax loss for the six months ended June 27, 2024, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

As allowed by the Coronavirus Aid, Relief, and Economic Security Act, the Company has filed a claim for a pre-tax employee retention credit of $18.8 for 2020 and $1.0 for 2021. The outstanding pre-tax employee retention credit refund claim as of June 27, 2024 is $3.1.

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

The Company operates under a tax holiday in Malaysia which is effective through September 30, 2024. The tax holiday is conditional upon remaining in good standing with the Malaysia taxing authorities, having at least 20% value-add and at least 30% of employees with diploma/degree in science/technical discipline. The tax benefit impact of this holiday has been $3.4, $3.0, and $3.4 for 2023, 2022, and 2021, respectively. The tax benefit for the six months ended June 27, 2024 was $1.2.

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

18.  Equity

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of Holdings Common Stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of Holdings Common Stock and, when dilutive, potential outstanding shares of Holdings Common Stock during the measurement period. Diluted earnings per share includes any dilutive impact of service-based restricted stock units, director restricted stock units, restricted stock awards, and performance-based restricted stock units.

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of June 27, 2024, no treasury shares have been reissued or retired.

The total authorization amount remaining under the current share repurchase program is approximately $925.0. During the six-month period ended June 27, 2024, the Company did not repurchase any shares of Holdings Common Stock under this share repurchase program. Share repurchases are currently on hold. The Credit Agreement imposes restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	June 27, 2024			June 29, 2023
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(415.3)	116.6	$(3.56)	$(206.3)	105.2	$(1.96)
Income allocated to participating securities	—	—		—	—
Net loss	$(415.3)			$(206.3)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(415.3)	116.6	$(3.56)	$(206.3)	105.2	$(1.96)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	For the Six Months Ended
	June 27, 2024			June 29, 2023
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(1,032.0)	116.4	$(8.87)	$(487.5)	105.1	$(4.64)
Income allocated to participating securities	—	—		—	—
Net loss	$(1,032.0)			$(487.5)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(1,032.0)	116.4	$(8.87)	$(487.5)	105.1	$(4.64)

Included in the outstanding Holdings Common Stock were 0.0 million and 0.1 million of issued but unvested shares at June 27, 2024 and June 29, 2023, respectively, which are excluded from the basic Earnings Per Share (“EPS”) calculation.

Shares of Holdings Common Stock of 8.8 million and 8.9 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three and six months ended June 27, 2024, as the effect would have been antidilutive. Additionally, diluted EPS for the three and six months ended June 27, 2024 excludes 0.2 and 0.3 million shares, respectively, that may be dilutive shares of Holdings Common Stock in the future but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Shares of Holdings Common Stock of 0.4 million and 0.6 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three and six months ended June 29, 2023, as the effect would have been antidilutive. Additionally, diluted EPS for the three and six months ended June 29, 2023 excludes 0.2 million shares that may be dilutive shares of Holdings Common Stock in the future but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.
Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	June 27, 2024	December 31, 2023
Pension	$(18.5)	$(18.7)
SERP/Retiree medical	6.7	6.8
Derivatives - foreign currency hedge	1.6	2.2
Foreign currency impact on long-term intercompany loan	(14.9)	(14.6)
Currency translation adjustment	(69.8)	(65.3)
Total accumulated other comprehensive loss	$(94.9)	$(89.6)

Amortization or settlement cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into cost of sales and selling, general and administrative on the Condensed Consolidated Statements of Operations was $0.1 and $0.6 for the three months ended June 27, 2024 and June 29, 2023, respectively, and $0.2 and ($63.4) for the six months ended June 27, 2024 and June 29, 2023, respectively.

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

Spirit appealed the judgment to the Appellate Court. On February 27, 2023, the Appellate Court issued an opinion reversing the District Court decision and concluding that Lawson had violated the terms of the restrictive covenant and remanded for the District Court to address whether the restrictive covenant that Lawson violated was enforceable under Kansas law. On June 15, 2023, the District Court held that the restrictive covenant was enforceable as a matter of Kansas law. The District Court entered judgment in favor of Spirit on June 27, 2023. Lawson appealed the District Court’s latest decision, and this matter was argued before the Appellate Court on March 19, 2024. Spirit will continue to defend its position vigorously on appeal. A liability for the full amount of the award issued on October 19, 2021, plus accrued interest through March 28, 2023, was recognized and remains accrued in the Condensed Consolidated Balance Sheets as of December 31, 2023 and June 27, 2024.

From time to time, in the ordinary course of business, the Company receives certain requests for information from government agencies (including the Department of Justice, the SEC and the FAA, among others) in connection with their regulatory or investigational authority. The Company has received information and document requests related to the January 5, 2024 Alaska Airlines incident, the B737 MAX 9 door plug, and safety and quality processes in the B737 MAX line production. These include requests to assist the government in investigations or audits, including by the FAA, as a party representative to a National Transportation Safety Board investigation, grand jury subpoenas from the Department of Justice, and subpoenas or examination requests from the SEC and the Attorney General of the State of Texas. The Company has also received a subpoena for records and other documents relating to the production, acquisition and use of titanium and other materials or parts, where certain records and certifications provided to the Company by third parties were or have been alleged to be counterfeit. The Company reviews such requests and notices and takes appropriate action. Additionally, the Company is subject to federal and state requirements for protection of the environment, including those for disposal of hazardous waste and remediation of contaminated sites. As a result, the Company is required to participate in certain government investigations regarding environmental remediation actions. The Company is currently unable to reasonably estimate any impact this incident, including any impacts from these requests and investigations.

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

Contingencies

During the first two quarters of 2024, the Company updated its estimated cost to satisfy customer firm orders on the A350 and A220 programs. Based on these estimates, and management’s evaluation of key macroeconomic assumptions including the probability that these performance obligations would be exercised, management determined that it is probable each of these programs' performance obligations will extend beyond the period of time for which the Company has recorded forward losses. The key changes are based upon two primary factors, the change in strategic pricing conversations with our customer, Airbus, and incremental firm orders Airbus secured on the A350 and A220 programs. As a result, Company recorded incremental forward losses in the first two quarters of 2024 of $168.3 on the A350 and A220 programs for production of expected firm orders through January 2030. Additional losses beyond what has been reserved could occur if there are unexpected changes to current assumptions in macroeconomic factors relevant to the Company's cost to complete all firm orders.

Guarantees

Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $25.2 and $23.1 at June 27, 2024 and December 31, 2023, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $28.1 and $22.3 of restricted cash as of June 27, 2024 and December 31, 2023, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in Other assets in the Company's Condensed Consolidated Balance Sheets.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regard to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims; however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $2.3 as of June 27, 2024 and December 31, 2023. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $3.4 as of June 27, 2024 and December 31, 2023.

The following is a roll forward of the service warranty and extraordinary rework balance at June 27, 2024:

Balance, December 31, 2023	$82.7
Charges (release) to costs and expenses	5.7
Payouts	(1.9)
Exchange rate	—
Balance, June 27, 2024	$86.5

20.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Kansas Development Finance Authority bond	$0.9	$0.7	$1.8	$1.4
Interest income	2.3	2.7	6.6	5.6
Foreign currency (losses) gains (1)	0.8	(4.8)	3.9	(13.3)
(Loss) gain on foreign currency forward contract	(1.3)	1.3	(0.1)	(2.1)
Loss on sale of accounts receivable	(10.9)	(12.1)	(21.5)	(23.3)
Pension (expense) income (2)	3.6	2.0	7.2	(60.7)
Excise tax on pension assets reversion (3)	—	—	—	(35.9)
Other(4)	5.0	0.3	4.8	1.0
Total	$0.4	$(9.9)	$2.7	$(127.3)
(1) Foreign currency gains and losses are due to the impact of movement in foreign currency exchange rates on long-term contractual rights/obligations, as well as cash and both trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.
(2) See Note 15 Pension and Other Post-Retirement Benefits. Pension expense for the six months ended June 29, 2023 includes a $64.6 non-cash, pre-tax non-operating settlement charge related to the PVP A termination.
(3) Excise tax related to the reversion of excess plan assets for the six months ended June 29, 2023. See Note 15 Pension and Other Post-Retirement Benefits.
(4) During the first quarter of 2017, the Company entered into a financing transaction with Chase Community Equity, LLC (“Chase”) related to the purchase and installation of certain equipment at the Company’s facility in Wichita, Kansas. Chase made a capital contribution and the Company made a loan to Chase NMTC Spirit Investment Fund, LLC (“Investment Fund”) under a qualified New Markets Tax Credit program. The three and six months ended June 27, 2024 include a $5.7 gain related to the Company’s repurchase of Chase’s interest in the Investment Fund. Chase’s interest in the Investment Fund was included in Other current liabilities on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2023.

21.  Other Liabilities

Included on the Company’s Condensed Consolidated Balance Sheet for the six months ended June 27, 2024 is a liability related to the customer financing of $180.0 from Boeing received in the twelve months ended December 31, 2023. Per the

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

terms of the amended agreement, $90.0 is payable in December 2025 and the remaining $90.0 is payable in equal $45.0 installments in December 2026 and 2027.

On April 18, 2024, the Company entered into a Memorandum of Agreement (“MOA”) with Boeing to provide $425.0 of cash advances, which was received in the second quarter of 2024. The MOA required payment installments of $36.6 on June 12, 2024, $89.5 on July 17, 2024, $150.6 on August 14, 2024, $134.3 on September 18, 2024, and $14.0 on October 16, 2024. On June 20, 2024, the MOA was amended such that Boeing agreed to provide an additional $40.0 of cash advances, also received in the second quarter of 2024, with the payment dates and amounts of the MOA amended to be payable in installments of a total of $129.5 in July 2024, $150.6 on August 14, 2024, $134.3 on September 18, 2024, and $50.6 on October 16, 2024. As of the date of this filing, the Company has repaid $40.0 of the amounts due in July and deferred $89.5 of the required MOA repayments to a future date.

Given these terms, $465.0 of the advances are included in the Other current liabilities line item and $180.0 of the advances are included in the Other non-current liabilities line item on the Company’s Condensed Consolidated Balance Sheets as of June 27, 2024.

22.  Segment Information

The Company operates in three principal segments: Commercial, Defense & Space and Aftermarket. Approximately 80% and 82% of the Company’s net revenues for the three and six months ended June 27, 2024 came from the Company’s two largest customers, Boeing and Airbus. Boeing represents a substantial portion of the Company’s revenues across segments. Airbus represents a substantial portion of revenues in the Commercial segment. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses and research and development.

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

The Company’s Commercial segment includes design and manufacturing of forward, mid, and rear fuselage sections and systems, struts/pylons, nacelles (including thrust reversers) and related engine structural components, wings, and wing components (including flight control surfaces), as well as other miscellaneous structural parts for large commercial aircraft and/or business/regional jets. Sales from this segment are primarily to the aircraft OEMs or engine OEMs of large commercial aircraft and/or business/regional jet programs. Approximately 68% and 69% of Commercial segment net revenues came from the Company’s contracts with Boeing for the six months ended June 27, 2024, and June 29, 2023, respectively. Approximately 26% and 24% of Commercial segment net revenues came from the Company’s contracts with Airbus for the six months ended June 27, 2024, and June 29, 2023, respectively. The Commercial segment manufactures products at the Company’s facilities in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia. The Commercial segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

The Company’s Defense & Space segment includes design and manufacturing of fuselage, strut, nacelle, and wing aerostructures (primarily) for U.S. Government defense programs, including Boeing P-8 and KC-46 Tanker, which are commercial aircraft that are modified for military use. The segment also includes fabrication, bonding, assembly, testing tooling, processing, engineering analysis, and training on fixed wing aircraft aerostructures, missiles and hypersonics work, including solid rocket motor throats and nozzles and re-entry vehicle thermal protections systems, forward cockpit and cabin, and fuselage work on rotorcraft aerostructures. Sales from this segment are primarily to the prime contractors on various U.S. Government defense program contracts for which the Company is a sub-contractor. A significant portion of the Company’s Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. A significant portion of Defense & Space segment net revenues came from the Company’s contracts with two individual customers for the six months ended June 27, 2024, and June 29, 2023. The Defense & Space segment

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

manufactures products at the Company’s facilities in Wichita, KS; Tulsa, OK; Biddeford, ME; Woonsocket, RI; Belfast, Northern Ireland; and Prestwick, Scotland.

The Company’s Aftermarket segment includes design, manufacturing, and marketing of spare parts and maintenance, repair, and overhaul (“MRO”) services, repairs for flight control surfaces and nacelles, radome repairs, rotable assets, engineering services, advanced composite repair, and other repair and overhaul services. Approximately 56% and 46% of Aftermarket segment net revenues came from the Company’s contracts with a single customer for the six months ended June 27, 2024, and June 29, 2023, respectively. The Aftermarket segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Kinston, North Carolina; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; and Belfast, Northern Ireland.

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

The following table shows segment revenues and operating income (loss) for the six months ended June 27, 2024 and June 29, 2023:

	Three Months Ended		Six Months Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Segment Revenues
Commercial	$1,166.4	$1,083.0	$2,522.5	$2,231.5
Defense & Space	224.4	189.6	475.2	378.0
Aftermarket	101.1	92.1	197.0	186.6
	$1,491.9	$1,364.7	$3,194.7	$2,796.1
Segment Operating Income (Loss)
Commercial(1)	$(270.5)	$(72.9)	$(755.4)	$(118.4)
Defense & Space(2)	18.7	12.0	50.9	31.2
Aftermarket(3)	17.5	24.3	34.7	43.5
	$(234.3)	$(36.6)	$(669.8)	$(43.7)
SG&A	(83.6)	(70.6)	(165.1)	(148.0)
Research and development	(13.4)	(13.2)	(24.0)	(23.8)
Total operating loss	$(331.3)	$(120.4)	$(858.9)	$(215.5)

(1) The three and six months ended June 27, 2024 includes excess capacity production costs of $44.3 and $69.2, respectively, related to the temporary B737 MAX and A220 production schedule changes, and $0.8 and $0.8, respectively, of restructuring costs. The three and six months ended June 29, 2023 includes $51.8 and $92.7, respectively, of excess capacity costs related to the temporary B737 MAX, A320 and A220 production schedule changes, costs of $7.1 and $7.1, respectively, related to temporary production pause, and $0.9 and $6.3, respectively, of restructuring costs.
(2) The three and six months ended June 27, 2024 includes excess capacity production costs of $2.0 and $3.2, respectively, related to the temporary B737 production schedule changes. The three and six months ended June 29, 2023 includes excess capacity costs of $1.4 and $3.8, respectively, related to temporary B737 production schedule changes, costs of $0.2 and $0.2, respectively, related to temporary production pause, and $0.0 and $0.9, respectively, of restructuring costs.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

(3) The three and six months ended June 29, 2023 includes ($2.4) of benefit related to the settlement of a contingent consideration obligation related to a prior year acquisition.

23.  Restructuring Costs

The Company’s results of operations for the three and six months ended June 27, 2024 includes restructuring costs related to a reduction in hourly production workforce due to high inventory levels.

Restructuring costs are presented separately as a component of operating loss on the Condensed Consolidated Statements of Operations. The total restructuring costs for the three and six months ended June 27, 2024 were $0.8, which was included in segment operating margins for the Commercial Segment.

The Company’s results of operations for the three and six months ended June 29, 2023 includes restructuring costs related to the Voluntary Separation Program (“VSP”) that was offered to reduce structural costs by reducing indirect headcount. Participants in the VSP received a lump sum severance payment based on their years of Company service.

The total restructuring costs for the three and six months ended June 29, 2023 were $0.9 and $7.2, respectively, of which, $6.3 was included in segment operating margins for the Commercial segment and $0.9 was included in segment operating margins for the Defense & Space segment.

24. Supplier Financing
The Company has provided certain suppliers with access to a supply chain financing program through facilities with third-party financing institutions. The Company’s suppliers’ ability to access the program is primarily dependent upon the strength of the Company’s financial condition and certain qualifying criteria. The program allows these suppliers to monetize their receivables prior to the contractual payment date, subject to payment of a discount. The capacity of the program is limited to $130.5 at any point in time. If a supplier’s request exceeds the program limit, then it will be honored when capacity is available. Under the supply chain financing program, the Company agrees to pay the third-party financing institution the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, and suppliers have the ability to be paid from the third-party financing institution on an accelerated basis. The Company’s suppliers’ election to sell one or more of the Company’s confirmed obligations under the supply chain financing program is optional. The Company’s responsibility is limited to making payment on the terms originally negotiated with its suppliers for up to 120 days, regardless of whether the suppliers elect to sell their receivables to the third-party financing institution. Within the current population of qualified suppliers, there are no payment discounts offered or taken at any point by the financing institution or by the Company. The Company or the third-party financing institution may terminate the agreement upon at least 45 days’ notice.

The balance of confirmed obligations outstanding to suppliers who elect to participate in the supply chain financing program is included in the Company’s Accounts payable balance on the Company’s Condensed Consolidated Balance Sheets. As of June 27, 2024, the balance of confirmed obligations outstanding was $115.7, a decrease of $39.9 as compared to the balance as of December 31, 2023 of $155.6. In the comparable prior year period, confirmed obligations outstanding were $110.4 as of June 29, 2023, an increase of $8.4 over the balance as of December 31, 2022. While changes in each period typically reflect trends in purchasing levels from suppliers related to production levels during the applicable period, the decrease in the current period is primarily due to the ongoing realignment in participating suppliers and facility capacity.

25.  Acquisitions

T.E.A.M., Inc.

On November 23, 2022, Spirit AeroSystems Textiles, LLC, a fully owned subsidiary of Spirit AeroSystems, Inc. (“Spirit Textiles”) closed its purchase of substantially all of the assets and all of the liabilities of T.E.A.M., Inc., a Rhode Island corporation, which is engaged in the business of manufacturing and engineering textiles, composites, and textile and composite products, for cash consideration of $31.3. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

value based on information currently available, with the excess purchase price recorded as goodwill, which is fully allocated to the Defense & Space segment. As of December 31, 2022, the Company had preliminarily concluded, but not finalized, its assessment and purchase price allocation of the acquisition. The final fair value determination was subject to a contractual post-closing working capital true-up, which the Company concluded in the three months ended March 30, 2023. The final purchase price allocation resulted in $0.6 adjustments to the assets acquired and the liabilities assumed that were recorded as of the acquisition date, which were included in the Condensed Consolidated Balance Sheet as of December 31, 2022. The adjusted assets acquired and the liabilities assumed included $8.3 of property, plant, and equipment, $1.7 of working capital, $13.5 of intangible assets and $7.7 allocated to goodwill, which is expected to be deductible for tax purposes. Operating income for the second quarters of 2023 and 2024 was immaterial and reported within the Defense & Space segment.

There were no acquisition-related expenses for the six months ended June 27, 2024 and June 29, 2023, respectively.

26. Subsequent Events

Agreement and Plan of Merger with The Boeing Company

On June 30, 2024, Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boeing and Sphere Acquisition Corp., a wholly owned subsidiary of Boeing (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Holdings (the “Merger”), with Holdings surviving the Merger and becoming a wholly owned subsidiary of Boeing.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Holdings Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of Holdings Common Stock owned by Boeing, Merger Sub, any other wholly owned subsidiary of Boeing, Holdings, or any wholly owned subsidiary of Holdings, in each case, not held on behalf of third parties) will be automatically cancelled and cease to exist and will be converted into the right to receive a number of shares of Holdings Common Stock, of the par value of $5 each, of Boeing (“Boeing Common Stock”) equal to (a) if the volume-weighted average price per share of Boeing Common Stock on the New York Stock Exchange for the 15 consecutive trading days ending on and including the second full trading day prior to the Effective Time (the “Boeing Stock Price”), is greater than $149.00 but less than $206.94, the quotient obtained by dividing $37.25 by the Boeing Stock Price, rounded to four decimal places or (b) if the Boeing Stock Price is greater than or equal to $206.94, 0.1800 or (c) if the Boeing Stock Price is equal to or less than $149.00, 0.2500 (such number of shares of Boeing Common Stock, the “Per Share Merger Consideration”).

Under the terms of the Merger Agreement, the closing of the Merger is subject to various conditions, including: (a) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Holdings Common Stock entitled to vote thereon (the “Holdings Stockholder Approval”); (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other specified regulatory approvals (collectively, including the expiration or termination of any such waiting periods, the “Regulatory Approvals”); (c) the absence of any law or order issued by a governmental entity prohibiting the consummation of the Merger; (d) the approval for listing on the New York Stock Exchange of, and the effectiveness of a registration statement on Form S‑4 relating to, the shares of Boeing Common Stock to be issued in the Merger; (e) solely with respect to the obligations of Boeing and Merger Sub to effect the closing of the Merger, (1) the accuracy (subject to materiality qualifiers in certain cases) of the representations and warranties of the Company contained in the Merger Agreement, (2) Holdings having performed in all material respects the obligations required to be performed by it under the Merger Agreement at or prior to the closing of the Merger, (3) the Regulatory Approvals having been obtained without the imposition of a Burdensome Condition (as defined in the Merger Agreement), (4) the absence of a Material Adverse Effect (as defined in the Merger Agreement) or any event that would reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect since the date of the Merger Agreement and (5) Holdings having completed the divestiture of certain portions of the Company’s business related to the performance by the Company of its obligations under supply contracts with Airbus (the “Spirit Airbus Business”); and (f) solely with respect to the obligation of Holdings to effect the closing of the Merger, (1) the accuracy (subject to materiality qualifiers in certain cases) of the representations and warranties of Boeing and Merger Sub contained in the Merger Agreement, (2) each of Boeing and Merger Sub having performed in all material respects the obligations required to be performed by it under the Merger Agreement at or prior to the closing of the Merger and (3) the absence of a Parent Material Adverse Effect (as defined in the Merger Agreement) or any event that would reasonably be expected to have, individually or in the aggregate, a Parent Material Adverse Effect since the date of the Merger Agreement.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The Merger Agreement includes customary representations, warranties and covenants of Holdings, Boeing and Merger Sub, including covenants restricting Holdings from soliciting alternative acquisition proposals, governing the conduct of the Company’s business during the period between the date of the Merger Agreement and completion of the Merger and relating to the parties’ efforts to consummate the Merger as promptly as reasonably practicable. The Merger Agreement includes provisions to facilitate the disposition by the Company to Airbus SE (“Airbus”) of the Spirit Airbus Business, as contemplated by a term sheet between Spirit and Airbus (the “Airbus Term Sheet”) described below under the sub-heading Airbus Term Sheet. The Merger Agreement also includes provisions, which are consistent with provisions in the Airbus Term Sheet, to facilitate the potential sale, subject to certain Boeing consent rights, by the Company to other third parties of specified assets and businesses, some of which include or comprise parts of the Spirit Airbus Business. Such specified assets and businesses include, among others, the Company’s operations in Belfast, Northern Ireland (other than the operations that are part of the Spirit Airbus Business) and Subang, Malaysia, certain of the Company’s operations in Prestwick, Scotland and the Company’s Fiber Materials, Inc. business.

The Merger Agreement includes termination provisions under which either Holdings or Boeing may terminate the Merger Agreement in various circumstances, including if the Merger has not been consummated by March 31, 2025, subject to three automatic three-month extensions if on each such date all of the closing conditions except those relating to regulatory approvals or the disposition of the Spirit Airbus Business have been satisfied or waived (such date, as so extended (if applicable), the “Outside Date”). Upon termination of the Merger Agreement in specified circumstances, Holdings would be required to pay to Boeing a termination fee of $150.0. Upon termination of the Merger Agreement in other specified circumstances, Boeing would be required to pay to Holdings a termination fee of $300.0 reduced (but not to less than zero) by the aggregate then-outstanding amount of cash advances to be repaid by the Company to Boeing, whether or not then due and payable, pursuant to the applicable agreements governing cash advances by Boeing to the Company.

Subject to satisfaction of the closing conditions in the Merger Agreement, the closing of the Merger is expected to occur in mid-2025.

Other than transaction expenses associated with the Merger of $11.3 and $18.1 for the three and six months ended June 27, 2024, respectively, the Merger Agreement did not affect the Company’s consolidated financial statements for the three and six months ended June 27, 2024.

Airbus Term Sheet

Spirit and Airbus entered into the Airbus Term Sheet on June 30, 2024. The Airbus Term Sheet is a binding term sheet under which the parties have agreed to negotiate in good faith definitive agreements (the “Definitive Agreements”), including a purchase agreement, providing for the acquisition by Airbus or its affiliates of the Spirit Airbus Business on the terms set forth in the Airbus Term Sheet with the goal of permitting Boeing and Holdings to consummate the Merger prior to the Outside Date. The Airbus Term Sheet provides that the execution of the Definitive Agreements will be subject to and conditioned upon the completion to the satisfaction of Airbus of its due diligence. The Airbus Term Sheet contemplates that specified portions of the Spirit Airbus Business, such as the portion of the Spirit Airbus Business in Prestwick, Scotland (the “Airbus Prestwick Business”), may, instead of being acquired by Airbus or its affiliates, be acquired by one or more third parties.

Under the transaction terms set forth in the Airbus Term Sheet, Airbus would acquire from the Operating Company and its subsidiaries the Spirit Airbus Business, excluding any portions thereof to be acquired by third parties, and cash in the amount of $559.0 (subject to downward adjustment if the acquisition by Airbus includes the Airbus Prestwick Business) for nominal consideration of one dollar, subject to working capital and other purchase price adjustments and additional adjustments, to be agreed between the parties prior to execution and delivery of the Definitive Agreements, to reflect the fair market value of specified assets of the Spirit Airbus Business to the extent they are to be acquired by Airbus rather than third parties.

The transaction terms set forth in the Airbus Term Sheet include provisions for, among other things, the payment in full by Spirit to Airbus of any loans, advance payments, similar arrangements and undisputed liquidated damages owing from Spirit to Airbus (the “Outstanding Amounts”) as of the closing of the transactions contemplated by the Airbus Term Sheet (the “Airbus Transactions,” and such closing, the “Airbus Closing”), with any disputed liquidated damages to be resolved and paid in accordance with a mutually agreed dispute resolution process; transitional arrangements with respect to specified real estate; obtaining third-party consents; segregation of Spirit’s business conducted primarily for the benefit of Airbus from the remainder

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

of Spirit’s business and treatment of vendor and supply contracts, employees, intellectual property, pensions and unfunded employee liabilities in connection with the separation of those portions of Spirit’s business; mutual indemnification and releases; inclusion in the Definitive Agreements of customary representations, warranties and covenants; and transitional and other arrangements to be entered into by the parties at the Airbus Closing.

Under the transaction terms set forth in the Airbus Term Sheet, the Airbus Closing would be conditioned upon the receipt of applicable governmental and regulatory consents, approvals and clearances; the absence of any order, legal prohibition or injunction preventing the consummation of the Airbus Transactions; compliance by the parties with their pre-closing covenants in all material respects; payment in full of the Outstanding Amounts; the closing under the Merger Agreement occurring substantially concurrently with the Airbus Transactions; there being no material adverse change after the date of the Definitive Agreements and before the Airbus Closing in the business operations to be acquired by Airbus at the Airbus Closing; and Spirit’s implementation in all material respects of technical measures and policies to protect confidential data of Airbus.

The Airbus Term Sheet provides that no binding agreement has been made with respect to the French aspects of the Airbus Transactions (“Airbus French Transactions”). Prior to the Company and Airbus and its affiliates entering into definitive agreements that are applicable to the Airbus French Transactions, Spirit and Airbus have agreed to comply with their respective information and consultation obligations with applicable employees and employee representatives. The Airbus Term Sheet also provides that the parties will complete necessary labor consultations and obtain necessary approvals from applicable unions and works councils in various jurisdictions, as may be legally required.

Bridge Credit Agreement

On June 30, 2024, Spirit entered into a Delayed-Draw Bridge Credit Agreement (the “Bridge Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”) as lender, as administrative agent and as collateral agent. The Bridge Credit Agreement provides for a senior secured delayed-draw bridge term loan facility in an aggregate principal amount of $350.0.

Subject to certain customary conditions, Spirit may borrow funds available under the Bridge Credit Agreement, in up to three separate advances, until the earlier of the termination of the Merger Agreement and the Bridge Maturity Date (as defined below). Proceeds of loans, if any, under the Bridge Credit Agreement will be used for general corporate purposes of Spirit and its subsidiaries, other than the repayment or redemption of other indebtedness. Commitments under the Bridge Credit Agreement will be reduced to zero on the earliest of the date that Spirit provides notice that the Merger Agreement is terminated or it publicly announces the same, and the maturity date. The Bridge Credit Agreement will mature, and all obligations thereunder will become due and payable, on the earlier of the date the Merger is consummated and March 31, 2025 (the “Initial Outside Date”), subject to automatic extension for one additional three-month period if the Initial Outside Date is extended in accordance with the terms of the Merger Agreement (such earlier date, the “Bridge Maturity Date”).

The principal amount of loans, if any, under the Bridge Credit Agreement will bear interest at a rate per annum equal to the TLB Yield (as defined in the Bridge Credit Agreement) plus a margin of 0.50%. Spirit will pay to MSSF a duration fee equal to 0.125% of the aggregate amount of the loans and commitments under the Bridge Credit Agreement every 60 days after the date of the Bridge Credit Agreement.

The obligations under the Bridge Credit Agreement are guaranteed on a senior secured basis by Holdings, Spirit AeroSystems North Carolina, Inc. (“Spirit North Carolina”), a wholly owned subsidiary of Spirit, and certain future, direct or indirect, wholly owned material domestic subsidiaries of Holdings (collectively, the “Guarantors”) and are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The Bridge Credit Agreement requires commitments thereunder to be reduced, and loans to be prepaid, with, (a) 100% of the net cash proceeds of certain non-ordinary course asset sales by Holdings or any of its subsidiaries (other than certain non-ordinary course divestitures contemplated by the Merger Agreement or the Airbus Term Sheet) and (b) 100% of the net cash proceeds of certain issuances, offerings or placements of indebtedness or equity interests by Holdings or any of its subsidiaries, in each case subject to certain exceptions set forth in the Bridge Credit Agreement.

The Bridge Credit Agreement contains customary affirmative and negative covenants that are typical for facilities and transactions of this type and nature and that, among other things, restrict Holdings and its restricted subsidiaries’ ability to incur additional indebtedness, create liens, consolidate or merge, make acquisitions and other investments, guarantee obligations of

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

third parties, make loans or advances, declare or pay certain dividends or distributions on Holdings’ stock, redeem or repurchase shares of Holdings’ stock, engage in transactions with affiliates and enter into agreements restricting Holdings’ subsidiaries’ ability to pay dividends or dispose of assets. These covenants are subject to a number of qualifications and limitations set forth in the Bridge Credit Agreement.

The Bridge Credit Agreement also contains a securities demand provision under which, if Spirit has publicly announced the termination of the Merger Agreement and any loans under the Bridge Credit Agreement remain outstanding on the date that is 10 business days after the date of such public announcement, then, upon MSSF’s request, Holdings and Spirit (as applicable) would be required, after a roadshow and marketing period customary for similar offerings, to issue permanent debt and/or equity securities and/or incur and borrow under credit facilities and/or bank financings, in each case, in an aggregate amount of up to $500.0 to repay all outstanding amounts under the Bridge Credit Agreement and all related fees and expenses.

The Bridge Credit Agreement provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Spirit and its material subsidiaries.

On July 18, 2024, Spirit borrowed $200.0 under the Bridge Credit Agreement.

2026 Notes – Seventh Supplemental Indenture

On June 30, 2024, Spirit entered into a Seventh Supplemental Indenture (the “Seventh Supplemental Indenture”), by and among Spirit, Holdings, Spirit NC and The Bank of New York Mellon Trust Company, N.A., as trustee, in connection with the 2026 Notes. Under the Seventh Supplemental Indenture, the holders of the 2026 Notes were granted security on an equal and ratable basis with the secured parties under the Bridge Credit Agreement.

Employee Stock Purchase Plan

Further purchases under the ESPP after the current offering period that commenced on May 1, 2024 will be suspended pursuant to the Merger Agreement. If the Merger is completed, the ESPP will be terminated.

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

We expect that our operating environment will continue to remain dynamic and evolve through 2024. We continue to monitor and evaluate related risks and uncertainties relating to macroeconomic conditions, including the items discussed in Item 1A. “Risk Factors” in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “2023 Form 10-K”) and in Item 1A. “Risk Factors” in Part II of this Quarterly Report.

Agreement and Plan of Merger with The Boeing Company

On June 30, 2024, Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Boeing Company (“Boeing”) and Sphere Acquisition Corp., a wholly owned subsidiary of Boeing (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Holdings (the “Merger”), with Holdings surviving the Merger and becoming a wholly owned subsidiary of Boeing.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Holdings Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of Holdings Common Stock owned by Boeing, Merger Sub, any other wholly owned subsidiary of Boeing, Holdings, or any wholly owned subsidiary of Holdings, in each case, not held on behalf of third parties) will be automatically cancelled and cease to exist and will be converted into the right to receive a number of shares of Holdings Common Stock, of the par value of $5 each, of Boeing (“Boeing Common Stock”) equal to (a) if the volume-weighted average price per share of Boeing Common Stock on the New York Stock Exchange for the 15 consecutive trading days ending on and including the second full trading day prior to the Effective Time (the “Boeing Stock Price”), is greater than $149.00 but less than $206.94, the quotient obtained by dividing $37.25 by the Boeing Stock Price, rounded to four decimal places or (b) if the Boeing Stock Price is greater than or equal to $206.94, 0.1800 or (c) if the Boeing Stock Price is equal to or less than $149.00, 0.2500 (such number of shares of Boeing Common Stock, the “Per Share Merger Consideration”).

Under the terms of the Merger Agreement, the closing of the Merger is subject to various conditions, including: (a) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Holdings Common Stock entitled to vote thereon (the “Holdings Stockholder Approval”); (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the receipt of other specified regulatory approvals (collectively, including the expiration or termination of any such waiting periods, the “Regulatory Approvals”); (c) the absence of any law or order issued by a governmental entity prohibiting the consummation of the Merger; (d) the approval for listing on the New York Stock Exchange of, and the effectiveness of a registration statement on Form S‑4 relating to, the shares of Boeing Common Stock to be issued in the Merger; (e) solely with respect to the obligations of Boeing and Merger Sub to effect the closing of the Merger, (1) the accuracy (subject to materiality qualifiers in certain cases) of the representations and warranties of the Company contained in the Merger Agreement, (2) Holdings having performed in all material respects the obligations required to be performed by it under the Merger Agreement at or prior to the closing of the Merger, (3) the Regulatory Approvals having been obtained without the imposition of a Burdensome Condition (as defined in the Merger Agreement), (4) the absence of a Material Adverse Effect (as defined in the Merger Agreement) or any event that would reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect since the date of the Merger Agreement and (5) Holdings having completed the divestiture of certain portions of the Company’s business related to the performance by the Company of its obligations under supply contracts with Airbus (the “Spirit Airbus Business”); and (f) solely with respect to the obligation of Holdings to effect the closing of the Merger, (1) the accuracy (subject to materiality qualifiers in certain cases) of the representations and warranties of Boeing and Merger Sub contained in the Merger Agreement, (2) each of Boeing and Merger Sub having performed in all material respects the obligations required to be performed by it under the Merger Agreement at or prior to the closing of the Merger and (3) the absence of a Parent Material Adverse Effect (as defined in the Merger Agreement) or any event that would reasonably be expected to have, individually or in the aggregate, a Parent Material Adverse Effect since the date of the Merger Agreement.

The Merger Agreement includes customary representations, warranties and covenants of Holdings, Boeing and Merger Sub, including covenants restricting Holdings from soliciting alternative acquisition proposals, governing the conduct of the Company’s business during the period between the date of the Merger Agreement and completion of the Merger and relating to the parties’ efforts to consummate the Merger as promptly as reasonably practicable. The Merger Agreement includes provisions to facilitate the disposition by the Company to Airbus SE (“Airbus”) of the Spirit Airbus Business, as contemplated by a term sheet between Spirit and Airbus (the “Airbus Term Sheet”) described below under the sub-heading Airbus Term Sheet. The Merger Agreement also includes provisions, which are consistent with provisions in the Airbus Term Sheet, to facilitate the potential sale, subject to certain Boeing consent rights, by the Company to other third parties of specified assets and businesses, some of which include or comprise parts of the Spirit Airbus Business. Such specified assets and businesses include, among others, the Company’s operations in Belfast, Northern Ireland (other than the operations that are part of the Spirit Airbus Business) and Subang, Malaysia, certain of the Company’s operations in Prestwick, Scotland and the Company’s Fiber Materials, Inc. business.

The Merger Agreement includes termination provisions under which either Holdings or Boeing may terminate the Merger Agreement in various circumstances, including if the Merger has not been consummated by March 31, 2025, subject to three automatic three-month extensions if on each such date all of the closing conditions except those relating to regulatory approvals or the disposition of the Spirit Airbus Business have been satisfied or waived (such date, as so extended (if applicable), the “Outside Date”). Upon termination of the Merger Agreement in specified circumstances, Holdings would be required to pay to Boeing a termination fee of $150.0 million. Upon termination of the Merger Agreement in other specified circumstances, Boeing would be required to pay to Holdings a termination fee of $300.0 million reduced (but not to less than zero) by the aggregate then-outstanding amount of cash advances to be repaid by the Company to Boeing, whether or not then due and payable, pursuant to the applicable agreements governing cash advances by Boeing to the Company.

Other than transaction expenses associated with the Merger of $11.3 million and $18.1 million for the three and six months ended June 27, 2024, respectively, the Merger Agreement did not affect the Company’s consolidated financial statements for the three and six months ended June 27, 2024.

Airbus Term Sheet

Spirit and Airbus entered into the Airbus Term Sheet on June 30, 2024. The Airbus Term Sheet is a binding term sheet under which the parties have agreed to negotiate in good faith definitive agreements (the “Definitive Agreements”), including a purchase agreement, providing for the acquisition by Airbus or its affiliates of the Spirit Airbus Business on the terms set forth in the Airbus Term Sheet with the goal of permitting Boeing and Holdings to consummate the Merger prior to the Outside Date. The Airbus Term Sheet provides that the execution of the Definitive Agreements will be subject to and conditioned upon the completion to the satisfaction of Airbus of its due diligence. The Airbus Term Sheet contemplates that specified portions of the Spirit Airbus Business, such as the portion of the Spirit Airbus Business in Prestwick, Scotland (the “Airbus Prestwick Business”), may, instead of being acquired by Airbus or its affiliates, be acquired by one or more third parties.

Under the transaction terms set forth in the Airbus Term Sheet, Airbus would acquire from the Operating Company and its subsidiaries the Spirit Airbus Business, excluding any portions thereof to be acquired by third parties, and cash in the amount of $559.0 million (subject to downward adjustment if the acquisition by Airbus includes the Airbus Prestwick Business) for nominal consideration of one dollar, subject to working capital and other purchase price adjustments and additional adjustments, to be agreed between the parties prior to execution and delivery of the Definitive Agreements, to reflect the fair market value of specified assets of the Spirit Airbus Business to the extent they are to be acquired by Airbus rather than third parties.

The transaction terms set forth in the Airbus Term Sheet include provisions for, among other things, the payment in full by Spirit to Airbus of any loans, advance payments, similar arrangements and undisputed liquidated damages owing from Spirit to Airbus (the “Outstanding Amounts”) as of the closing of the transactions contemplated by the Airbus Term Sheet (the “Airbus Transactions,” and such closing, the “Airbus Closing”), with any disputed liquidated damages to be resolved and paid in accordance with a mutually agreed dispute resolution process; transitional arrangements with respect to specified real estate; obtaining third-party consents; segregation of Spirit’s business conducted primarily for the benefit of Airbus from the remainder of Spirit’s business and treatment of vendor and supply contracts, employees, intellectual property, pensions and unfunded employee liabilities in connection with the separation of those portions of Spirit’s business; mutual indemnification and releases; inclusion in the Definitive Agreements of customary representations, warranties and covenants; and transitional and other arrangements to be entered into by the parties at the Airbus Closing.

Under the transaction terms set forth in the Airbus Term Sheet, the Airbus Closing would be conditioned upon the receipt of applicable governmental and regulatory consents, approvals and clearances; the absence of any order, legal prohibition or injunction preventing the consummation of the Airbus Transactions; compliance by the parties with their pre-closing covenants in all material respects; payment in full of the Outstanding Amounts; the closing under the Merger Agreement occurring substantially concurrently with the Airbus Transactions; there being no material adverse change after the date of the Definitive Agreements and before the Airbus Closing in the business operations to be acquired by Airbus at the Airbus Closing; and Spirit’s implementation in all material respects of technical measures and policies to protect confidential data of Airbus.

The Airbus Term Sheet provides that no binding agreement has been made with respect to the French aspects of the Airbus Transactions (“Airbus French Transactions”). Prior to the Company and Airbus and its affiliates entering into definitive agreements that are applicable to the Airbus French Transactions, Spirit and Airbus have agreed to comply with their respective information and consultation obligations with applicable employees and employee representatives. The Airbus Term Sheet also provides that the parties will complete necessary labor consultations and obtain necessary approvals from applicable unions and works councils in various jurisdictions, as may be legally required.

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

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. In November 2020, the Federal Aviation Administration (the “FAA”) issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes to be made before the aircraft returned to service. Boeing’s deliveries of the B737 MAX resumed in the fourth quarter of 2020. Since November 2020, regulators from Brazil, Canada, China the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service. During the six months ended June 27, 2024, Boeing continued to announce orders for the B737 MAX.

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

B787 Program

During the year ended December 31, 2021, the combination of production rate decreases from our customer and estimated costs of rework and engineering changes resulted in incremental forward loss charges of $153.5 million. During the year ended December 31, 2022, our estimates for further production rate decreases and build schedule changes, supply chain costs, and other costs, including costs of rework, drove additional forward loss charges of $93.5 million. During the year ended December 31, 2023, our estimates related to the impact of the IAM agreement, additional labor and supply chain cost growth drove additional forward loss charges of $93.0 million recognized through the quarter ended September 29, 2023. On October 12, 2023, we executed a Memorandum of Agreement with Boeing (the “2023 MOA”), where, among other items, we established recurring shipset price increases effective for line unit 1164 through line unit 1605 with a mutual goal of concluding good faith pricing negotiations, other interests and considerations 12 months prior to the delivery of line unit 1605, which based on the latest schedule is anticipated in March, 2028. As a result, we reversed previously recognized forward loss charges of $205.6 million and also reversed a previously recognized material right obligation of $154.6 million in the quarter ended December 31, 2023. See also Note 19, Commitments, Contingencies and Guarantees. For the six months ended June 27, 2024, our updated estimates drove an additional $206.8 million of forward loss primarily related to schedule changes, additional labor and supply chain cost growth. Additional production rate changes, changes in cost assessments, claims, labor work stoppages, supply chain cost changes, or changes to the scope of quality issues and any associated rework, could result in an incremental loss provision.

Airbus Programs

During the year ended December 31, 2021, the A350 program recorded forward loss charges of $55.2 million related to customer driven production rate changes and quality-related costs. The A350 program recorded additional forward loss charges of $105.7 million for the year ended December 31, 2022 related to estimated quality-related costs, non-recurring engineering and tooling costs, and additional labor, freight, and other cost requirements driven by parts shortages, production and quality issues, and customer production rate changes. The A350 program recorded additional forward loss charges of $121.3 million for the year ended December 31, 2023 related to labor and production cost growth, higher supply chain costs and schedule revisions. For the six months ended June 27, 2024, our updated estimates drove $287.7 million of incremental estimated forward loss on the A350 program, driven primarily by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, and the impact of factory performance and supply chain cost growth.

The A220 wing program recorded additional forward losses of $25 million for the year ended December 31, 2022, primarily related to the bankruptcy of a supplier and associated failure of the supplier to deliver key parts on the program. The A220 program recorded additional forward losses of $164.8 million for the year ended December 31, 2023, primarily related to higher production, labor and supply chain costs. For the six months ended June 27, 2024, our updated estimates drove $191.7 million of incremental estimated forward loss on the A220 program, driven by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, and increased production and supply chain costs.

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

The results of our annual assessment indicated that the fair value substantially exceeded the carrying value for each reporting unit, and as a result, no impairment existed as of the annual assessment date during the fourth quarter of 2023. Further, we have not identified any indications of impairment that would prompt an interim impairment assessment for the quarter ended June 27, 2024.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Six Months Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
	($ in millions)		($ in millions)
Net revenues	$1,491.9	$1,364.7	$3,194.7	$2,796.1
Cost of sales	1,725.4	1,395.5	3,863.7	2,827.7
Gross loss	(233.5)	(30.8)	(669.0)	(31.6)
Selling, general and administrative	83.6	70.6	165.1	148.0
Restructuring costs	0.8	0.9	0.8	7.2
Research and development	13.4	13.2	24.0	23.8
Other operating expense	—	4.9	—	4.9
Operating loss	(331.3)	(120.4)	(858.9)	(215.5)
Interest expense and financing fee amortization	(82.3)	(73.6)	(162.5)	(146.0)
Other income (expense), net	0.4	(9.9)	2.7	(127.3)
Loss before income taxes and equity in net income (loss) of affiliates	(413.2)	(203.9)	(1,018.7)	(488.8)
Income tax (provision) benefit	(2.1)	(3.0)	(13.1)	1.3
Loss before equity in net income (loss) of affiliates	(415.3)	(206.9)	(1,031.8)	(487.5)
Equity in net income (loss) of affiliates	0.2	0.5	0.1	(0.2)
Net loss	$(415.1)	$(206.4)	$(1,031.7)	$(487.7)

Comparative shipset deliveries by model were as follows(1):

	Three Months Ended		Six Months Ended
Model	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
B737	27	74	71	169
B767	9	9	14	17
B777	8	7	16	14
B787	14	10	27	16
Total Boeing	58	100	128	216
A220	22	14	37	27
A320 Family	179	152	332	294
A330	9	9	16	18
A350	15	13	31	25
Total Airbus	225	188	416	364
Total Business and Regional Jets	53	54	99	108
Total	336	342	643	688

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

Net revenues by prime customer were as follows:

	Three Months Ended		Six Months Ended
Prime Customer	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
	($ in millions)		($ in millions)
Boeing	$862.3	$835.6	$1,950.9	$1,756.7
Airbus	337.1	274.7	654.2	542.4
Other	292.5	254.4	589.6	497.0
Total net revenues	$1,491.9	$1,364.7	$3,194.7	$2,796.1

Changes in Estimates

During the second quarter of 2024, we recognized unfavorable changes in estimates of $265.2 million, which included net forward loss charges of $213.5 million, and unfavorable cumulative catch-up adjustments related to periods prior to the second quarter of 2024 of $51.7 million. The forward losses in the second quarter were primarily driven by current production performance, and supply chain cost growth on the A350 and A220 programs, schedule changes, additional labor and supply chain cost growth on the B787 program, and increased costs related to supply chain cost growth on the B767 program. The unfavorable cumulative catch-up adjustments primarily relate to increased production costs associated with changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS on the B737 program and schedule changes and increased production costs on the B777 program. This change in business process for the B737 units has delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. Additionally, we are maintaining a higher cost profile for a planned rate increase that has now been delayed because of the FAA’s imposed limit on the B737 program, and production cost overruns on the A320 program. As referenced above, we utilize a periodic forecasting process to assess the progress and performance of our programs. We may continue to experience forward losses in the future as a result of production schedule impacts from our customers, increases in costs related to persistent inflation, or other factors resulting in cost estimates higher than our original forecast.

During the same period in the prior year, we recognized total unfavorable changes in estimates of $126.3 million, which included net forward loss charges of $104.7 million, and unfavorable cumulative catch-up adjustments related to periods prior to the second quarter of 2023 of $21.6 million.

Three Months Ended June 27, 2024 as Compared to Three Months Ended June 29, 2023

Revenue.  Net revenue for the three months ended June 27, 2024 was $1,491.9 million, an increase of $127.2 million, or 9.3%, compared to net revenue of $1,364.7 million for the same period in the prior year. The increase in revenue was primarily driven by increased Boeing production and increased Defense & Space production. Approximately 80% and 81% of Spirit’s net revenues for the second quarter of 2024 and 2023, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing decreased to 58 shipsets during the second quarter of 2024, compared to 100 shipsets delivered in the same period of the prior year, primarily driven by delivery delays caused by increased quality and final inspection measures undertaken by Boeing. Total deliveries to Airbus increased to 225 shipsets during the second quarter of 2024, compared to 188 shipsets delivered in the same period of the prior year, primarily driven by increases in A320, A220 and A350 deliveries. Deliveries for business/regional jet components decreased to 53 shipsets delivered during the second quarter of 2024, compared to 54 shipsets delivered in the same period of the prior year. In total, deliveries decreased to 336 shipsets during the second quarter of 2024, compared to 342 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit.  Gross loss was ($233.5) million for the three months ended June 27, 2024, compared to gross loss of ($30.8) million for the same period in the prior year. The increase in loss from the prior year period was primarily driven by higher unfavorable cumulative catch-up adjustments and higher forward losses, as detailed below. In the second quarter of 2024, we recognized $46.3 million of excess capacity production costs driven by cost overruns and production schedule changes on B737 MAX and A220 programs, compared to excess capacity cost of $53.2 million in the same period of the prior year. In the second quarter of 2024, we recognized $51.7 million of unfavorable cumulative catch-up adjustments related to periods prior to the second quarter of 2024, and $213.5 million of net forward loss charges. As mentioned in the Note 3 Changes in Estimates to our condensed consolidated financial statements included in Part I of this Quarterly Report, the forward losses recorded in the second quarter of 2024 were primarily driven by current production performance, and supply chain cost growth on the A350 and A220 programs, schedule changes, additional labor and supply chain cost growth on the B787 program, and increased costs related to supply chain cost growth on the B767 program. In the second quarter of 2023, we recorded $21.6 million of unfavorable cumulative catch-up adjustments related to periods prior to the second quarter of 2023, and $104.7 million of net forward loss charges primarily driven by supplier price negotiations and estimated supply chain costs including certain non-recurring cost estimates, schedule revisions, and schedule changes and other supply chain cost growth on the A350 program, the impact of a new contract with the International Association of Machinists and Aerospace Workers (“IAM”) union, as well as additional labor and supply chain cost growth on the B787 program, and supply chain cost growth and foreign currency movement on the A220 program. The total gross loss impact related to the IAM agreement in the three months ended June 29, 2023 was $35.6 million.

SG&A and Research and Development.  Current period SG&A was higher than in the prior year period by $13.0 million, primarily due to increased purchased services for merger related activities. Research and development expenses were flat for the three months ended June 27, 2024, as compared to the same period in the prior year.

Restructuring Costs. Restructuring costs of $0.8 million were recorded during the three months ended June 27, 2024, driven by a reduction in hourly production workforce in an effort to align the workforce to current production rates. Restructuring costs of $0.9 million were recorded during the three months ended June 29, 2023, driven by the results of the voluntary separation program.

Operating (Loss) Income.  Operating loss for the three months ended June 27, 2024 was ($331.3) million, an increase of $210.9 million, compared to operating loss of ($120.4) million for the same period in the prior year. The variance reflects the higher unfavorable cumulative catch-up adjustments and higher forward losses detailed above.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended June 27, 2024 increased $8.7 million compared to the same period in the prior year, driven by the higher interest rate on the Second Lien 2030 Notes compared to the refinanced Second Lien 2025 Notes and the addition of the Exchangeable Senior Notes. The three months ended June 27, 2024 includes $76.1 million of interest and fees paid or accrued in connection with long-term debt and $2.8 million in amortization of deferred financing costs and original issue discount, compared to $69.9 million of interest and fees paid or accrued in connection with long-term debt and $1.8 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. See also Note 14 Debt to our condensed consolidated financial statements included in Part I of this Quarterly Report.

Other Income (Expense), net. Other income, net for the three months ended June 27, 2024 was $0.4 million, compared to other expense of ($9.9) million for the same period in the prior year, an increase in income of $10.3 million. The increase in other income was primarily due to foreign currency gains of $0.8 million recognized in the current period, versus losses of ($4.8) million in the same period of the prior year and a $5.7 million gain on a financing transaction in the current year. See also Note 15 Pension and Other Post-Retirement Benefits and Note 20 Other Income (Expense), Net to our condensed consolidated financial statements included in Part I of this Quarterly Report.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of June 27, 2024. The net valuation allowance was increased by $83.9 million in the U.S. and by $13.4 million in the U.K. for the three months ended June 27, 2024.

The income tax provision for the three months ended June 27, 2024 includes $1.2 million for federal taxes, $0.5 million for state taxes and $0.4 million for foreign taxes. The income tax provision for the three months ended June 29, 2023 includes ($6.4) million for federal taxes, $1.6 million for state taxes and $7.8 million for foreign taxes. The effective tax rate for the three months ended June 27, 2024 is (0.50%) as compared to (1.46%) for the same period in 2023. As we are reporting a pre-tax loss for the three months ended June 27, 2024, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

The decrease from the U.S. statutory tax rate is attributable primarily to valuation allowances on deferred tax assets.

Other than transaction expenses associated with the Merger of $11.3 million for the three months ended June 27, 2024, respectively, the Merger Agreement did not affect the Company’s consolidated financial statements for the three months ended June 27, 2024.

Segments. The following table shows segment revenues and operating loss for the three months ended June 27, 2024 and June 29, 2023:

	Three Months Ended
	June 27, 2024	June 29, 2023
	($ in millions)
Segment Revenues
Commercial	$1,166.4	$1,083.0
Defense & Space	224.4	189.6
Aftermarket	101.1	92.1
	$1,491.9	$1,364.7
Segment Operating Income (Loss)
Commercial	$(270.5)	$(72.9)
Defense & Space	18.7	12.0
Aftermarket	17.5	24.3
	$(234.3)	$(36.6)
SG&A	(83.6)	(70.6)
Research and development	(13.4)	(13.2)
Total operating loss	$(331.3)	$(120.4)

Commercial segment, Defense & Space segment, and Aftermarket segment represented approximately 78%, 15%, and 7%, respectively, of our net revenues for the three months ended June 27, 2024 and approximately 79%, 14%, and 7%, respectively, of our net revenues for the three months ended June 29, 2023.

Commercial segment.  Commercial segment net revenues for the three months ended June 27, 2024 were $1,166.4 million, an increase of $83.4 million, or 8%, compared to the same period in the prior year. The increase in revenues was primarily driven by increased Boeing and Airbus production in the current period.

Commercial segment operating margins were (23%) for the three months ended June 27, 2024, compared to (7%) for the same period in the prior year. The decrease in margin for the three months ended June 27, 2024, as compared to the prior year period, was primarily due to higher unfavorable changes in estimates recorded in the current period. In the second quarter of 2024, the segment recorded unfavorable cumulative catch-up adjustments of $48.8 million and net forward loss charges of $212.2 million. In comparison, during the second quarter of 2023, the segment recorded unfavorable cumulative catch-up adjustments of $15.7 million and net forward loss charges of $101.9 million. For the three months ended June 27, 2024, the Commercial segment included $44.3 million of excess capacity production costs and restructuring costs of $0.8 million, compared with excess capacity costs of $51.8 million, costs of $7.1 million related to temporary production pause, and restructuring costs of $0.9 million for the same period in the prior year.

Defense & Space segment. Defense & Space segment net revenues for the three months ended June 27, 2024 were $224.4 million, an increase of $34.8 million, or 18%, compared to the same period in the prior year. The variance from the prior year period includes the impact of additional revenues from higher activity on development programs, higher production on the Sikorsky CH-53K and FLRAA programs and progress on classified programs partially offset by decreased production of P-8 units under the Boeing B737 program, the contracts for which include units produced for the Boeing P-8 program that are accounted for in the Defense & Space segment.

Defense & Space segment operating margins increased to 8% for the three months ended June 27, 2024, compared to 6% for the same period in the prior year. The increase in margin over the prior year period was primarily due to higher revenues and margin on Sikorsky CH-53K and classified programs partially offset by increased costs on the Boeing P-8 program resulting from the impacts of Boeing’s changes to the quality inspection process and schedule changes. For the three months ended June 27, 2024 the Defense & Space segment included $2.0 million of excess capacity production costs and restructuring costs of $0.0 million, compared with compared with excess capacity costs of $1.4 million and costs of $0.2 million related to temporary production pause for the same period in the prior year. The segment recorded unfavorable cumulative catch-up adjustments of $2.9 million for the three months ended June 27, 2024. The segment recorded net forward loss charges of $1.3 million for the three months ended June 27, 2024. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $5.9 million and net forward loss charges of $2.8 million.

Aftermarket segment.  Aftermarket segment net revenues for the three months ended June 27, 2024 were $101.1 million, an increase of $9.0 million, or 10%, compared to the same period in the prior year. Aftermarket segment operating margins were 17% for the three months ended June 27, 2024, compared to 26% for the same period in the prior year. The decrease in margins was driven primarily by increased spares volume. For the three months ended June 29, 2023, the Aftermarket segment included $2.4 million of benefit from the settlement of a contingent consideration obligation related to a prior year acquisition.

Six Months Ended June 27, 2024 as Compared to Six Months Ended June 29, 2023

Revenue. Net revenue for the six months ended June 27, 2024 was $3,194.7 million, an increase of $398.6 million, or 14.3%, compared to net revenue of $2,796.1 million in the same period in the prior year. The increase in revenue was primarily driven by increased Boeing production and increased Defense & Space production. Approximately 82% and 82% of the Company’s net revenues for the six months ended June 27, 2024 and June 29, 2023, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing decreased to 128 shipsets during the six months ended June 27, 2024, compared to 216 shipsets delivered in the same period in the prior year, primarily driven by delivery delays caused by increased quality and final inspection measures undertaken by Boeing. Total deliveries to Airbus increased to 416 shipsets during the six months ended June 27, 2024, compared to 364 shipsets delivered in the same period in the prior year, primarily driven by increases in A320, A220 and A350 deliveries. Deliveries for business/regional jet components decreased to 99 shipsets during the six months ended June 27, 2024, compared to 108 deliveries in the same period in the prior year. In total, deliveries decreased to 643 shipsets during the six months ended June 27, 2024, compared to 688 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit. Gross loss was ($669.0) million for the six months ended June 27, 2024, compared to gross loss of ($31.6) million for the same period in the prior year. The increase in loss over the same period of the prior year was primarily driven by higher unfavorable cumulative catch-up adjustments and higher forward losses, as detailed below. In the six months ended June 27, 2024, we recognized $72.4 million of excess capacity production costs driven by cost overruns and production schedule changes on B737 MAX and A220 programs, compared to excess capacity production costs of $96.5 million in the same period of the prior year. In the six months ended June 27, 2024, the Company recognized $74.4 million of unfavorable cumulative catch-up adjustments related to periods prior to the six months ended June 27, 2024, and $708.9 million of net forward loss charges. The forward losses recorded in the period were primarily driven by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, current production performance, and supply chain cost growth on the A350 and A220 programs, schedule changes, additional labor and supply chain cost growth on the B787 program, and increased costs related to factory performance and supply chain cost growth on the B767 program. In the six months ended June 29, 2023, the Company recorded $27.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the six months ended June 29, 2023, and $214.7 million of net forward loss charges. The forward losses recorded in the six months ended June 29, 2023 were primarily driven by supplier price negotiations and estimated supply chain costs including certain non-recurring cost estimates, schedule revisions, and schedule changes and other supply chain cost growth on the A350 program and additional labor, the impact of the IAM agreement, and supply chain cost growth on the B787 program. The total gross loss impact related to the IAM agreement in the six months ended June 29, 2023 was $35.6 million.

SG&A and Research and Development. SG&A expense was $17.1 million higher for the six months ended June 27, 2024, compared to the same period in the prior year. The variance was driven by increased purchased services for merger related activities. Greater research and development activity drove research and development expense $0.2 million higher for the six months ended June 27, 2024, compared to the same period in the prior year.

Restructuring Costs. Restructuring costs of $0.8 million were recorded for the six months ended June 27, 2024, driven by a reduction in hourly production workforce due to high inventory levels. Restructuring costs of $7.2 million were recorded during the six months ended June 29, 2023, driven by the results of the voluntary separation program.

Operating (Loss) Income. Operating loss for the six months ended June 27, 2024 was ($858.9) million, an increase of $643.4, compared to the operating loss of ($215.5) million for the same period in the prior year. The increase reflects higher unfavorable cumulative catch-up adjustments and higher forward losses detailed above.

Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the six months ended June 27, 2024 increased $16.5 million compared to the same period of the prior year, driven by the higher interest rate on the Second Lien 2030 Notes compared to the refinanced Second Lien 2025 Notes and the addition of the Exchangeable Senior Notes. The six months ended June 27, 2024 includes $149.9 million of interest and fees paid or accrued in connection with long-term debt and $5.7 million in amortization of deferred financing costs and original issue discount, compared to $137.9 million of interest and fees paid or accrued in connection with long-term debt and $3.6 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. See also Note 14 Debt.

Other Income (Expense), net. Other income for the six months ended June 27, 2024 was $2.7 million, compared to other expense of ($127.3) million for the same period in the prior year. The increase in other income was primarily due to net pension related income in the current year period of $7.2 million versus net pension related expense of ($60.7) million in the prior year period as well as excise tax expense of ($35.9) million in the prior year period. In addition, we recorded higher foreign currency gains of $3.9 million recognized in the current period, versus losses of ($13.3) million in the same period of the prior year. The respective pension expense value for 2023 was driven by special accounting impacts related to pension plan termination activities. See also Note 15 Pension and Other Post-Retirement Benefits to our condensed consolidated financial statements included in Part I of this Quarterly Report.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing asset and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management's opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of June 27, 2024. The net valuation allowance increased by $171.0 million in the U.S. and by $85.7 million in the U.K. for the six months ended June 27, 2024.

The income tax provision for the six months ended June 27, 2024 includes $2.4 million for federal taxes, ($0.6) million for state taxes, and $11.3 million for foreign taxes. The income tax provision for the six months ended June 29, 2023 includes ($4.2) million for federal taxes, ($2.6) million for state taxes, and $5.5 million for foreign taxes. The effective tax rate for the six months ended June 27, 2024 is (1.28%) as compared to the 0.27% for the same period in the prior year. As we are reporting a pre-tax loss for the six months ended June 27, 2024, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

The decrease from the U.S. statutory rate is attributable primarily to valuation allowances on deferred tax assets.

Other than transaction expenses associated with the Merger of $18.1 million for the six months ended June 27, 2024, respectively, the Merger Agreement did not affect the Company’s consolidated financial statements for the six months ended June 27, 2024.

Segments. The following table shows segment revenues and operating loss for the six months ended June 27, 2024 and June 29, 2023:

	Six Months Ended
	June 27, 2024	June 29, 2023
	($ in millions)
Segment Revenues
Commercial	$2,522.5	$2,231.5
Defense & Space	475.2	378.0
Aftermarket	197.0	186.6
	$3,194.7	$2,796.1
Segment Operating Income (Loss)
Commercial	$(755.4)	$(118.4)
Defense & Space	50.9	31.2
Aftermarket	34.7	43.5
	$(669.8)	$(43.7)
SG&A	(165.1)	(148.0)
Research and development	(24.0)	(23.8)
Total operating loss	$(858.9)	$(215.5)

Commercial segment, Defense & Space segment, and Aftermarket segment represented approximately 79%, 15%, and 6%, respectively, of our net revenues for the six months ended June 27, 2024, and approximately 80%, 14%, and 7%, respectively, of our net revenues for the six months ended June 29, 2023.

Commercial segment. Commercial segment net revenues for the six months ended June 27, 2024 were $2,522.5 million, an increase of $291.0 million, or 13%, compared to the same period in the prior year. The increase in revenues was primarily driven by increased Boeing and Airbus production in the current period.

Commercial segment operating margins were (30%) for the six months ended June 27, 2024, compared to (5%) for the same period in the prior year. The decrease in margin, compared to the same period in the prior year, was driven by higher unfavorable changes in estimates recorded in the current period. For the six months ended June 27, 2024, the Commercial segment includes $69.2 million of excess capacity production costs and $0.8 million of restructuring costs, compared with excess capacity production costs of $92.7 million, costs of $7.1 million related to temporary production pause, and $6.3 million of restructuring costs for the same period in the prior year. For the six months ended June 27, 2024, the segment recorded unfavorable cumulative catch-up adjustments of $71.9 million and net forward loss charges of $706.0 million. In comparison, for the six months ended June 29, 2023, the segment recorded unfavorable cumulative catch-up adjustments of $20.9 million and net forward loss charges of $211.8 million.

Defense & Space. Defense & Space segment net revenues for the six months ended June 27, 2024 were $475.2 million, an increase of $97.2 million, or 26%, compared to the same period in the prior year. The increase in revenues from the prior year period includes the impact of additional revenues from higher activity on development programs, higher production on the Sikorsky CH-53K and FLRAA programs and progress on classified programs partially offset by decreased production of P-8 units under the Boeing B737 program, the contracts for which include units produced for the Boeing P-8 program that are accounted for in the Defense & Space segment.

Defense & Space segment operating margins were 11% for the six months ended June 27, 2024, compared to 8% for the same period in the prior year. The increase in margin, compared to the same period in the prior year, was primarily due to higher revenues and margin on classified programs partially offset by increased costs on the Boeing P-8 program resulting from the impacts of Boeing’s changes to the quality inspection process and schedule changes. For the six months ended June 27, 2024, the Defense & Space segment includes $3.2 million of excess capacity production costs, compared with excess capacity production costs of $3.8 million, costs of 0.2 million related to temporary production pause, and $0.9 million of restructuring costs for the same period in the prior year. For the six months ended June 27, 2024, the segment recorded unfavorable cumulative catch-up adjustments of $2.5 million and net forward loss charges of $2.9 million. In comparison, for the six months ended June 29, 2023, the segment recorded unfavorable cumulative catch-up adjustments of $6.3 million and net forward loss charges of $2.9 million.

Aftermarket. Aftermarket segment net revenues for the six months ended June 27, 2024 were $197.0 million, an increase of $10.4 million, or 6%, compared to the same period in the prior year. Aftermarket segment operating margins were 18% for the six months ended June 27, 2024, compared to 23% for the same period in the prior year. The decrease in margin, compared to the same period in the prior year, was primarily driven by increased spares volume and lower MRO activity. For the six months ended June 29, 2023, the Aftermarket segment included $2.4 of benefit from the settlement of a contingent consideration obligation related to a prior year acquisition.

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

We have incurred net losses of $1,032 million, $616.2 million, $545.7 million, and $540.8 million, for the six months ended June 27, 2024, and the years ended December 31, 2023, 2022, and 2021, respectively, and cash used in operating activities of $981.1 million, $225.8 million, $394.6 million, and $63.2 million, respectively for the same periods. As of June 27, 2024, our debt balance was $4,061.4 million, including $77.4 million of debt classified as short-term. As of June 27, 2024, we had $206.0 million of cash and cash equivalents on the Condensed Consolidated Balance Sheet, which reflects a decrease of $617.5 million from the cash and cash equivalents balance of $823.5 million as of December 31, 2023. The B737 MAX 9 derivative fleet was temporarily grounded by the FAA while certain safety inspections were completed and to allow the FAA time to review any required maintenance actions following the January 5, 2024 in-flight incident on a B737 MAX 9 aircraft flown by Alaska Airlines. The B737 MAX 9 fleet returned to service on January 26, 2024, after mandatory inspections were completed. We are participating in investigations relating to this incident. As discussed in Item 1A. “Risk Factors” in our 2023 Form 10-K, we are currently unable to fully estimate what impact this incident, including any impacts of investigations, will have on our near or long-term financial position, results of operations and cash flows.

Further, certain changes made to the production and delivery process implemented by Boeing have had an immediate impact to our results of operations and cash flows. On March 2, 2024, Boeing announced they would no longer accept deliveries of product that required out of sequence assembly or incremental quality re-work. As a result, we have experienced higher levels of inventory and contract assets and lower operational cash flows due to the inability to physically ship and invoice end items to Boeing. Additionally, during late 2023 we were preparing our production line to accommodate an expected increase in production rates that has now been delayed due to the FAA’s imposed limitation on Boeing increasing its production rates. Our ability to align our factory costs which include both internal and supply chain related spending to react to sudden changes in customer-determined production rates will likely have a material impact on our results of operations and cash flows. On April 18, 2024, we entered into a Memorandum of Agreement (“MOA”) with Boeing, where Boeing advanced $425.0 million to the Company in order to support our liquidity. This MOA was amended on June 20, 2024 to increase the advance by an additional $40.0 and to revise certain repayment amounts and extend near-term repayment dates. As of the date of this filing, we have repaid $40.0 of the MOA advances. Our liquidity has been impacted by higher levels of inventory and contract assets, lower operational cash flows due to a decrease in expected deliveries to Boeing, higher factory costs to maintain rate readiness (attributed to product quality verification process enhancements, including moving such processes from Renton, Washington, to Wichita, Kansas), Boeing no longer allowing for traveled work on the B737 fuselage to its factories and the FAA’s imposition of limitations on Boeing increasing production rates. Based upon expected production volumes and deliveries, the terms of this advance require installments be repaid through October 2024.

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

These recent developments in 2024 resulted in a significant reduction in projected revenue and operating cash flows over the next twelve months. As of August 5, 2024, management has developed a plan to improve liquidity because of the changes highlighted above. These plans are primarily dependent upon finalization of active discussions related to the timing or amounts of repayment for certain customer advances, and we are also evaluating additional strategies to improve liquidity to support operations, including, but not limited to, additional customer advances, and restructuring of operations to increase efficiency and decrease expenses. These plans are dependent on many factors, including achieving forecasted B737 deliveries, or negotiating pricing adjustments on certain loss-making programs. Management expects these plans will sufficiently improve the Company’s liquidity needs to enable continuation of operations for at least the next twelve months.

Merger Agreement

On June 30, 2024, we entered into the Merger Agreement. The Merger Agreement contains customary covenants by us regarding the conduct of our business prior to the closing of the Merger. In addition, pursuant to the Merger Agreement, we have agreed, subject to certain exceptions, not to take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring indebtedness (other than under existing credit facilities or to replace certain existing indebtedness maturing in 2025) or materially amending the terms of existing indebtedness, issuing equity, and disposing of significant assets. We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements. Upon termination of the Merger Agreement in specified circumstances, we would be required to pay to Boeing a termination fee of $150.0 million.

Customer Advances

As described in the Form 8-K filed by us on April 23, 2024, on April 18, 2024, we entered into the MOA with Boeing to provide $425.0 million of cash advances, based upon our maintaining a production rate that supports Boeing’s production demand in accordance with certain long-term supply agreements, all of which was received in the second quarter of 2024. Additionally, this MOA was amended on June 20, 2024 to provide an additional $40.0 million of cash advance which was received in the second quarter.
The amended MOA requires a repayment of a total of $129.5 million in July 2024, $150.6 million on August 14, 2024, $134.3 million on September 18, 2024, and $50.6 million on October 16, 2024. Our repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) we fail to make any repayment in full on the applicable Repayment Date, (ii) we fail to submit a satisfactory written confirmation that we are able to and intend to make the required repayment thirty days prior to each Repayment Date, as required under the agreement, (iii) we repudiate any performance obligation under the agreement or certain of the our existing agreements with Boeing, (iv) there occurs, either as to Spirit, Spirit Holdings or any of their respective subsidiaries, any of the events of default (generally relating to insolvency, reorganization, liquidation or similar proceedings, or to business suspension, dissolution or winding-up) described in specified provisions of our existing agreements with Boeing, then all amounts of the advances from the MOA that remain outstanding to Boeing pursuant to the repayment provisions of the MOA as of such time will become immediately due and payable. These advances have been accounted for as financing cash flows. As of the date of this filing, the Company has repaid $40.0 million of the amounts due in July and deferred $89.5 million of the required MOA repayments to a future date.

During the three months ended March 28, 2024, we received an advance payment from Airbus of $17.0 million under a term sheet agreement between Airbus Canada Limited Partnership (“Airbus Canada”) and Shorts Brothers PLC (our facilities located in Belfast, Northern Ireland), for short term funding for increased freight costs incurred in the period from January to March 2024. The full amount of the advance is to be repaid per the terms of the Airbus Term Sheet.

During the quarter ended June 29, 2023, we received cash advances of $180.0 million from Boeing related to a memorandum of agreement with Boeing executed on April 28, 2023. Per the terms of the amended memorandum of agreement, $90.0 is payable in December 2025 and the remaining $90.0 is payable in equal $45.0 installments in December 2026 and 2027. Our repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) we fail to make any repayment in full on the applicable Repayment Date, (ii) we fail to submit a satisfactory written confirmation that we are able to and intend to make the required repayment thirty days prior to each Repayment Date, as required under the agreement, or (iii) we repudiate any performance obligation under the agreement or certain of our existing agreements with Boeing. Boeing will have the right to set off any unpaid amount due and payable under the memorandum of agreement from any amount owed to Boeing under any other agreement between the parties. As of June 27, 2024, the $180.0 million is reflected in the Other non-current liabilities line item on the Condensed Consolidated Balance Sheets. Based on the specific terms and conditions within the final agreement, the $180.0 million receipt was shown as a financing cash flow during the twelve months ended December 31, 2023, while the future repayment of the Boeing advances will be reflected as usage of financing cash flow. See Note 21 Other Liabilities to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

During the quarters ended June 29, 2023 and September 28, 2023, we received two equal advance payments from Airbus of $50.0 million each under an agreement between Airbus S.A.S. and Spirit AeroSystems (Europe) Limited (“Spirit Europe”) signed on June 23, 2023 (the “A350 Agreement”). The A350 Agreement provided for up to $100.0 million of advances that are required to be repaid along with a nominal fee to Airbus by way of offset against the purchase price of A350 FLE shipset deliveries in 2025. To the extent actual deliveries in 2025 are insufficient to offset the advance amount, any amount not offset against deliveries will be due and payable to Airbus per the terms of the Airbus Term Sheet. Related to the A350 Agreement, Spirit Europe has pledged certain program assets including work in process inventories and raw materials at Spirit’s Scotland facility in an amount sufficient to cover the advances. Based on the specific terms and conditions within the A350 Agreement, the $100.0 million of receipts was included within operating cash flows during the twelve months ended December 31, 2023. As the Airbus advance will be repaid through offset against shipset deliveries, those repayments will effectively reduce operating cash flow in 2025. See Note 11 Customer Advances to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of June 27, 2024, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $176.9 million.

Operational Impacts of Alaska Airlines Incident

The B737 MAX 9 derivative fleet was temporarily grounded by the FAA while certain safety inspections were completed and to allow the FAA time to review any required maintenance actions following the January 5, 2024 in-flight incident on a B737 MAX 9 aircraft flown by Alaska Airlines. The B737 MAX 9 fleet returned to service on January 26, 2024 after mandatory inspections were completed. We are participating in investigations relating to this incident. As discussed in Item 1A. “Risk Factors” in our 2023 Form 10-K, we are currently unable to fully estimate what impact this incident, including any impacts of investigations, will have on our near or long-term financial position, results of operations and cash flows.

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

Sales of Trade Accounts Receivable

We have agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third-party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with us, and they continue to allow us to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s, Airbus’s, and Rolls-Royce’s financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing, Airbus, or Rolls-Royce due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues, which could have an adverse impact upon our operating results, financial condition, and cash flows. For the six months ended June 27, 2024, $1,613.6 million of accounts receivable were sold via these arrangements.

Cash Flows

The following table provides a summary of our cash flows for the six months ended June 27, 2024 and June 29, 2023:

	For the Six Months Ended
	June 27, 2024	June 29, 2023
	($ in millions)
Net cash used in operating activities	$(981.1)	$(229.0)
Net cash used in investing activities	(60.3)	(51.3)
Net cash provided by financing activities	428.9	145.1
Effect of exchange rate change on cash and cash equivalents	0.7	4.8
Net decrease in cash, cash equivalents, and restricted cash for the period	(611.8)	(130.4)
Cash, cash equivalents, and restricted cash beginning of period	845.9	678.4
Cash, cash equivalents, and restricted cash, end of period	$234.1	$548.0

 Six Months Ended June 27, 2024 as Compared to Six Months Ended June 29, 2023

Operating Activities. For the six months ended June 27, 2024, we had a net cash outflow of $981.1 million from operating activities, an increase in net cash outflow of $752.1 million compared to a net cash outflow of $229.0 million for the same period in the prior year. The increase in net cash outflow, period over period, primarily represents the buildup of contract assets and inventory due to the significant reduction in shipments of Boeing end items due to changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process has delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. Additionally, the prior year first quarter was impacted by the excess pension plan asset reversion as discussed in Note 15 Pension and Other Post-Retirement Benefits to our condensed consolidated financial statements included in Part I of this Quarterly Report.

Investing Activities. For the six months ended June 27, 2024, we had a net cash outflow of $60.3 million for investing activities, an increase in net cash outflow of $9.0 million compared to a net cash outflow of $51.3 million for the same period in the prior year. The cash outflows for investing activities in both periods was driven by capital expenditures.

Financing Activities. For the six months ended June 27, 2024, we had a net cash inflow of $428.9 million for financing activities, an increase in net cash inflow of $283.8 million, compared to a net cash inflow of $145.1 million for the same period in the prior year. The increase in net cash inflow was primarily driven by increased receipts of Boeing advances in the current year. During the six month periods ended June 27, 2024 and June 29, 2023, we did not pay any dividends. There were no repurchases of Holdings Common Stock under our share repurchase program during either the six months ended June 27, 2024 or June 29, 2023.

Pension and Other Post-Retirement Benefit Obligations

Effective October 1, 2021, we spun off a portion of the existing Pension Value Plan (“PVP A”), to a new plan called PVP B (“PVP B”). As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At June 27, 2024 and December 31, 2023, an excess pension plan asset reversion of $50.3 million and $61.1 million, respectively, is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over five years as they are distributed to employees under a qualified benefit program.

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

Our U.S. pension plan remained fully funded at June 27, 2024. Our plan investments are broadly diversified, and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 15 Pension and Other Post-Retirement Benefits to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information on the Company’s pension plans. Other than the reversion of excess plan assets noted above, which was accounted for as a negative contribution, the Company’s expected contributions for the current year have not significantly changed from those described in the Company’s 2023 Form 10-K. The Shorts’ Pension has been in a deficit position during recent years, and there is a risk that additional contributions will be required from the trustees or the U.K. Pension Regulator as described under Part I, Item 1A. “Risk Factors” of our 2023 Form 10-K.

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into a series of currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling at our operations located in Belfast, Northern Ireland. The hedging program implemented is intended to reduce foreign currency exposure, and the associated forward currency contracts hedge forecasted transactions through March 2025. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles. The gain recognized in AOCI was $1.0 million for the six months ended June 27, 2024. Within the next 12 months, the Company expects to recognize a gain of $2.1 million in earnings related to the foreign currency forward contracts. As of June 27, 2024, the maximum term of the hedged forecasted transaction was 9 months.

See Note 13 Derivative and Hedging Activities to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Debt and Other Financing Arrangements

As of June 27, 2024, the outstanding balance of the senior secured Term Loan B Credit Agreement was $585.1 million and the carrying value was $572.0 million.

As of June 27, 2024, the outstanding balance of the Exchangeable 2028 Notes was $230.0 million and the carrying value was $222.9 million.

As of June 27, 2024, the outstanding balance of the 2026 Notes and 2028 Notes was $300.0 million and $700.0 million, respectively, and the carrying value was $299.3 million and $696.9 million, respectively.

As of June 27, 2024, the outstanding balance of the 2025 Notes, First Lien 2029 Notes, and Second Lien 2030 Notes was $20.8 million, $900.0 million, and $1,200.0 million, respectively, and the carrying value was $20.8 million, $889.1 million, and $1,180.8 million, respectively.

On June 30, 2024, we entered into a Delayed-Draw Bridge Credit Agreement (the “Bridge Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as lender, as administrative agent and as collateral agent, which provides for a senior secured delayed-draw bridge term loan facility in an aggregate principal amount of $350.0 million. On July 18, 2024, we borrowed $200.0 million under the Bridge Credit Agreement.

See Note 14 Debt and Note 26 Subsequent Events to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

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

All of the existing guarantees by Holdings and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of Spirit (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of June 27, 2024, indebtedness of our non-guarantor subsidiaries included $295.0 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $17.0 million of finance leases of our non-guarantor subsidiaries. Based on our understanding of Rule 3-10 of Regulation S-X (“Rule 3-10”), we believe that Holdings’ guarantees of Spirit’s indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for Holdings, Spirit and Spirit NC, which is a consolidated guarantor subsidiary, in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes information regarding the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented. The following tables include summarized financial information of Spirit, Holdings, and Spirit NC (together, the “obligor group”). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries, which are not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis for Spirit and Holdings, and separately for Spirit NC, with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented in separate line items, if they are material. There are no non-controlling interests in any of the obligor group entities.

Summarized Statements of Income	Six months ended June 27, 2024
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$2,532.2	$—
Net Sales to Non-Guarantor Subsidiaries	6.7	19.3
Gross (loss) profit on sales to unrelated parties	(386.6)	—
Gross (loss) profit on sales to Non-Guarantor Subsidiaries	(6.5)	1.2
Loss from continuing operations	(704.6)	(2.1)
Net loss	$(704.6)	$(2.1)

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	June 27, 2024	December 31, 2023	June 27, 2024	December 31, 2023
Assets
Cash and cash equivalents	$110.3	$657.2	$—	$—
Receivables due from Non-Guarantor Subsidiaries	100.3	86.4	17.2	14.6
Receivables due from unrelated parties	299.8	287.2	—	0.2
Contract assets	984.6	469.4	—	—
Inventory, net	1,113.2	1,060.7	129.0	115.2
Other current assets	38.1	31.8	0.3	0.1
Total current assets	$2,646.3	$2,592.7	$146.5	$130.1
Loan receivable from Non-Guarantor Subsidiaries	295.0	266.2	—	—
Property, plant and equipment, net	1,384.2	1,425.4	166.6	179.5
Pension assets, net	50.3	61.1	—	—
Other non-current assets	292.6	291.6	4.7	4.9
Total non-current assets	$2,022.1	$2,044.3	$171.3	$184.4
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$107.3	$118.9	$5.8	$5.4
Accounts payable to unrelated parties	784.4	814.4	40.3	41.2
Accrued expenses	326.1	319.0	2.8	1.0
Current portion of long-term debt	66.1	52.7	0.9	1.0
Other current liabilities	911.3	406.8	0.7	0.6
Total current liabilities	$2,195.2	$1,711.8	$50.5	$49.2
Long-term debt	3,974.5	4,006.8	2.9	3.4
Contract liabilities, long-term	181.4	161.3	—	—
Forward loss provision, long-term	309.4	76.1	—	—
Other non-current liabilities	567.2	573.4	4.0	4.2
Total non-current liabilities	$5,032.5	$4,817.6	$6.9	$7.6

Supply Chain Financing Applicable to Suppliers

We have provided our suppliers with access to a supply chain financing program through facilities with third-party financing institutions. The program allows suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition. During the six months ended June 27, 2024, our financing institutions adjusted their capacities resulting in a net increase in capacity under our existing supply chain financing program. While our suppliers’ access to this supply chain financing program could be curtailed if our credit ratings are downgraded, we do not expect that changes in the availability of supply chain financing to our suppliers will have a significant impact on our liquidity.

The balance of confirmed obligations to suppliers who elected to participate in the supply chain financing program included in our accounts payable balance as of June 27, 2024 and June 29, 2023 was $115.7 million and $110.4 million, respectively. Confirmed obligations to suppliers who elected to participate in the supply chain financing program decreased by $39.9 million and increased by $8.4 million during the six-month periods ended June 27, 2024 and June 29, 2023, respectively. While changes in each period typically reflect trends in purchasing levels from suppliers related to production levels during the applicable period, the decrease in the current period as compared to the balance at December 31, 2023 is primarily due to the ongoing realignment in participating suppliers and facility capacity.

See Note 24 Supplier Financing to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

You should read the discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. The section may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “model,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of the 2023 Form 10-K and in Item 1A. “Risk Factors” in Part II of this Quarterly Report. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

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
•our reliance on Boeing and Airbus and its affiliates for a significant portion of our revenues;
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
•our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing, Airbus and its affiliates and other customers;
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
•our ability to effectively integrate recent acquisitions, along with other acquisitions we pursue, and generate synergies and other cost savings therefrom, while avoiding unexpected costs, charges, expenses, and adverse changes to business relationships and business disruptions; and
•the risks of doing business internationally, including fluctuations in foreign currency exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws, and domestic and foreign government policies; and
•risks and uncertainties relating to the Merger and the transactions contemplated by the Airbus Term Sheet (the “Airbus Business Disposition” and, together with the Merger, the “Transactions”), including, among others, the possible inability of the Company to negotiate and enter into definitive agreements with Airbus and its affiliates with respect to the Airbus Business Disposition; the possible inability of the parties to a Transaction to obtain the required regulatory approvals for such Transaction and to satisfy the other conditions to the closing of such Transaction (including, in the case of the Merger, approval of the Merger Agreement by Holdings stockholders) on a timely basis or at all; the possible occurrence of events that may give rise to a right of one or more of the parties to the Merger Agreement to terminate the Merger Agreement; the risk that the Merger Agreement is terminated under circumstances requiring the Company to pay a termination fee; the risk that the Company is unable to consummate the Transactions on a timely basis or at all for any reason, including, without limitation, failure to obtain the required regulatory approvals, failure to obtain Holdings stockholder approval of the Merger Agreement or failure to satisfy other conditions the closing of either of the Transactions; the potential for the announcement or pendency of the Transactions or any failure to consummate the Transactions to adversely affect the market price of Holdings Common Stock or the Company’s financial performance or business relationships; risks relating to the value of Boeing Common Stock to be issued in the Merger; the possibility that the anticipated benefits of the Transactions cannot be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of the Company’s operations with those of Boeing will be greater than expected; risks relating to significant transaction costs; the intended or actual tax treatment of the Transactions; potential litigation or other legal or regulatory action relating to the Transactions or otherwise relating to the Company or other parties to the Transactions that could be instituted against the Company or such other parties or Holdings’ or such other parties’ respective directors and officers and the effect of the outcome of any such litigation or other legal or regulatory action; risks associated with contracts containing provisions that may be triggered by the Transactions; potential difficulties in retaining and hiring key personnel or arising in connection with labor disputes during the pendency of or following the Transactions; the risk of other Transaction-related disruptions to the business, including business plans and operations, of the Company; the potential for the Transactions to divert the time and attention of management from ongoing business operations; the potential for contractual restrictions under the agreements relating to the Transactions to adversely affect the Company’s ability to pursue other business opportunities or strategic transactions; and competitors’ responses to the Transactions.

These factors are not exhaustive, and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You should review carefully the sections captioned “Risk Factors” in the 2023 Form 10-K and in Item 1A of Part II of this Quarterly Report for a more complete discussion of these and other factors that may affect our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K which could materially affect our business, financial condition, or results of operations. There have been no material changes in the Company’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2024 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2023 Form 10-K is included in Note 19 Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

Item 1A. “Risk Factors” of our 2023 Form 10-K includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. Risk factors specifically related to the Merger Agreement referenced above are included below. Otherwise, there have been no material changes from the risk factors described in our 2023 Form 10-K.

Unless the context otherwise indicates or requires, as used in this Item 1A, references to “we,” “us,” “our,” and the “Company” refer to Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries. In this Item 1A, references to “Holdings” refer only to Spirit AeroSystems Holdings, Inc., and references to “Spirit” refer only to Holdings’ subsidiary, Spirit AeroSystems, Inc.

Risks Related to the Merger and the Airbus Business Disposition

We may not be able to negotiate and enter into definitive agreements with Airbus and its affiliates with respect to the Airbus Business Disposition or to complete the disposition of the Spirit Airbus Business.

Disposition by us of the Spirit Airbus Business is a condition to Boeing’s obligation to consummate the Merger. Under the Airbus Term Sheet, Spirit and Airbus have agreed to negotiate in good faith definitive agreements (the “Definitive Agreements”), including a purchase agreement, providing for the acquisition by Airbus or its affiliates of the Spirit Airbus Business on the terms set forth in the Airbus Term Sheet with the goal of permitting Boeing and Holdings to consummate the Merger prior to prior to a specified “Outside Date” (initially, March 31, 2025, subject to extension by three months on up to three occasions under certain circumstances). Execution of the Definitive Agreements is subject to and conditioned upon the completion to the satisfaction of Airbus of its due diligence. If we are able to negotiate and enter into the Definitive Agreements, there can be no assurance that we would satisfy the closing conditions in the Definitive Agreements, including receipt of regulatory approvals, or be able to consummate the disposition of the Spirit Airbus Business as contemplated by the Airbus Term Sheet or the Definitive Agreements. If we face difficulty in completing the disposition of the Spirit Airbus Business, we could be unable to satisfy the conditions to the closing under the Merger Agreement in a timely matter or at all.

Because the market prices of Boeing Common Stock and Holdings Common Stock will fluctuate prior to the consummation of the Merger, Holdings stockholders cannot be sure of the market value of shares of Boeing Common Stock that they will receive in the Merger or the difference between the market value of shares of Boeing Common Stock that they will receive in the Merger and the market value of shares of Holdings Common Stock immediately prior to the Merger.

At the Effective Time, each share of Holdings Common Stock that is issued and outstanding immediately prior to the Effective Time (other than shares of Holdings Common Stock owned by Holdings, Boeing or any of their respective wholly owned subsidiaries, in each case not held on behalf of third parties) will be automatically cancelled and cease to exist and will be converted into the right to receive a number of shares of Boeing Common Stock equal to (a) if the Boeing Stock Price, is greater than $149.00 but less than $206.94, the quotient obtained by dividing $37.25 by the Boeing Stock Price, rounded to four decimal places, or (b) if the Boeing Stock Price is greater than or equal to $206.94, 0.1800 or (c) if the Boeing Stock Price is equal to or less than $149.00, 0.2500. The respective market prices of both Boeing Common Stock and Holdings Common Stock have fluctuated since the date on which the Merger Agreement was signed and will continue to fluctuate. The market price of Boeing Common Stock, when received by Holdings stockholders after the Merger is completed, could be greater than, less than or the same as the market price of Boeing Common Stock at the time of the special meeting of Holdings stockholders at which Holdings stockholders will vote on a proposal to adopt the Merger Agreement. For that reason, the market price of Boeing Common Stock on the date of the special meeting may not be indicative of the value of the shares of Boeing Common Stock that Holdings stockholders will receive upon completion of the Merger, and, at the time of the special meeting, Holdings stockholders will not know, or be able to determine, the number of shares of Boeing Common Stock that they will receive in the

Merger or the market value of shares of Boeing Common Stock that they will receive in the Merger as compared to the market value of Holdings Common Stock immediately prior to the Merger.

The market prices of Boeing Common Stock and Holdings Common Stock are subject to fluctuations due both to factors affecting market prices for publicly traded equity securities generally and to factors affecting Boeing Common Stock or Holdings Common Stock in particular. Market prices of Boeing Common Stock and Holdings Common Stock have been volatile at times in the past and may be volatile in the future. Neither Boeing nor Holdings is permitted to terminate the Merger Agreement or re-solicit the vote of Holdings stockholders solely because of changes in the market price of Boeing Common Stock or Holdings Common Stock. Stock price changes may result from a variety of factors, including general and industry-specific market and economic conditions and changes in factors specific to each of Holdings’ and Boeing’s business, operations and prospects; regulatory and legal developments; market assessments of the benefits of the Merger and the likelihood that the Merger will be completed; timing of the Merger and receipt of related regulatory approvals; and other factors beyond our control.

The Merger is subject to conditions, including certain conditions that are beyond our control and may not be satisfied on a timely basis or at all. Failure to complete the Merger could have material adverse effects on us.

Completion of the Merger is subject to a number of conditions set forth in the Merger Agreement. Some of the conditions, such as adoption of the Merger Agreement by the affirmative vote of a majority of the outstanding shares of Holdings Common Stock entitled to vote thereon and receipt of certain regulatory approvals, are beyond our control, resulting in uncertainty as to the timing of completion of the Merger and as to whether the Merger will be completed at all. The governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Merger, require changes to the terms of the Merger Agreement, prevent the consummation of the Merger or make the consummation of the Merger illegal. In addition, the Merger Agreement contains certain termination rights for both Holdings and Boeing that, if exercised, would result in the Merger not being consummated.
There can be no assurance that the various conditions to completion of the Merger will be satisfied or will not result in the abandonment or delay of the Merger. Any delay in completing the Merger could cause Boeing and Holdings not to realize, or to be delayed in realizing, some or all of the benefits that Boeing and Holdings expect to achieve if the Merger is completed within the time currently expected.

If the Merger is not completed, the market price of Holdings Common Stock could decline as a result, and our business could be adversely affected, including as a result of the need to pay expenses relating to the uncompleted Merger, such as legal, accounting, printing and financial advisory fees; negative reactions from our employees, customers, suppliers and financing sources, from other persons with whom we have important business relationships and from regulators and credit rating agencies; any requirement that we pay a termination fee under the Merger Agreement; and litigation related to any failure to complete the Merger or related to any enforcement proceeding that may be commenced against us to perform our obligations pursuant to the Merger Agreement. If the Merger Agreement is terminated and the Board seeks another business combination, we might not be able to find a party willing to enter into a transaction with terms equivalent to or more attractive than the terms agreed to in the Merger Agreement.

The Merger is subject to certain regulatory approvals that, if delayed, not granted or granted with burdensome or unacceptable conditions, could delay, impair or prevent consummation of the Merger or result in additional costs or reduce the anticipated benefits of the Merger.

The completion of the Merger is subject to the expiration or termination of all waiting periods (and any agreed upon extensions of any waiting period or commitment not to consummate the Merger for any period of time) applicable to the completion of the Merger under the HSR Act and the receipt of certain additional regulatory approvals, including clearance or approval by foreign investment authorities in France, the United Kingdom and Canada.

Regulatory authorities in the United States or other jurisdictions could take action under antitrust or foreign investment laws seeking to enjoin the completion of the Merger, seeking divestiture of substantial assets of the parties or requiring the parties to license, or hold separate, assets or terminate existing relationships and contractual rights. Private parties may also seek to take legal action under antitrust laws under certain circumstances.

Any such injunctions, divestitures, requirements or legal actions could jeopardize or delay the completion, or reduce the anticipated benefits, of the Merger. There is no assurance that Boeing and Spirit will obtain all required regulatory consents or approvals on a timely basis, or at all. Failure to obtain the necessary consents and approvals could substantially delay or prevent the completion of the Merger, which could negatively affect us.

The Merger Agreement limits our ability to pursue alternatives to the Merger and could discourage a potential competing acquiror or other strategic transaction partner from making a favorable alternative transaction proposal.

Under the Merger Agreement, we are required, subject to certain exceptions with respect to unsolicited proposals and the Divestiture Assets, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative acquisition proposals. In addition, upon termination of the Merger Agreement under certain circumstances, we may be required to pay Boeing a termination fee of $150 million. These provisions could discourage a potential acquirer or other strategic transaction partner that might have an interest in acquiring all or a significant portion of the Company from considering or pursuing an alternative transaction with us or proposing such a transaction, even if the potential acquirer or other strategic transaction partner were prepared to pay consideration with a higher per share cash or market value than the per share market value proposed to be received or realized in the Merger. These provisions might also result in a potential acquirer or other strategic transaction partner proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable by us in certain circumstances. If the Merger Agreement is terminated and we seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

The Merger, and uncertainty regarding the Merger, may adversely affect our relationships with customers, suppliers, strategic partners and others and could adversely affect our ability to manage our business.

The Merger will occur only if the Merger Agreement’s conditions to consummation of the Merger are satisfied or waived. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty and the prospect of the Merger itself have caused and may continue to cause customers, suppliers, strategic partners and others that deal with us to delay or defer entering into contracts with us or making other decisions concerning the Company or to seek changes in or cancellation of existing business relationships with us. Delays or deferrals of contracts or other decisions or changes in or cancellations of existing agreements or relationships could in some individual cases or in the aggregate have an adverse impact on our business, regardless of whether the Merger is ultimately completed.

In addition, under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, including being obligated to use reasonable best efforts to conduct our business in all material respects in the ordinary course and not to engage in specified types of actions, subject to certain exceptions. These restrictions could delay or otherwise adversely affect our ability to execute certain of our business strategies or limit our ability to respond to competitive or other developments that arise prior to the completion of the Merger and could negatively affect our business and operations.

Uncertainties associated with the Merger and the Airbus Business Disposition may result in our losing management and other key personnel, which could adversely affect our business and operations.

We are dependent on the experience and industry knowledge of our officers and other key management, technical and professional personnel to execute our business plans. Our success, including as a part of Boeing after the Merger, will depend in part upon our ability to retain key management and other key personnel. Current and prospective employees of ours may experience uncertainty about their roles with us or the Spirit Airbus Business following the Merger and the Airbus Business Disposition or have other concerns regarding the timing and completion of the Merger and the Airbus Business Disposition or regarding the operations of the Company and the Spirit Airbus Business following the Merger and the Airbus Business Disposition, any of which may have an adverse effect on our ability to retain, attract or motivate key management and other key personnel. If we are unable to retain personnel, including key management, who are critical to future operations, we could face disruptions in our operations, loss of customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger or delay the completion of the Merger.

We have incurred and expect to incur significant transaction costs in connection with the Merger and the Airbus Business Disposition.

We have incurred and expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger and the Airbus Business Disposition, including, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs, filing fees and, potentially, termination fees. These fees and costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Merger and the Airbus Business Disposition are completed, and could have an adverse effect on our financial position, results of operations and cash flows.

Completion of the Merger may trigger change in control or other provisions in certain of our agreements.

The completion of the Merger may trigger change in control or other provisions in certain of our agreements. If we are unable to negotiate modifications, consents or waivers of those provisions, following completion of the Merger, the counterparties may exercise their rights and remedies under such agreements, potentially terminate such agreements or seek monetary damages. Even if we are able to negotiate modifications, consents or waivers, the counterparties may require a fee for such modifications, consents or waivers or seek to renegotiate such agreements on terms less favorable to us. Any of the foregoing or similar developments could have an adverse effect on our or Boeing’s business and results of operations following completion of the Merger.

We and Boeing may be subject to securities class action and derivative lawsuits in connection with the Merger or the Airbus Business Disposition, which could result in substantial costs and prevent or delay the consummation of the Merger.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or merger agreements. Defending against and settling or otherwise resolving these claims can result in substantial costs, including costs associated with indemnification of directors and officers, and divert management time and resources. An adverse judgment in any such litigation relating to the Merger or the Airbus Business Disposition could result in monetary damages, which could have a negative impact on Boeing’s and the Company’s respective liquidity and financial condition. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger or the Airbus Business Disposition, that injunction could delay or prevent the Merger from being completed, which could adversely affect our and Boeing’s businesses, financial position, results of operations and cash flows.

After the Merger, Holdings stockholders will have a significantly lower ownership and voting interest in Boeing than they currently have in Holdings and will exercise less influence over management.

Immediately following completion of the Merger, Holdings stockholders will have a significantly lower ownership and voting interest in Boeing than they currently have in Holdings. Consequently, former Holdings stockholders will have less influence over the management and policies of Boeing than they currently have over the management and policies of Holdings.

The shares of Boeing Common Stock to be received by Holdings stockholders upon completion of the Merger will have different rights from shares of Holdings Common Stock.

Upon completion of the Merger, Holdings stockholders will no longer be stockholders of Holdings, but will instead become stockholders of Boeing, and their rights as Boeing stockholders will be governed by the terms of the Boeing certificate of incorporation and bylaws. The terms of Boeing’s certificate of incorporation and bylaws are in some respects materially different from the terms of Holdings’ certificate of incorporation and bylaws, which currently govern the rights of Holdings stockholders.

Holdings stockholders will not be entitled to appraisal rights in the Merger.

Under Delaware law, holders of Holdings Common Stock will not have appraisal rights in connection with the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of our Holdings Common Stock which is registered pursuant to Section 12 of the Exchange Act during the three months ended June 27, 2024.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

March 29, 2024 - May 2, 2024	2,270	$33.95	—	$925.0
May 3, 2024 - May 30, 2024	16,763	$30.83	—	$925.0
May 31, 2024 - June 27, 2024	3,015	$30.00	—	$925.0
Total	22,048	$31.07	—	$925.0
(1) 22,048 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the Omnibus Plan. No purchases were made under our Board-approved share repurchase program.
(2) The total authorization amount remaining under the Company’s Board-approved share repurchase program is $925.0 million. Share repurchases are currently on hold. The Amended Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Certain of our officers or directors have made elections to participate in, and are participating in, our dividend reinvestment plan, employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K.

During the quarter ended June 27, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On July 30, 2024, the Board of Directors of Spirit AeroSystems Holdings, Inc. adopted the Senior Management Severance Plan ("Severance Plan"), pursuant to which employees with the title Director and above may become eligible to receive the following severance payments and benefits upon a Qualifying Termination (as defined in the Severance Plan): (i) cash severance equal to 12 months of the participant’s then current annual base salary, payable in a lump sum and (ii) an additional sum equal to the cost of COBRA medical and dental benefits coverage for a period of 12 months. The benefits under the Severance Plan will be offset by statutory severance provided by applicable law and/or severance and other termination-related payments provided by the participant’s employment or service agreement, as applicable. Receipt of such severance payments and benefits will be subject to the participant’s timely execution and non-revocation of a release of claims in favor of Spirit AeroSystems Holdings, Inc. and its affiliates and ongoing compliance with any restrictive covenant obligations.

The foregoing description of the Severance Plan is only a summary and is qualified in its entirety by reference to the full text of the Severance Plan, a copy of which is filed as Exhibit 10.8 to this Quarterly Report and incorporated herein by reference.

Item 6.  Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents
2.1	Agreement and Plan of Merger, dated June 30 2024, among Spirit AeroSystems Holdings, Inc., The Boeing Company and Sphere Acquisition Corp.	Current Report on Form 8-K (File No. 001-33160), filed July 1, 2024, Exhibit 2.1

2.2†	Term sheet, dated June 30, 2024, between Spirit AeroSystems, Inc. and Airbus SE.	Current Report on Form 8-K (File No. 001-33160), filed July 1, 2024, Exhibit 2.2

3.1	Third Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 1, 2017, Exhibit 3.1

3.2	Tenth Amended and Restated Bylaws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed January 27, 2023, Exhibit 3.1

4.1
Seventh Supplemental Indenture, dated as of June 30, 2024, among Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.
Current Report on Form 8-K (File No. 001-33160), filed July 1, 2024, Exhibit 4.1

10.1††	Amended and Restated Spirit AeroSystems Employee Stock Purchase Plan, effective as of February 26, 2024.	Current Report on Form 8-K (File No. 001-33160), filed April 29, 2024, Exhibit 10.1

10.2†	Memorandum of Agreement, dated as of April 18, 2024, between The Boeing Company and Spirit AeroSystems, Inc. (737 Production Rate Advance, MOA-65C00-9900).	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 7, 2024, Exhibit 10.2

10.3††	Employment Agreement, dated June 5, 2024, by and between Spirit AeroSystems, Inc. and Irene M. Esteves.	Current Report on Form 8-K (File No. 001-33160), filed June 5, 2024, Exhibit 10.1

10.4†	Amendment 1 to Memorandum of Agreement, dated as of June 20, 2024, between The Boeing Company and Spirit AeroSystems, Inc. (737 Production Rate Advance, MOA-65C00-9900).	*

10.5††	Time-Based Restricted Stock Unit Award Agreement, dated June 30, 2024, between Spirit AeroSystems Holdings, Inc. and Patrick M. Shanahan.	*

10.6
Delayed-Draw Bridge Credit Agreement, dated as of June 30, 2024, among Spirit AeroSystems, Inc., as borrower, the lenders party thereto from time to time, and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent.
Current Report on Form 8-K (File No. 001-33160), filed July 1, 2024, Exhibit 10.1

10.7††	Separation Agreement and General Release, dated July 20, 2024, by and among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., and Alan Young.	*

10.8††	Spirit AeroSystems Holdings, Inc. Senior Management Severance Plan and Form of Separation and Release.	*

10.9††	Form of Employee Retention Cash Bonus Agreement.	*

10.10††	Form of Spirit AeroSystems Holdings, Inc. Director Indemnification Agreement.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents
101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission.

††	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Irene M. Esteves	Executive Vice President and Chief Financial	August 5, 2024
Irene M. Esteves	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon C. Ward	Vice President, Corporate Controller	August 5, 2024
Damon C. Ward	(Principal Accounting Officer)