Form 10-Q
period 2024-09-26
Spirit AeroSystems Holdings, Inc.
filed 2024-11-05
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 26, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 17, 2024, the registrant had 116,912,390 shares of Class A Common Stock, par value $0.01 per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
	($ in millions, except per share data)
Net revenues	$1,470.6	$1,438.9	$4,665.3	$4,235.0
Operating costs and expenses
Cost of sales	1,716.6	1,492.5	5,580.3	4,320.2
Selling, general and administrative	93.8	69.2	258.9	217.2
Restructuring costs	(0.1)	—	0.7	7.2
Research and development	10.4	10.1	34.4	33.9
Other operating expense	—	0.8	—	5.7
Total operating costs and expenses	1,820.7	1,572.6	5,874.3	4,584.2
Operating loss	(350.1)	(133.7)	(1,209.0)	(349.2)
Interest expense and financing fee amortization	(90.8)	(75.1)	(253.3)	(221.1)
Other (expense) income, net	(33.0)	7.3	(30.3)	(120.0)
Loss before income taxes and equity in net income (loss) of affiliates	(473.9)	(201.5)	(1,492.6)	(690.3)
Income tax provision	(2.8)	(2.4)	(15.9)	(1.1)
Loss before equity in net income (loss) of affiliates	(476.7)	(203.9)	(1,508.5)	(691.4)
Equity in net income (loss) of affiliates	0.1	—	0.2	(0.2)
Net loss	$(476.6)	$(203.9)	(1,508.3)	(691.6)
Less noncontrolling interest in earnings of subsidiary	(0.3)	(0.2)	(0.6)	—
Net loss attributable to common shareholders	$(476.9)	$(204.1)	$(1,508.9)	$(691.6)
Loss per share
Basic	$(4.07)	$(1.94)	$(12.93)	$(6.58)
Diluted	$(4.07)	$(1.94)	$(12.93)	$(6.58)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
	($ in millions)
Net loss	$(476.6)	$(203.9)	$(1,508.3)	$(691.6)
Changes in other comprehensive loss, net of tax:
Pension, SERP, and retiree medical adjustments, net of tax effect of $3.9 and $1.2 for the three months ended, respectively, and $4.1 and ($15.2) for the nine months ended, respectively.	4.8	0.8	4.9	49.5
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax effect of ($1.1) and $0.6 for the three months ended, respectively, and ($1.0) and ($0.2) for the nine months ended, respectively.	2.3	(1.1)	2.0	0.4
Unrealized gain (loss) on cash flow hedges, net of tax effect of $0.1 and $1.2 for the three months ended, respectively, and $0.3 and $0.1 for the nine months ended, respectively.	2.6	(5.2)	1.9	2.5
Reclassification of (gain) loss on cash flow hedges to earnings, net of tax effect of $0.0 and $0.0 for the three months ended, respectively, and $0.0 and $0.0 for the nine months ended, respectively.	(3.0)	(3.8)	(2.9)	(1.7)
Foreign currency translation adjustments	37.1	(22.8)	32.6	3.2
Total other comprehensive gain (loss), net of tax	43.8	(32.1)	38.5	53.9
Less comprehensive loss attributable to noncontrolling interest	(0.3)	(0.2)	(0.6)	—
Total comprehensive loss	$(433.1)	$(236.2)	$(1,470.4)	$(637.7)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 26, 2024	December 31, 2023
	($ in millions)
Assets
Cash and cash equivalents	$217.6	$823.5
Restricted cash	—	0.1
Accounts receivable, net	572.6	585.5
Contract assets, short-term	1,059.5	522.9
Inventory, net	2,020.7	1,767.3
Other current assets	63.4	52.5
Total current assets	3,933.8	3,751.8
Property, plant and equipment, net	1,986.2	2,084.2
Right of use assets	86.9	92.1
Contract assets, long-term	22.9	—
Pension assets	48.0	33.5
Restricted plan assets	48.2	61.1
Deferred income taxes	0.1	0.1
Goodwill	631.3	631.2
Intangible assets, net	184.8	196.2
Other assets	107.0	99.9
Total assets	$7,049.2	$6,950.1
Liabilities
Accounts payable	$1,091.1	$1,106.8
Accrued expenses	520.9	420.1
Profit sharing	53.8	15.7
Current portion of long-term debt	426.2	64.8
Operating lease liabilities, short-term	9.8	9.1
Advance payments, short-term	98.2	38.3
Contract liabilities, short-term	262.6	192.6
Forward loss provision, short-term	413.0	256.6
Deferred revenue and other deferred credits, short-term	69.7	49.6
Customer financing, short-term	442.0	—
Other current liabilities	45.0	44.7
Total current liabilities	3,432.3	2,198.3
Long-term debt	3,976.4	4,018.7
Operating lease liabilities, long-term	80.1	84.3
Advance payments, long-term	249.5	301.9
Pension/OPEB obligation	27.3	30.3
Contract liabilities, long-term	180.3	161.3
Forward loss provision, long-term	596.5	224.1
Deferred revenue and other deferred credits, long-term	58.6	76.7
Deferred grant income liability - non-current	28.1	25.8
Deferred income taxes	12.8	9.1
Customer financing, long-term	207.4	180.0
Other non-current liabilities	136.4	135.5
Stockholders’ Equity (Deficit)
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 116,631,455 and 116,054,291 shares issued and outstanding, respectively	1.2	1.2
Additional paid-in capital	1,458.3	1,429.1
Accumulated other comprehensive loss	(51.1)	(89.6)
Retained earnings	(892.6)	616.3
Treasury stock, at cost (41,587,480 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders’ equity (deficit)	(1,940.9)	(499.7)
Noncontrolling interest	4.4	3.8
Total equity (deficit)	(1,936.5)	(495.9)
Total liabilities and equity	$7,049.2	$6,950.1

 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest

	Shares	Amount						Total
	($ in millions, except share data)
Balance — December 31, 2023	116,054,291	$1.2	$1,429.1	$(2,456.7)	$(89.6)	$616.3	$3.8	$(495.9)
Net loss	—	—	—	—	—	(1,032.0)	—	(1,032.0)
Stock-based compensation - ESPP	—	—	1.2	—	—	—	—	1.2
Employee equity awards	468,567	—	19.5	—	—	—	—	19.5
Net shares settled	(175,455)	—	(5.1)	—	—	—	—	(5.1)
ESPP shares issued	271,746	—	3.8	—	—	—	—	3.8
Other	—	—	—	—	—	—	0.3	0.3
Other comprehensive loss	—	—	—	—	(5.3)	—	—	(5.3)
Balance — June 27, 2024	116,619,149	$1.2	$1,448.5	$(2,456.7)	$(94.9)	$(415.7)	$4.1	$(1,513.5)
Net loss	—	—	—	—	—	(476.9)	—	(476.9)
Stock-based compensation - ESPP	—	—	0.8	—	—	—	—	0.8
Employee equity awards	18,648	—	9.3	—	—	—	—	9.3
Net shares settled	(6,342)	—	(0.3)	—	—	—	—	(0.3)
Other	—	—	—	—	—	—	0.3	0.3
Other comprehensive gain	—	—	—	—	43.8	—	—	43.8
Balance — September 26, 2024	116,631,455	$1.2	$1,458.3	$(2,456.7)	$(51.1)	$(892.6)	$4.4	$(1,936.5)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest

	Shares	Amount						Total
	($ in millions, except share data)
Balance — December 31, 2022	105,252,421	$1.1	$1,179.5	$(2,456.7)	$(203.9)	$1,232.5	$3.7	$(243.8)
Net loss	—	—	—	—	—	(487.5)	—	(487.5)
Employee equity awards	360,884	—	19.2	—	—	—	—	19.2
Stock forfeitures	(230,612)	—	—	—	—	—	—	—
Net shares settled	(173,639)	—	(5.8)	—	—	—	—	(5.8)
ESPP shares issued	79,840	—	3.2	—	—	—	—	3.2
Other	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive gain	—	—	—	—	86.0	—	—	86.0
Balance — June 29, 2023	105,288,894	$1.1	$1,196.1	$(2,456.7)	$(117.9)	$745.0	$3.5	$(628.9)
Net loss	—	—	—	—	—	(204.1)	—	(204.1)
Employee equity awards	8,055	—	8.6	—	—	—	—	8.6
Net shares settled	(8,490)	—	(0.3)	—	—	—	—	(0.3)
ESPP shares issued	—	—	0.9	—	—	—	—	0.9
SERP shares issued	16,023	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	0.2	0.2
Other comprehensive loss	—	—	—	—	(32.1)	—	—	(32.1)
Balance — September 28, 2023	105,304,482	$1.1	$1,205.3	$(2,456.7)	$(150.0)	$540.9	$3.7	$(855.7)

(a)    Cash dividends declared per common share were $0.00 and $0.00 for the three and nine months ended September 26, 2024 and September 28, 2023, respectively.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 26, 2024	September 28, 2023
Operating activities	($ in millions)
Net loss	$(1,508.3)	$(691.6)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	232.9	236.9
Amortization of deferred financing fees	8.9	5.2
Accretion of customer supply agreement	1.8	1.8
Employee stock compensation expense	30.8	29.3
Gain from derivative instruments	(2.9)	(1.7)
Loss (gain) from foreign currency transactions	27.1	(4.0)
Loss on disposition of assets	1.3	0.9
Deferred taxes	6.9	(3.8)
Pension and other post-retirement plans (income) expense	(8.9)	61.8
Grant liability amortization	(0.9)	(0.9)
Equity in net (income) loss of affiliates	(0.2)	0.2
Forward loss provision	524.9	(50.7)
Gain on settlement of financial instrument	(1.2)	(1.4)
Asset impairment charges	0.2	—
Change in fair value of acquisition consideration and settlement	—	(2.4)
Gain on settlement of New Market Tax Credit incentive program	(5.7)	—
Changes in assets and liabilities
Accounts receivable, net	31.8	(127.0)
Inventory, net	(245.8)	(227.0)
Contract assets	(557.3)	(114.5)
Accounts payable and accrued liabilities	65.4	222.2
Profit sharing/deferred compensation	37.6	(22.5)
Advance payments	5.2	87.4
Income taxes receivable/payable	5.5	1.1
Contract liabilities	88.4	(3.9)
Pension plans employer contributions	(2.2)	178.0
Deferred revenue and other deferred credits	(0.7)	67.4
Other	7.9	19.7
Net cash used in operating activities	(1,257.5)	(339.5)
Investing activities
Purchase of property, plant, and equipment	(106.8)	(76.5)
Other	0.1	—
Net cash used in investing activities	(106.7)	(76.5)
Financing activities
Proceeds from issuance of debt	359.2	12.7
Receipts from customer financing	509.4	180.0
Payments on customer financing	(40.0)	—
Borrowings under revolving credit facility	—	1.6
Principal payments of debt	(46.5)	(47.2)
Payments on term loans	(3.0)	(3.0)
Payment of acquisition consideration	—	(6.0)
Payment of New Market Tax Credit incentive program financing	(1.9)	—
Taxes paid related to net share settlement awards	(5.4)	(6.1)
Proceeds from issuance of ESPP stock	3.8	2.6
Debt issuance and financing costs	(10.8)	(0.5)
Net cash provided by financing activities	764.8	134.1
Effect of exchange rate changes on cash and cash equivalents	0.3	—
Net decrease in cash, cash equivalents, and restricted cash for the period	(599.1)	(281.9)
Cash, cash equivalents, and restricted cash, beginning of period	845.9	678.4
Cash, cash equivalents, and restricted cash, end of period	$246.8	$396.5

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Nine Months Ended
	September 26, 2024	September 28, 2023
Cash and cash equivalents, beginning of the period	$823.5	$658.6
Restricted cash, short-term, beginning of the period	0.1	0.2
Restricted cash, long-term, beginning of the period	22.3	19.6
Cash, cash equivalents, and restricted cash, beginning of the period	$845.9	$678.4

Cash and cash equivalents, end of the period	$217.6	$374.1
Restricted cash, short-term, end of the period	—	0.2
Restricted cash, long-term, end of the period	29.2	22.2
Cash, cash equivalents, and restricted cash, end of the period	$246.8	$396.5

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

The Company provides manufacturing and design expertise in a wide range of fuselage, propulsion, and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through Holdings’ subsidiaries including Spirit. The Company’s headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; Saint-Nazaire, France; Biddeford, Maine; Woonsocket, Rhode Island; Belfast, Northern Ireland; Casablanca, Morocco; and Dallas, Texas.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the nine months ended September 26, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Holdings Class A Common Stock, par value $0.01 per share (“Holdings Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares of Holdings Common Stock owned by Boeing, Merger Sub, any other wholly owned subsidiary of Boeing, Holdings, or any wholly owned subsidiary of Holdings, in each case, not held on behalf of third parties) will be automatically cancelled and cease to exist and will be converted into the right to receive a number of shares of Holdings Common Stock, of the par value of $5 each, of Boeing (“Boeing Common Stock”) equal to (a) if the volume-weighted average price per share of Boeing Common Stock on the New York Stock Exchange for the 15 consecutive trading days ending on and including the second full trading day prior to the Effective Time

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

(the “Boeing Stock Price”), is greater than $149.00 but less than $206.94, the quotient obtained by dividing $37.25 by the Boeing Stock Price, rounded to four decimal places or (b) if the Boeing Stock Price is greater than or equal to $206.94, 0.1800 or (c) if the Boeing Stock Price is equal to or less than $149.00, 0.2500 (such number of shares of Boeing Common Stock, the “Per Share Merger Consideration”).

Under the terms of the Merger Agreement, the closing of the Merger is subject to various conditions, including: (a) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Holdings Common Stock entitled to vote thereon (the “Holdings Stockholder Approval”); (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the receipt of other specified regulatory approvals (collectively, including the expiration or termination of any such waiting periods, the “Regulatory Approvals”); (c) the absence of any law or order issued by a governmental entity prohibiting the consummation of the Merger; (d) the approval for listing on the New York Stock Exchange of, and the effectiveness of a registration statement on Form S‑4 relating to, the shares of Boeing Common Stock to be issued in the Merger; (e) solely with respect to the obligations of Boeing and Merger Sub to effect the closing of the Merger, (1) the accuracy (subject to materiality qualifiers in certain cases) of the representations and warranties of Holdings contained in the Merger Agreement, (2) Holdings having performed in all material respects the obligations required to be performed by it under the Merger Agreement at or prior to the closing of the Merger, (3) the Regulatory Approvals having been obtained without the imposition of a Burdensome Condition (as defined in the Merger Agreement), (4) the absence of a Material Adverse Effect (as defined in the Merger Agreement) or any event that would reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect since the date of the Merger Agreement and (5) Holdings having completed the divestiture of certain portions of the Company’s business related to the performance by the Company of its obligations under supply contracts with Airbus SE and its affiliates (the “Spirit Airbus Business”); and (f) solely with respect to the obligation of Holdings to effect the closing of the Merger, (1) the accuracy (subject to materiality qualifiers in certain cases) of the representations and warranties of Boeing and Merger Sub contained in the Merger Agreement, (2) each of Boeing and Merger Sub having performed in all material respects the obligations required to be performed by it under the Merger Agreement at or prior to the closing of the Merger and (3) the absence of a Parent Material Adverse Effect (as defined in the Merger Agreement) or any event that would reasonably be expected to have, individually or in the aggregate, a Parent Material Adverse Effect since the date of the Merger Agreement.

The Merger Agreement includes customary representations, warranties and covenants of Holdings, Boeing and Merger Sub, including covenants restricting Holdings from soliciting alternative acquisition proposals, governing the conduct of the Company’s business during the period between the date of the Merger Agreement and completion of the Merger and relating to the parties’ efforts to consummate the Merger as promptly as reasonably practicable. The Merger Agreement includes provisions to facilitate the disposition by the Company to Airbus SE and its affiliates (“Airbus”) of the Spirit Airbus Business, as contemplated by a term sheet between Spirit and Airbus SE (the “Airbus Term Sheet”) described below under the sub-heading Airbus Term Sheet. The Merger Agreement also includes provisions, which are consistent with provisions in the Airbus Term Sheet, to facilitate the potential sale, subject to certain Boeing consent rights, by the Company to other third parties of specified assets and businesses, some of which include or comprise parts of the Spirit Airbus Business. Such specified assets and businesses include, among others, the Company’s operations in Belfast, Northern Ireland (other than the operations that are part of the Spirit Airbus Business) and Subang, Malaysia, certain of the Company’s operations in Prestwick, Scotland and the Company’s Fiber Materials, Inc. business.

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

In connection with the proposed merger, Spirit and Boeing have each received a request for additional information (“second request”) from the Federal Trade Commission as part of the regulatory review process under the HSR Act. The second

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

request extends the waiting period imposed by the HSR Act until 30 days after Spirit and Boeing have substantially complied with the requests or the waiting period is terminated sooner by the Federal Trade Commission.

Other than transaction expenses associated with the Merger of $28.8 and $46.8 for the three and nine months ended September 26, 2024, respectively, the Merger Agreement did not affect the Company’s consolidated financial statements for the three and nine months ended September 26, 2024.

Airbus Term Sheet

Spirit and Airbus SE entered into the Airbus Term Sheet on June 30, 2024. The Airbus Term Sheet is a binding term sheet under which the parties have agreed to negotiate in good faith definitive agreements (the “Definitive Agreements”), including a purchase agreement, providing for the acquisition by Airbus or its affiliates of the Spirit Airbus Business on the terms set forth in the Airbus Term Sheet with the goal of permitting Boeing and Holdings to consummate the Merger prior to the Outside Date. The Airbus Term Sheet provides that the execution of the Definitive Agreements will be subject to and conditioned upon the completion to the satisfaction of Airbus of its due diligence. The Airbus Term Sheet contemplates that specified portions of the Spirit Airbus Business, such as the portion of the Spirit Airbus Business in Prestwick, Scotland (the “Airbus Prestwick Business”), may, instead of being acquired by Airbus or its affiliates, be acquired by one or more third parties.

Under the transaction terms set forth in the Airbus Term Sheet, Airbus would acquire from Spirit and its subsidiaries the Spirit Airbus Business, excluding any portions thereof to be acquired by third parties, and cash in the amount of $559.0 (subject to downward adjustment if the acquisition by Airbus includes the Airbus Prestwick Business) for nominal consideration of one dollar, subject to working capital and other purchase price adjustments and additional adjustments, to be agreed between the parties prior to execution and delivery of the Definitive Agreements, to reflect the fair market value of specified assets of the Spirit Airbus Business to the extent they are to be acquired by Airbus rather than third parties.

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

Liquidity

These condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (GAAP) on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

substantial doubt about the Company’s ability to continue as a going concern exists. The Company has incurred net losses of $1,508.9, $616.2, $545.7, and $540.8, for the nine months ended September 26, 2024, and the years ended December 31, 2023, 2022, and 2021, respectively, and cash used in operating activities of $1,257.5, $225.8, $394.6, and $63.2, respectively for the same periods. As of September 26, 2024, our debt balance was $4,402.6, including $426.2 of debt classified as short-term. The Company’s cash and cash equivalents were $217.6 and $823.5 as of September 26, 2024, and December 31, 2023, respectively. The Company will require additional liquidity to continue its operations over the next 12 months.

Further, certain changes made to the production and delivery process implemented by Boeing have had an immediate impact to the Company’s results of operations and cash flows. On March 2, 2024, Boeing announced they would no longer accept deliveries of product that required out of sequence assembly or incremental quality re-work. As a result, the Company has experienced higher levels of inventory and contract assets and lower operational cash flows due to the inability to physically ship and invoice end items to Boeing in a timeframe aligned with production activities. Additionally, during late 2023 the Company was preparing its production line to accommodate an expected increase in production rates for 2024 and beyond. Boeing’s ability to increase production rates is governed by the FAA, and the production rates which were anticipated are now limited. During the quarter ended September 26, 2024, the Company continued to experience delays and realized higher than anticipated costs with respect to these production and delivery processes, and anticipates that some level of higher costs will continue in the future.

On April 18, 2024, the Company entered into a Memorandum of Agreement (“MOA”) with Boeing, where Boeing advanced $425.0 to the Company to support the Company’s liquidity. This MOA was amended on June 20, 2024, to increase the advance by an additional $40.0 and to revise certain repayment amounts and extend near-term repayment dates. As of the date of this filing, we have repaid $40.0 of the MOA advances; however, the other amounts remain outstanding. We have engaged in discussion with Boeing regarding a second amendment to the MOA, but there can be no assurance that such amendment will be entered into on acceptable terms, if at all.

On October 18, 2024, we announced a 21-day furlough, effective October 27, 2024, for approximately 700 employees working on the B767 and B777 programs in response to the strike by Boeing employees as the Company has reached maximum storage capacity on the B767 and B777 programs. Our ability to align our costs, including both internal and supply chain related spending, to react to unexpected changes in customer-determined production rates has and will likely continue to have a material impact on the Company’s results of operations and cash flows. Our liquidity has been impacted by higher levels of inventory and contract assets, lower operational cash flows due to a decrease in expected deliveries to Boeing, higher factory costs to maintain rate readiness (attributed to product quality verification process enhancements, including moving such processes from Renton, Washington, to Wichita, Kansas), Boeing no longer allowing for traveled work on the B737 fuselage to its factories, the strike by Boeing employees, and limitations on Boeing increasing production rates. Based upon expected production volumes and deliveries, the terms of this advance require installments be repaid through October 2024, which has been deferred.

Additionally, the Company was in negotiations with Airbus related to pricing adjustments on the A220 and A350 programs during 2023 and continuing into 2024 with a goal of completing those negotiations in early 2024. As a result of the announcement on March 1, 2024, that the Company was engaged in discussions with Boeing about a possible acquisition of the Company by Boeing, followed by the signing of the Merger Agreement and Term Sheet on June 30, 2024, there was a shift in the strategic discussions with Airbus relevant to pricing adjustments on the A220 and A350 programs, most recently with a focus toward customer advances and other accommodations.

These developments in 2024 resulted in a significant reduction in projected revenue and operating cash flows over the next twelve months. Additionally, although the advances received in 2024 have provided essential operational liquidity, there can be no assurance that we will be able to obtain additional advances from our customers, repay current advances on the specified due dates, renegotiate the due date or otherwise obtain additional liquidity as needed under acceptable terms or at all. We will need to obtain additional funding to sustain operations, as we expect to continue generating operating losses for the foreseeable future.

As of November 5, 2024, management has developed a plan designed to improve liquidity in response to the developments highlighted above. These plans are dependent upon many factors, including, among other things, the outcomes of active discussions related to the timing or amounts of repayment for certain customer advances, the timing and expected proceeds received from certain divestitures, the expected timing and outcome of the Merger Agreement and Term Sheet announced June 30, 2024, achieving anticipated B737 deliveries, and the timing, resolution, and ultimate impact of the strike by Boeing

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

employees. Management is also evaluating additional strategies intended to improve liquidity to support operations, including, but not limited to, additional customer advances, issuing securities or debt financing subject to any contractual limitations and conditions, including the Merger Agreement, and restructuring of operations in an effort to increase efficiency and decrease expenses, which may include layoffs or additional furloughs. However, there can be no assurance that these plans or strategies will sufficiently improve our liquidity needs or that we will otherwise realize the anticipated benefits. Accordingly, substantial doubt about the Company’s ability to continue as a going concern exists.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

During the third quarter ended September 26, 2024, the Company recognized unfavorable changes in estimates of $242.9, which included net forward loss charges of $217.2, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2024 of $25.7. The forward losses in the third quarter were primarily driven by current production performance, and supply chain cost growth on the A350 and A220 programs, additional labor and supply chain cost growth on the B787 program, and increased costs related to factory performance on the B767 program. The unfavorable cumulative catch-up adjustments primarily relate to increased production costs associated with changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS on the B737 program and current period changes in certain cost allocation methodologies and increased production costs on the B777 program. This change in business process for the B737 units has delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. Additionally, the Company is maintaining a higher cost profile for an expected increase in production rates that has now been delayed due to the limitation on Boeing increasing its production rates, and production cost overruns on the A320 program.

During the third quarter ended September 28, 2023, the Company recognized unfavorable changes in estimates of $165.1, which included net forward loss charges of $101.1, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2023 of $64.0. The forward losses in the quarter ended September 28, 2023 were primarily driven by labor and production cost growth on the A350 program, additional labor and supply chain cost growth on the B787 program, increased factory performance and supply chain costs on the B767 program, and production costs incurred on the Sikorsky CH-53K program. The unfavorable cumulative catch-up adjustments were primarily related to increased factory performance costs and rework costs related to the quality issue on the B737 aft pressure bulkhead on the B737 program, and production cost overruns and foreign currency movements on the A320 program.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Changes in estimates are summarized below:

	For the Three Months Ended		For the Nine Months Ended
Changes in Estimates	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Commercial	$(37.5)	$(59.1)	$(89.0)	$(40.7)
Defense & Space	11.8	(4.9)	10.9	(8.7)
Aftermarket	—	—	—	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(25.7)	$(64.0)	$(78.1)	$(49.4)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Commercial	$(212.9)	$(86.5)	$(918.9)	$(298.3)
Defense & Space	(4.3)	(14.6)	(7.2)	(17.5)
Aftermarket	—	—	—	—
Total Changes in Estimates (Forward Loss) on Loss Programs	$(217.2)	$(101.1)	$(926.1)	$(315.8)

Total Change in Estimate	$(242.9)	$(165.1)	$(1,004.2)	$(365.2)
EPS Impact (diluted per share based upon applicable forecasted effective tax rate)	$(2.09)	$(1.57)	$(8.70)	$(3.48)

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

Accounts receivable, net consists of the following:

	September 26, 2024	December 31, 2023
Trade receivables	$552.6	$555.8
Other	33.2	42.0
Less: allowance for credit losses	(13.2)	(12.3)
Accounts receivable, net	$572.6	$585.5

The Company has agreements (through Holdings’ subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce PLC and its affiliates (collectively, “Rolls-Royce”) to third-party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company’s ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s financial condition. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being derecognized from the Company’s Condensed Consolidated Balance Sheets. For the nine months ended September 26, 2024, $2,569.4 of accounts receivable were sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Condensed Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables was $35.1 for the nine months ended September 26, 2024 and is included in other income and expense. See Note 20 Other Income (Expense), Net.

Allowance for Credit Losses

During the nine months ended September 26, 2024, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

5.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended September 26, 2024 or the period ended September 28, 2023. See also Note 4 Accounts Receivable and Allowance for Credit Losses.

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

	September 26, 2024	December 31, 2023	Change
Contract assets	$1,082.4	$522.9	$559.5
Contract liabilities	(442.9)	(353.9)	(89.0)
Net contract assets (liabilities)	$639.5	$169.0	$470.5

For the period ended September 26, 2024, the increase in contract assets reflects the net impact of more over time revenue recognition in relation to billed revenues during the period as well as the impact of changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process has delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. The increase in contract liabilities reflects the net impact of more deferred revenues recorded in excess of revenue recognized during the period. The increase in the current period was driven by receipts in both the Commercial and Defense & Space segments related to funding for specific program expenditures. The Company recognized $41.3 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following tables show disaggregated revenues for the periods ended September 26, 2024 and September 28, 2023:

	For the Three Months Ended		For the Nine Months Ended
Revenue	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Contracts with performance obligations satisfied over time	$1,057.6	$1,064.1	$3,392.8	$3,176.2
Contracts with performance obligations satisfied at a point in time	413.0	374.8	1,272.5	1,058.8
Total Revenue	$1,470.6	$1,438.9	$4,665.3	$4,235.0

The following table disaggregates revenue by major customer:

	For the Three Months Ended		For the Nine Months Ended
Customer	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Boeing	$850.7	$883.9	$2,801.6	$2,640.6
Airbus	299.8	274.5	954.0	816.8
Other	320.1	280.5	909.7	777.6
Total Revenue	$1,470.6	$1,438.9	$4,665.3	$4,235.0

The following table disaggregates revenue based upon the location where control of products is transferred to the customer:

	For the Three Months Ended		For the Nine Months Ended
Location	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
United States	$1,132.8	$1,156.0	$3,606.6	$3,379.8
International
United Kingdom	148.6	163.5	464.5	505.3
Other	189.2	119.4	594.2	349.9
Total International	337.8	282.9	1,058.7	855.2
Total Revenue	$1,470.6	$1,438.9	$4,665.3	$4,235.0

Remaining Performance Obligations

Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2024	2025	2026	2027 and after
Unsatisfied performance obligations	$1,486.8	$4,013.4	$1,286.6	$1,132.2

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

	September 26, 2024	December 31, 2023
Raw materials	$493.4	$414.4
Work-in-process(1)	1,427.4	1,283.7
Finished goods	80.9	48.4
Product inventory	2,001.7	1,746.5
Capitalized pre-production	19.0	20.8
Total inventory, net	$2,020.7	$1,767.3

(1)Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized over time using an input method. For the periods ended September 26, 2024 and December 31, 2023, work-in-process inventory includes $520.0 and $262.0, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the periods.

Product inventory, summarized in the table above, is shown net of valuation reserves of $152.7 and $150.2 as of September 26, 2024 and December 31, 2023, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the three and nine months ended September 26, 2024 includes period expense of $70.1 and $142.5, respectively, for excess capacity production costs related to temporary B737 MAX and A220 production schedule changes, and ($0.1) and $0.7 of restructuring costs, respectively. Cost of sales for the three and nine months ended September 28, 2023 includes period expense of $56.4 and $152.9, respectively, for excess capacity production costs related to temporary B737 MAX, A320 and A220 production schedule changes, $0.0 and $7.2, respectively, of restructuring costs, and abnormal production costs of $0.8 and $8.1, respectively, related to the temporary production pause, partially offset by $0.0 and ($2.4), respectively, of benefit related to the settlement of a contingent consideration obligation related to a prior year acquisition.

8.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	September 26, 2024	December 31, 2023
Land	$30.9	$30.5
Buildings (including improvements)	1,331.5	1,307.6
Machinery and equipment	2,498.1	2,460.6
Tooling	1,033.1	1,064.8
Capitalized software	340.4	338.4
Construction-in-progress	146.8	119.0
Total	5,380.8	5,320.9
Less: accumulated depreciation	(3,394.6)	(3,236.7)
Property, plant and equipment, net	$1,986.2	$2,084.2
Capitalized interest was $1.9 and $0.4 for the three months ended September 26, 2024 and September 28, 2023, respectively, and $4.7 and $3.8 for the nine months ended September 26, 2024 and September 28, 2023, respectively. Repair

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $52.0 and $32.1 for the three months ended September 26, 2024 and September 28, 2023, respectively, and $149.7 and $124.4 for the nine months ended September 26, 2024 and September 28, 2023, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software. Depreciation expense related to capitalized software was $4.3 and $5.6 for the three months ended September 26, 2024 and September 28, 2023, respectively, and $13.3 and $17.5 for the nine months ended September 26, 2024 and September 28, 2023, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the period ended September 26, 2024, there were no events which would require the Company to update its impairment analysis.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Components of lease expense:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Operating lease cost	$3.8	$3.6	$10.9	$10.8
Finance lease cost:
Amortization of assets	9.5	9.5	29.1	26.6
Interest on lease liabilities	1.9	2.1	5.9	5.9
Total net lease cost	$15.2	$15.2	$45.9	$43.3

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.8	$3.5	$11.2	$10.5
Operating cash flows from finance leases	$1.9	$2.1	$5.9	$5.9
Financing cash flows from finance leases	$13.0	$13.0	$39.5	$36.9

ROU assets obtained in exchange for lease obligations:
Operating leases	$0.4	$5.1	$1.8	$5.6

Supplemental balance sheet information related to leases:

	September 26, 2024	December 31, 2023
Finance leases:
Property and equipment, gross	$334.9	$336.9
Accumulated amortization	(155.9)	(135.8)
Property and equipment, net	$179.0	$201.1

The weighted average remaining lease term as of September 26, 2024 for operating and finance leases was 35.0 years and 4.5 years, respectively. The weighted average discount rate as of September 26, 2024 for operating and finance leases was 6.2% and 6.5%, respectively. The weighted average remaining lease term as of December 31, 2023 for operating and finance leases was 33.2 years and 4.7 years, respectively. The weighted average discount rate as of December 31, 2023 for operating and finance leases was 6.2% and 6.3%, respectively. See Note 14 Debt for current and non-current finance lease obligations.

As of September 26, 2024, remaining maturities of lease liabilities were as follows:

	2024	2025	2026	2027	2028	2029 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$3.8	$15.1	$12.6	$9.9	$9.0	$181.1	$231.5	$(141.6)	$89.9
Financing Leases	$13.3	$45.0	$29.3	$13.6	$7.0	$22.4	$130.6	$(17.9)	$112.7

As of September 26, 2024, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $0.8 and $5.4, respectively, for manufacturing equipment, software, and facilities that are in

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

various phases of construction or customization for the Company’s ultimate use, with lease terms between 3 and 5 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

10.  Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	September 26, 2024	December 31, 2023
Prepaid expenses	$51.3	$34.8
Income tax receivable	—	5.3
Other assets - short-term	12.1	12.4
Total other current assets	$63.4	$52.5

Other assets are summarized as follows:

	September 26, 2024	December 31, 2023
Deferred financing
Deferred financing costs	$—	$0.9
Less: Accumulated amortization - deferred financing costs	—	(0.9)
Deferred financing costs, net	$—	$—
Other
Supply agreements (1)	$1.3	$3.5
Equity in net assets of affiliates	1.0	0.8
Restricted cash - collateral requirements	29.2	22.3
Rotables	45.4	44.0
Other	30.1	29.3
Total other long-term assets	$107.0	$99.9

(1)    Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Goodwill is summarized as follows:

		Changes in Goodwill Balance
	Balance at				Balance at
Segment	December 31, 2023	Acquisitions	Adjustments/Other	Currency Exchange	September 26, 2024
Commercial	$296.6	$—	$—	$0.1	$296.7
Defense & Space	$13.2	$—	$—	$—	$13.2
Aftermarket	$321.4	$—	$—	$—	$321.4
	$631.2	$—	$—	$0.1	$631.3
The total goodwill value includes no accumulated impairment loss in any of the periods presented. The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended September 26, 2024, there were no events or circumstances which would require the Company to update its goodwill impairment analysis.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Intangible assets are summarized as follows:

	September 26, 2024	December 31, 2023
Intangible assets
Favorable leasehold interests	$2.8	$2.8
Developed technology asset	103.1	103.1
Customer relationships intangible asset	139.6	139.6
Total intangible assets	245.5	245.5
Less: Accumulated amortization - favorable leasehold interest	(2.2)	(2.1)
Accumulated amortization - developed technology asset	(27.0)	(21.9)
Accumulated amortization - customer relationship	(31.5)	(25.3)
Intangible assets, net	$184.8	$196.2
Amortization expense was $3.8 and $3.8 for the for the three months ended September 26, 2024 and September 28, 2023, respectively, and $11.4 and $11.4 for the nine months ended September 26, 2024 and September 28, 2023, respectively.

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Condensed Consolidated Balance Sheets and the weighted average amortization is estimated to be the following as of September 26, 2024:

Year	Customer relationships	Favorable leasehold interest	Developed technology	Total
remaining in 2024	$2.1	$—	$1.7	$3.8
2025	8.2	0.1	6.9	15.2
2026	8.2	0.1	6.9	15.2
2027	8.2	0.1	6.9	15.2
2028	8.2	0.1	6.9	15.2
2029	7.8	0.1	6.9	14.8

Weighted average amortization period	13.7 years	4.8 years	11.1 years	12.6 years

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

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of September 26, 2024,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

the amount of advance payments received from Boeing under the B787 Supply Agreement and not yet repaid was approximately $172.8.

In support of tooling and capital expenditures for future production rate increases on the B787 program, the memorandum of agreement entered into on October 12, 2023 between Boeing and Spirit (the “2023 MOA”) included an agreement for Boeing to advance Spirit a total of $71.7 in quarterly installments beginning October 2023 through April 2025. Spirit will align the repayment plan to coincide with deliveries to Boeing beginning April 2025 through October 2027. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advance prior to October 31, 2027, the remaining balance up to the $71.7 will be due in the fourth quarter of 2027. As of September 26, 2024, the amount of advance payments received by Spirit from Boeing and not yet repaid was approximately $55.9.

Advances on the A350 Program. During the twelve months ended December 31, 2023, the Company received an advance payment from Airbus of $100.0 under an agreement between Airbus S.A.S. and Spirit AeroSystems (Europe) Limited (“Spirit Europe”) signed on June 23, 2023 (the “A350 Agreement”). The A350 Agreement provides for up to $100.0 of advances that are required to be repaid along with a nominal fee to Airbus by way of offset against the purchase price of A350 FLE shipset deliveries in 2025. To the extent actual deliveries in 2025 are insufficient to offset the advance amount, any amount not offset against deliveries will be due and payable to Airbus per the terms of the Airbus Term Sheet. In connection with the A350 Agreement, Spirit Europe has pledged certain program assets including work in process inventories and raw materials at Spirit’s Scotland facility in an amount sufficient to cover the advances. See also the disclosure under the heading “Airbus Term Sheet” in Note 1 Organization, Basis of Interim Presentation and Recent Developments.

Other. The Advance payments, long-term line item on the Condensed Consolidated Balance Sheets for the period ended September 26, 2024 includes $18.9 related to payments received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

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

Level 1Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

Level 2Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Observable inputs, such as current and forward interest rates and foreign exchange rates, are used in determining the fair value of the interest rate swaps and foreign currency hedge contracts.

Level 3Unobservable inputs that are supported by little or no market activity and are significant to the fair value of assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

At September 26, 2024, the Company’s long-term debt includes a senior secured term loan, senior notes, and bridge credit facility described further under Note 14 Debt. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt. See also Note 13 Derivative and Hedging Activities and Note 15 Pension and Other Post-Retirement Benefits.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	September 26, 2024			December 31, 2023
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	$571.8	$576.1	(2)	$571.0	$573.1	(2)
Delayed-draw bridge loan	343.4	343.4	(1)	—	—	(1)
Exchangeable senior notes due 2028	223.2	296.3	(2)	222.2	292.6	(2)
Senior notes due 2025	20.8	20.5	(1)	20.8	20.7	(1)
Senior secured notes due 2026	299.4	291.8	(1)	299.1	288.0	(1)
Senior notes due 2028	697.1	665.9	(1)	696.6	616.8	(1)
Senior secured first lien notes due 2029	889.5	966.6	(1)	888.4	973.0	(1)
Senior secured second lien notes due 2030	1,181.4	1,319.1	(1)	1,180.0	1,273.1	(1)
Total	$4,226.6	$4,479.7		$3,878.1	$4,037.3

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

13.  Derivative and Hedging Activities

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British Pound Sterling. All outstanding foreign currency forward contracts were settled in August 2024. Since the forecasted transactions remain probable of occurring, the changes in the fair value of cash flow hedges recorded in AOCI will be recognized in earnings in the period in which the forecasted transactions impact earnings.

The following table summarizes the notional amounts (representing the gross contract/notional amount of the derivatives outstanding) and fair values of the derivative instruments in the Condensed Consolidated Balance Sheets as of September 26, 2024, and December 31, 2023. The foreign currency exchange contracts are measured within Level 1 of the Fair Value hierarchy. See Note 12 Fair Value Measurements.

	Notional amount		Other assets		Other liabilities
	September 26, 2024	December 31, 2023	September 26, 2024	December 31, 2023	September 26, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$—	$169.1	$—	$3.0	$—	$—
Total derivatives at fair value			$—	$3.0	$—	$—

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles or in the period in which the forecasted transactions impact earnings. The gain (loss) recognized in AOCI associated with our hedging transactions is presented in the following table:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Recognized in total other comprehensive loss:
Foreign currency exchange contracts	$2.5	$(6.3)	$1.5	$(2.2)

The following table summarizes the gains/(losses) associated with our hedging transactions reclassified from AOCI to earnings:

	Three Months Ended		Nine Months Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Foreign currency exchange contracts:
Other (expense) income	$3.0	$3.8	$2.9	$1.7

Within the next 12 months, the Company expects to recognize a gain of $1.6 in earnings related to the foreign currency forward contracts. As of September 26, 2024, there were no outstanding foreign currency forward contracts. Generally, the Company has agreements with its counterparties that contain a provision whereby if the Company defaults on its existing credit facilities and payment of the loans extended under such facilities is accelerated, the Company could be declared in default under its agreements, which may result in the early termination of the outstanding derivatives governed by such agreements and the payment of an early termination amount.

14.  Debt

Total debt shown on the Condensed Consolidated Balance Sheets is comprised of the following:

	September 26, 2024		December 31, 2023
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	$5.8	$566.0	$5.8	$565.2
Delayed-draw bridge loan	343.4	—	—	—
Exchangeable senior notes due 2028	—	223.2	—	222.2
Senior notes due 2025	20.8	—	—	20.8
Senior secured notes due 2026	—	299.4	—	299.1
Senior notes due 2028	—	697.1	—	696.6
Senior secured first lien notes due 2029	—	889.5	—	888.4
Senior secured second lien notes due 2030	—	1,181.4	—	1,180.0
Present value of finance lease obligations	42.9	69.8	48.3	95.0
Other	13.3	50.0	10.7	51.4
Total	$426.2	$3,976.4	$64.8	$4,018.7

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

As of September 26, 2024, the outstanding balance of the Amended Credit Agreement was $583.6 and the carrying value was $571.8.

As of September 26, 2024, the Company was in compliance with all covenants in the Amended Credit Agreement.

Bridge Credit Agreement

On June 30, 2024, Spirit entered into a Delayed-Draw Bridge Credit Agreement (the “Bridge Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”) as lender, as administrative agent and as collateral agent. The Bridge Credit Agreement provides for a senior secured delayed-draw bridge term loan facility in an aggregate principal amount of $350.0.

Subject to certain customary conditions, Spirit may borrow funds available under the Bridge Credit Agreement, in up to three separate advances, until the earlier of the termination of the Merger Agreement and the Bridge Maturity Date (as defined below). Proceeds of loans under the Bridge Credit Agreement will be used for general corporate purposes of Spirit and its subsidiaries, other than the repayment or redemption of other indebtedness. Commitments under the Bridge Credit Agreement will be reduced to zero on the earliest of the date that Spirit provides notice that the Merger Agreement is terminated or it publicly announces the same, and the maturity date. The Bridge Credit Agreement will mature, and all obligations thereunder will become due and payable, on the earlier of the date the Merger is consummated and March 31, 2025 (the “Initial Outside Date”), subject to automatic extension for one additional three-month period if the Initial Outside Date is extended in accordance with the terms of the Merger Agreement (such earlier date, the “Bridge Maturity Date”).

The principal amount of loans under the Bridge Credit Agreement will bear interest at a rate per annum equal to the TLB Yield (as defined in the Bridge Credit Agreement) plus a margin of 0.50%. Spirit will pay to MSSF a duration fee equal to 0.125% of the aggregate amount of the loans and commitments under the Bridge Credit Agreement every 60 days after the date of the Bridge Credit Agreement.

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

On July 18, 2024, August 15, 2024, and September 12, 2024, Spirit borrowed $200.0, $100.0, and $50.0, respectively, under the Bridge Credit Agreement.

As of September 26, 2024, the outstanding balance of the Bridge Credit Agreement was $350.0 and the carrying value was $343.4.

As of September 26, 2024, the Company was in compliance with all covenants in the Bridge Credit Agreement.

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

During the nine months ended September 26, 2024, no adjustments were made to the conversion or exercise prices of the Exchangeable Senior Notes.

As of September 26, 2024, the outstanding balance of the Exchangeable Senior Notes was $230.0 and the carrying value was $223.2. Interest expense recognized for the nine months ended September 26, 2024 was $5.5. During the nine months ended September 26, 2024, $1.1 of debt issuance costs were amortized. Unamortized debt issuance costs at September 26, 2024 related to the Exchangeable Senior Notes were $6.8.

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

As of September 26, 2024, the outstanding balance of the Second Lien 2030 Notes was $1,200.0 and the carrying value was $1,181.4.

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

As of September 26, 2024, the outstanding balance of the First Lien 2029 Notes was $900.0 and the carrying value was $889.5.

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

As of September 26, 2024, the outstanding balance of the 2025 Notes was $20.8 and the carrying value was $20.8.

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

As of September 26, 2024, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $299.4.

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

As of September 26, 2024, the outstanding balance of the 2028 Notes was $700.0 and the carrying value was $697.1.

The 2028 Notes mature on June 15, 2028.

As of September 26, 2024, the Company was in compliance with all covenants contained in the indentures governing the Second Lien 2030 Notes, First Lien 2029 Notes, 2025 Notes, 2026 Notes, and the 2028 Notes.

15. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Nine Months Ended
Components of Net Periodic Pension Expense (Income)	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Service cost	$0.6	$0.8	$1.9	$2.4
Interest cost	17.9	18.8	53.2	57.4
Expected return on plan assets	(21.9)	(20.3)	(65.1)	(62.3)
Amortization of net loss	—	—	0.1	0.1
Settlement loss(1)	—	—	—	64.6
Net periodic pension expense (income)	$(3.4)	$(0.7)	$(9.9)	$62.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	Other Benefits
	For the Three Months Ended		For the Nine Months Ended
Components of Other Benefit Expense (Income)	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Service cost	$0.1	$0.1	$0.4	$0.4
Interest cost	0.3	0.4	1.1	1.1
Amortization of prior service cost	0.4	(0.2)	1.1	(0.6)
Amortization of net gain	(0.7)	(0.4)	(1.6)	(1.3)
Net periodic other benefit expense (income)	$0.1	$(0.1)	$1.0	$(0.4)
(1) Includes a $64.6 settlement charge for PVP A during the nine months ended September 28, 2023.

The components of net periodic pension expense (income) and other benefit expense (income), other than the service cost component, are included in Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations. See Note 20 Other Income (Expense), Net.

Effective October 1, 2021, the Company spun off a portion of the existing PVP A, to a new plan called PVP B (“PVP B”). As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At September 26, 2024, a pension reversion asset of $48.2 is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over the next five years as they are distributed to employees under a qualified compensation and benefit program. Restricted plan assets are valued at fair value with gain or loss on fair value adjustments recognized within other income. The underlying investments’ fair value measurement levels under the FASB’s authoritative guidance on fair value measurements are Level 2, see Note 12 Fair Value Measurements.

Separately, during the nine months ended September 28, 2023, the Company received an excess plan asset reversion of $179.5 of cash from PVP A. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 28, 2023. Excise tax of $35.9 related to the reversion of excess plan assets was separately recorded to the Other (expense) income, net line item on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 28, 2023. See also Note 20 Other Income (Expense), Net.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The Company recognized a net total of $9.3 and $8.6 of stock compensation expense for the three months ended September 26, 2024 and September 28, 2023, respectively, and a net total of $28.8 and $27.8 of stock compensation expense for the nine months ended September 26, 2024 and September 28, 2023, respectively.

During the nine months ended September 26, 2024, 782,788 time or service-based restricted stock units (“RSUs”) were granted with an aggregate grant date fair value of $24.1 under the Company’s LTIP. Awards typically vest over a three-year period, beginning on the date of grant. Values for these awards are based on the value of Holdings Common Stock on the grant date.

During the nine months ended September 26, 2024, 388,386 performance-based restricted stock units (“PBRSUs”) were granted with an aggregate grant date fair value of $14.9 under the Company’s LTIP. These awards are earned based on Holdings’ total shareholder return relative to its peer group over a three-year performance period. Values for these awards are initially measured on the grant date using the estimated payout levels derived from a Monte Carlo valuation model.

During the nine months ended September 26, 2024, 30,590 shares of restricted Holdings Common Stock and 29,592 non-employee director restricted stock units (“DRSUs”) were granted to the Board of Directors of the Company (the “Board”) with an aggregate grant date fair value of $2.0. Additionally, 674 shares of restricted Holdings Common Stock were granted, as pro rata equity awards under the 2023-2024 non-employee director compensation program, to a recently appointed member of the Board. Both types of awards vest if the non-employee director remains continuously in service for the entire one-year term to which the grant relates. If the non-employee director incurs a termination for any reason before the end of the term (before the annual meeting of stockholders following the grant), the awards are forfeited. Upon vesting, shares relating to restricted Holdings Common Stock awards are delivered to the director free of restriction; however, vested shares of Holdings Common Stock underlying DRSUs are not delivered to the director until the date that the director leaves the Board. Values for these awards are based on the value of Holdings Common Stock on the grant date.

During the nine months ended September 26, 2024, 464,863 shares of Holdings Common Stock with an aggregate grant date value of $19.4 vested under the Company’s LTIP. Additionally, 42,739 shares of Holdings Common Stock previously granted to the Board vested with an aggregate grant date fair value of $1.0, and 39,005 DRSUs previously awarded to the Board vested with an aggregate grant date fair value of $1.0.

The Company maintains the Spirit AeroSystems Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”) which became effective on October 1, 2017 and was amended and restated on October 21, 2022. Under the amended plan, the per-share purchase price for Holdings Common Stock purchased under the ESPP is 85% of the lower of (a) the fair market value of a share on the first day of the applicable offering period or (b) the fair market value of a share on the applicable purchase date.

The Company recognized $0.8 and $2.0 of stock compensation expense related to the ESPP for the three and nine months ended September 26, 2024, respectively. The Company recognized $0.9 and $1.5 stock compensation expense related to the ESPP for the three and nine months ended September 28, 2023, respectively.

Further purchases under the ESPP after the current offering period that commenced on May 1, 2024 will be suspended pursuant to the Merger Agreement. If the Merger is completed, the ESPP will be terminated. See Note 1 Organization, Basis of Interim Presentation and Recent Developments.

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding our prior earnings history, including the forward losses previously recognized in the U.S., the Company has recorded a valuation allowance against U.S. deferred tax assets. Increases in the valuation allowances recorded against U.S. deferred tax assets in the nine months ended September 26, 2024 were $255.4. This is comprised of ($0.2) related to other comprehensive income (“OCI”) and $255.6 from continuing operations. As of September 26, 2024, the total net U.S. deferred tax asset before the valuation allowance was $762.2 and the total net U.S. valuation allowance was $763.4. The net U.S. deferred tax liability after valuation allowances was $1.2.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon cumulative losses generated in the U.K. Increases in the valuation allowances recorded against U.K. deferred tax assets in the nine-month period ended September 26, 2024 were $118.9. This is comprised of ($4.2) related to other comprehensive income (“OCI”) and $123.1 from continuing operations, including utilization of net operating losses. As of September 26, 2024, the total net U.K. deferred tax asset before the valuation allowance was $468.4 and the total net U.K. valuation allowance was $478.1. The net U.K. deferred tax liability after valuation allowance was $9.7.

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
The (1.07%) effective tax rate for the nine months ended September 26, 2024 differs from the (0.16%) effective tax rate for the same period of 2023 primarily due to changes in the valuation allowances recorded on U.S. and U.K. deferred tax assets. As the Company is currently reporting a pre-tax loss for the nine months ended September 26, 2024, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

As allowed by the Coronavirus Aid, Relief, and Economic Security Act, the Company has filed a claim for a pre-tax employee retention credit of $18.8 for 2020 and $1.0 for 2021. The outstanding pre-tax employee retention credit refund claim as of September 26, 2024 is $3.1.

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

The Company operates under a tax holiday in Malaysia which is effective through September 30, 2024. The tax holiday is conditional upon remaining in good standing with the Malaysia taxing authorities, having at least 20% value-add and at least 30% of employees with diploma/degree in science/technical discipline. The tax benefit impact of this holiday has been $3.4, $3.0, and $3.4 for 2023, 2022, and 2021, respectively. The tax benefit for the nine months ended September 26, 2024 was $1.8.

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

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of September 26, 2024, no treasury shares have been reissued or retired.

The total authorization amount remaining under the current share repurchase program is approximately $925.0. During the nine-month period ended September 26, 2024, the Company did not repurchase any shares of Holdings Common Stock under this share repurchase program. Share repurchases are currently on hold. The Credit Agreement imposes restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	September 26, 2024			September 28, 2023
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(476.9)	117.2	$(4.07)	$(204.1)	105.2	$(1.94)
Income allocated to participating securities	—	—		—	—
Net loss	$(476.9)			$(204.1)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(476.9)	117.2	$(4.07)	$(204.1)	105.2	$(1.94)

	For the Nine Months Ended
	September 26, 2024			September 28, 2023
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(1,508.9)	116.7	$(12.93)	$(691.6)	105.1	$(6.58)
Income allocated to participating securities	—	—		—	—
Net loss	$(1,508.9)			$(691.6)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(1,508.9)	116.7	$(12.93)	$(691.6)	$105.1	$(6.58)

Included in the outstanding Holdings Common Stock were 0.0 million and 0.1 million of issued but unvested shares at September 26, 2024 and September 28, 2023, respectively, which are excluded from the basic Earnings Per Share (“EPS”) calculation.

Shares of Holdings Common Stock of 8.7 million and 8.9 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three and nine months ended September 26, 2024, as the effect would have been antidilutive.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Additionally, diluted EPS for the three and nine months ended September 26, 2024 excludes 0.3 and 0.2 million shares, respectively, that may be dilutive shares of Holdings Common Stock in the future but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Shares of Holdings Common Stock of 0.6 million and 0.7 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three and nine months ended September 28, 2023, as the effect would have been antidilutive. Additionally, diluted EPS for the three and nine months ended September 28, 2023 excludes 0.2 million shares that may be dilutive shares of Holdings Common Stock in the future but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.
Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	September 26, 2024	December 31, 2023
Pension	$(13.5)	$(18.7)
SERP/Retiree medical	6.5	6.8
Derivatives - foreign currency hedge	1.2	2.2
Foreign currency impact on long-term intercompany loan	(12.6)	(14.6)
Currency translation adjustment	(32.7)	(65.3)
Total accumulated other comprehensive loss	$(51.1)	$(89.6)

Amortization or settlement cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into cost of sales and selling, general and administrative on the Condensed Consolidated Statements of Operations was $0.4 and $0.7 for the three months ended September 26, 2024 and September 28, 2023, respectively, and $0.6 and ($62.7) for the nine months ended September 26, 2024 and September 28, 2023, respectively.

19.  Commitments, Contingencies and Guarantees

Litigation

On May 3, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, its former Chief Executive Officer, Tom Gentile III, and its Senior Vice President and Chief Financial Officer, Mark J. Suchinski. An Amended Complaint was filed on December 19, 2023, and a Second Amended Complaint was filed, with leave of the Court, on March 12, 2024. The lawsuit was brought on behalf of certain purchasers of securities of the Company, who allege purported misstatements and omissions concerning alleged faulty production controls and alleged quality and safety issues (the “Securities Class Action”). The specific claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and (ii) violations of Section 20(a) of the Exchange Act against the individual defendants. The plaintiffs seek monetary damages. On May 13, 2024, the Company filed a motion to dismiss. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. Accordingly, the Company is currently unable to reasonably estimate any potential loss.

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

Spirit appealed the judgment to the Appellate Court. On February 27, 2023, the Appellate Court issued an opinion reversing the District Court decision and concluding that Lawson had violated the terms of the restrictive covenant and remanded for the District Court to address whether the restrictive covenant that Lawson violated was enforceable under Kansas

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

law. On June 15, 2023, the District Court held that the restrictive covenant was enforceable as a matter of Kansas law. The District Court entered judgment in favor of Spirit on June 27, 2023. Lawson appealed the District Court’s latest decision, and this matter was argued before the Appellate Court on March 19, 2024. Spirit will continue to defend its position vigorously on appeal. A liability for the full amount of the award issued on October 19, 2021, plus accrued interest through March 28, 2023, was recognized and remains accrued in the Condensed Consolidated Balance Sheets as of December 31, 2023 and September 26, 2024.

From time to time, in the ordinary course of business, the Company receives certain requests for information from government agencies (including the Department of Justice, the SEC and the FAA, among others) in connection with their regulatory or investigational authority. The Company has received information and document requests related to the January 5, 2024 Alaska Airlines incident, the B737 MAX 9 door plug, and safety and quality processes in the B737 MAX line production. These include requests to assist the government in investigations or audits, including by the FAA, as a party representative to a National Transportation Safety Board investigation, grand jury subpoenas from the Department of Justice, and subpoenas or examination requests from the SEC and the Attorney General of the State of Texas. The Company has also received a subpoena for records and other documents relating to the production, acquisition and use of titanium and other materials or parts, where certain records and certifications provided to the Company by third parties were or have been alleged to be counterfeit. The Company reviews such requests and notices and takes appropriate action. Additionally, the Company is subject to federal and state requirements for protection of the environment, including those for disposal of hazardous waste and remediation of contaminated sites. As a result, the Company is required to participate in certain government investigations regarding environmental remediation actions. The Company is currently unable to reasonably estimate any impact arising from these incidents, including any impacts from these requests and investigations.

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

Contingencies

During the first three quarters of 2024, the Company updated its estimated cost to satisfy customer firm orders on the A350 and A220 programs. Based on these estimates, and management’s evaluation of key macroeconomic assumptions including the probability that these performance obligations would be exercised, management determined that it is probable each of these programs' performance obligations will extend beyond the period of time for which the Company has recorded forward losses. The key changes are based upon two primary factors, the change in strategic pricing conversations with our customer, Airbus, and incremental firm orders Airbus secured on the A350 and A220 programs. As a result, Company recorded incremental forward losses in the first three quarters of 2024 of $241.7 on the A350 and A220 programs for production of expected firm orders through April 2030. Additional losses beyond what has been reserved could occur if there are unexpected changes to current assumptions in macroeconomic factors relevant to the Company's cost to complete all firm orders.

Guarantees

Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $26.7 and $23.1 at September 26, 2024 and December 31, 2023, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Restricted Cash - Collateral Requirements

The Company was required to maintain $29.2 and $22.3 of restricted cash as of September 26, 2024 and December 31, 2023, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in Other assets in the Company's Condensed Consolidated Balance Sheets.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regard to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims; however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $2.3 as of September 26, 2024 and December 31, 2023. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $3.4 as of September 26, 2024 and December 31, 2023.

The following is a roll forward of the service warranty and extraordinary rework balance at September 26, 2024:

Balance, December 31, 2023	$82.7
Charges (release) to costs and expenses	5.8
Payouts	(2.1)
Exchange rate	0.2
Balance, September 26, 2024	$86.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

20.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Kansas Development Finance Authority bond	$0.8	$0.7	$2.6	$2.1
Interest income	1.2	2.4	7.8	8.0
Foreign currency (losses) gains (1)	(28.0)	12.9	(24.1)	(0.4)
(Loss) gain on foreign currency forward contract	3.0	3.8	2.9	1.7
Loss on sale of accounts receivable	(13.6)	(13.2)	(35.1)	(36.5)
Pension (expense) income (2)	4.0	1.7	11.2	(59.0)
Excise tax on pension assets reversion (3)	—	—	—	(35.9)
Other(4)	(0.4)	(1.0)	4.4	—
Total	$(33.0)	$7.3	$(30.3)	$(120.0)
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
(3) Excise tax related to the reversion of excess plan assets for the nine months ended September 28, 2023. See Note 15 Pension and Other Post-Retirement Benefits.
(4) During the first quarter of 2017, the Company entered into a financing transaction with Chase Community Equity, LLC (“Chase”) related to the purchase and installation of certain equipment at the Company’s facility in Wichita, Kansas. Chase made a capital contribution and the Company made a loan to Chase NMTC Spirit Investment Fund, LLC (“Investment Fund”) under a qualified New Markets Tax Credit program. The nine months ended September 26, 2024 includes a $5.7 gain related to the Company’s repurchase of Chase’s interest in the Investment Fund. Chase’s interest in the Investment Fund was included in Other current liabilities on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2023.

21.  Customer Financing

Included on the Company’s Condensed Consolidated Balance Sheet for the nine months ended September 26, 2024 is a liability related to the customer financing of $180.0 from Boeing received in the twelve months ended December 31, 2023. Per the terms of the amended agreement, $90.0 is payable in December 2025 and the remaining $90.0 is payable in equal $45.0 installments in December 2026 and 2027.

On April 18, 2024, the Company entered into the MOA with Boeing to provide $425.0 of cash advances, which was received in the second quarter of 2024. The MOA required payment installments of $36.6 on June 12, 2024, $89.5 on July 17, 2024, $150.6 on August 14, 2024, $134.3 on September 18, 2024, and $14.0 on October 16, 2024. On June 20, 2024, the MOA was amended such that Boeing agreed to provide an additional $40.0 of cash advances, also received in the second quarter of 2024, with the payment dates and amounts of the MOA amended to be payable in installments of a total of $129.5 in July 2024, $150.6 on August 14, 2024, $134.3 on September 18, 2024, and $50.6 on October 16, 2024. As of the date of this filing, the Company has repaid $40.0 of the MOA advances; however, the other amounts remain outstanding. We have engaged in discussion with Boeing regarding a second amendment to the MOA, but there can be no assurance that such amendment will be entered into on acceptable terms, if at all.

During the three months ended March 28, 2024, the Company received an advanced payment from Airbus of $17.0 under a term sheet agreement between Airbus Canada Limited Partnership (“Airbus Canada”) and Shorts Brothers PLC (the Company’s facilities located in Belfast, Northern Ireland), for short term funding for increased freight costs incurred in the period from January to March 2024. See also the disclosure under the heading “Airbus Term Sheet” in Note 1 Organization, Basis of Interim Presentation and Recent Developments.

On June 28, 2024, the Company entered into a Memorandum of Agreement between Airbus S.A.S. and Spirit Europe, Shorts Brothers PLC and Spirit AeroSystems North Carolina, Inc. (“Spirit North Carolina”) (the “2024 Airbus MOA”), to

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

receive $50.0 in advances related to certain program related expenditures. During the three months ended September 26, 2024, the Company received $27.4 of the advances. The remaining $22.6 was received on October 2, 2024. The 2024 Airbus MOA was amended on October 6, 2024 to include an additional $12.0 for specified expenditures. The additional $12.0 was received on October 8, 2024. Per the terms of the amended memorandum of agreement, these amounts will be forgiven upon close of the Airbus Transactions, or if earlier, repaid to Airbus on December 31, 2025.

Given these terms, $442.0 of the advances are included in the Customer financing, short-term line item and $207.4 of the advances are included in the Customer financing, long-term line item on the Company’s Condensed Consolidated Balance Sheets as of September 26, 2024.

22.  Segment Information

The Company operates in three principal segments: Commercial, Defense & Space and Aftermarket. Approximately 78% and 81% of the Company’s net revenues for the three and nine months ended September 26, 2024 came from the Company’s two largest customers, Boeing and Airbus. Boeing represents a substantial portion of the Company’s revenues across segments. Airbus represents a substantial portion of revenues in the Commercial segment. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses and research and development.

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

The Company’s Commercial segment includes design and manufacturing of forward, mid, and rear fuselage sections and systems, struts/pylons, nacelles (including thrust reversers) and related engine structural components, wings, and wing components (including flight control surfaces), as well as other miscellaneous structural parts for large commercial aircraft and/or business/regional jets. Sales from this segment are primarily to the aircraft OEMs or engine OEMs of large commercial aircraft and/or business/regional jet programs. Approximately 67% and 69% of Commercial segment net revenues came from the Company’s contracts with Boeing for the nine months ended September 26, 2024, and September 28, 2023, respectively. Approximately 26% and 24% of Commercial segment net revenues came from the Company’s contracts with Airbus for the nine months ended September 26, 2024, and September 28, 2023, respectively. The Commercial segment manufactures products at the Company’s facilities in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia. The Commercial segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

The Company’s Defense & Space segment includes design and manufacturing of fuselage, strut, nacelle, and wing aerostructures (primarily) for U.S. Government defense programs, including Boeing P-8 and KC-46 Tanker, which are commercial aircraft that are modified for military use. The segment also includes fabrication, bonding, assembly, testing tooling, processing, engineering analysis, and training on fixed wing aircraft aerostructures, missiles and hypersonics work, including solid rocket motor throats and nozzles and re-entry vehicle thermal protections systems, forward cockpit and cabin, and fuselage work on rotorcraft aerostructures. Sales from this segment are primarily to the prime contractors on various U.S. Government defense program contracts for which the Company is a sub-contractor. A significant portion of the Company’s Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. A significant portion of Defense & Space segment net revenues came from the Company’s contracts with two individual customers for the nine months ended September 26, 2024, and September 28, 2023. The Defense & Space segment manufactures products at the Company’s facilities in Wichita, KS; Tulsa, OK; Biddeford, ME; Woonsocket, RI; Belfast, Northern Ireland; and Prestwick, Scotland.

The Company’s Aftermarket segment includes design, manufacturing, and marketing of spare parts and maintenance, repair, and overhaul (“MRO”) services, repairs for flight control surfaces and nacelles, radome repairs, rotable assets, engineering services, advanced composite repair, and other repair and overhaul services. Approximately 56% and 47% of Aftermarket segment net revenues came from the Company’s contracts with a single customer for the nine months ended

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

September 26, 2024, and September 28, 2023, respectively. The Aftermarket segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Kinston, North Carolina; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; and Belfast, Northern Ireland.

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

The following table shows segment revenues and operating income (loss) for the nine months ended September 26, 2024 and September 28, 2023:

	Three Months Ended		Nine Months Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Segment Revenues
Commercial	$1,139.8	$1,136.4	$3,662.3	$3,367.9
Defense & Space	231.3	205.7	706.5	583.7
Aftermarket	99.5	96.8	296.5	283.4
	$1,470.6	$1,438.9	$4,665.3	$4,235.0
Segment Operating Income (Loss)
Commercial(1)	$(299.4)	$(82.1)	$(1,054.8)	$(200.5)
Defense & Space(2)	44.8	9.8	95.7	41.0
Aftermarket(3)	8.7	17.9	43.4	61.4
	$(245.9)	$(54.4)	$(915.7)	$(98.1)
SG&A	(93.8)	(69.2)	(258.9)	(217.2)
Research and development	(10.4)	(10.1)	(34.4)	(33.9)
Total operating loss	$(350.1)	$(133.7)	$(1,209.0)	$(349.2)

(1) The three and nine months ended September 26, 2024 includes excess capacity production costs of $65.8 and $135.0, respectively, related to the temporary B737 MAX and A220 production schedule changes, and ($0.1) and $0.7, respectively, of restructuring costs. The three and nine months ended September 28, 2023 includes $54.3 and $147.0, respectively, of excess capacity costs related to the temporary B737 MAX, A320 and A220 production schedule changes, costs of $0.8 and $7.9, respectively, related to temporary production pause, and $0.0 and $6.3, respectively, of restructuring costs.
(2) The three and nine months ended September 26, 2024 includes excess capacity production costs of $4.3 and $7.5, respectively, related to the temporary B737 production schedule changes. The three and nine months ended September 28, 2023 includes excess capacity costs of $2.1 and $5.9, respectively, related to temporary B737 production schedule changes, costs of $0.0 and $0.2, respectively, related to temporary production pause, and $0.0 and $0.9, respectively, of restructuring costs.
(3) The nine months ended September 28, 2023 includes ($2.4) of benefit related to the settlement of a contingent consideration obligation related to a prior year acquisition.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

23.  Restructuring Costs

The Company’s results of operations for the three and nine months ended September 26, 2024 includes restructuring costs related to a reduction in hourly production workforce due to high inventory levels.

Restructuring costs are presented separately as a component of operating loss on the Condensed Consolidated Statements of Operations. The total restructuring costs for the three and nine months ended September 26, 2024 were ($0.1) and $0.7, which was included in segment operating margins for the Commercial Segment.

The Company’s results of operations for the three and nine months ended September 28, 2023 includes restructuring costs related to the Voluntary Separation Program (“VSP”) that was offered to reduce structural costs by reducing indirect headcount. Participants in the VSP received a lump sum severance payment based on their years of Company service.

The total restructuring costs for the three and nine months ended September 28, 2023 were $0.0 and $7.2, respectively, of which, $6.3 was included in segment operating margins for the Commercial segment and $0.9 was included in segment operating margins for the Defense & Space segment.

24. Supplier Financing
The Company has provided certain suppliers with access to a supply chain financing program through facilities with third-party financing institutions. The Company’s suppliers’ ability to access the program is primarily dependent upon the strength of the Company’s financial condition and certain qualifying criteria. The program allows these suppliers to monetize their receivables prior to the contractual payment date, subject to payment of a discount. The capacity of the program is limited to $132.0 based on current limits with third-party financing institutions. If a supplier’s request exceeds the program limit, then it will be honored when capacity is available. Under the supply chain financing program, the Company agrees to pay the third-party financing institution the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, and suppliers have the ability to be paid from the third-party financing institution on an accelerated basis. The Company’s suppliers’ election to sell one or more of the Company’s confirmed obligations under the supply chain financing program is optional. The Company’s responsibility is limited to making payment on the terms originally negotiated with its suppliers for up to 120 days, regardless of whether the suppliers elect to sell their receivables to the third-party financing institution. Within the current population of qualified suppliers, there are no payment discounts offered or taken at any point by the financing institution or by the Company. The Company or the third-party financing institution may terminate the agreement upon at least 45 days’ notice.

The balance of confirmed obligations outstanding to suppliers who elect to participate in the supply chain financing program is included in the Company’s Accounts payable balance on the Company’s Condensed Consolidated Balance Sheets. As of September 26, 2024, the balance of confirmed obligations outstanding was $116.9, a decrease of $38.7 as compared to the balance as of December 31, 2023 of $155.6. In the comparable prior year period, confirmed obligations outstanding were $112.7 as of September 28, 2023, an increase of $10.7 over the balance as of December 31, 2022. While changes in each period typically reflect trends in purchasing levels from suppliers related to production levels during the applicable period, the decrease in the current period is primarily due to the ongoing realignment in participating suppliers and facility capacity.

25.  Acquisitions

T.E.A.M., Inc.

On November 23, 2022, Spirit AeroSystems Textiles, LLC, a fully owned subsidiary of Spirit AeroSystems, Inc. (“Spirit Textiles”) closed its purchase of substantially all of the assets and all of the liabilities of T.E.A.M., Inc., a Rhode Island corporation, which is engaged in the business of manufacturing and engineering textiles, composites, and textile and composite products, for cash consideration of $31.3. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill, which is fully allocated to the Defense & Space segment. As of December 31, 2022, the Company had preliminarily concluded, but not finalized, its assessment and purchase price allocation of the acquisition. The final fair value determination was subject to a contractual post-

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

closing working capital true-up, which the Company concluded in the three months ended March 30, 2023. The final purchase price allocation resulted in $0.6 adjustments to the assets acquired and the liabilities assumed that were recorded as of the acquisition date, which were included in the Condensed Consolidated Balance Sheet as of December 31, 2022. The adjusted assets acquired and the liabilities assumed included $8.3 of property, plant, and equipment, $1.7 of working capital, $13.5 of intangible assets and $7.7 allocated to goodwill, which is expected to be deductible for tax purposes. Operating income for the third quarters of 2023 and 2024 was immaterial and reported within the Defense & Space segment.

There were no acquisition-related expenses for the nine months ended September 26, 2024 and September 28, 2023, respectively.

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

On September 12, 2024, machinists at Boeing represented by the International Association of Machinists and Aerospace Workers (“IAM”) voted to strike after rejecting a contract offer from Boeing. The machinists commenced a strike on September 13, 2024, that was resolved on November 4, 2024, when the machinists voted to approve a new contract. On October 18, 2024, we announced a three week furlough for approximately 700 employees on programs that had reached maximum storage capacity. Even as the strike has ended, we are evaluating various additional options intended to mitigate the overall financial impact of the strike. We are currently unable to fully estimate what impact the strike will have on the Company’s near or long-term financial position, results of operations and cash flows.

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

Under the terms of the Merger Agreement, the closing of the Merger is subject to various conditions, including: (a) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Holdings Common Stock entitled to vote thereon (the “Holdings Stockholder Approval”); (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the receipt of other specified regulatory approvals (collectively, including the expiration or termination of any such waiting periods, the “Regulatory Approvals”); (c) the absence of any law or order issued by a governmental entity prohibiting the consummation of the Merger; (d) the approval for listing on the New York Stock Exchange of, and the effectiveness of a registration statement on Form S‑4 relating to, the shares of Boeing Common Stock to be issued in the Merger; (e) solely with respect to the obligations of Boeing and Merger Sub to effect the closing of the Merger, (1) the accuracy (subject to materiality qualifiers in certain cases) of the representations and warranties of Holdings contained in the Merger Agreement, (2) Holdings having performed in all material respects the obligations required to be performed by it under the Merger Agreement at or prior to the closing of the Merger, (3) the Regulatory Approvals having been obtained without the imposition of a Burdensome Condition (as defined in the Merger Agreement), (4) the absence of a Material Adverse Effect (as defined in the Merger Agreement) or any event that would reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect since the date of the Merger Agreement and (5) Holdings having completed the divestiture of certain portions of the Company’s business related to the performance by the Company of its obligations under supply contracts with Airbus SE and its affiliates (the “Spirit Airbus Business”); and (f) solely with respect to the obligation of Holdings to effect the closing of the Merger, (1) the accuracy (subject to materiality qualifiers in certain cases) of the representations and warranties of Boeing and Merger Sub contained in the Merger Agreement, (2) each of Boeing and Merger Sub having performed in all material respects the obligations required to be performed by it under the Merger Agreement at or prior to the closing of the Merger and (3) the absence of a Parent Material Adverse Effect (as defined in the Merger Agreement) or any event that would reasonably be expected to have, individually or in the aggregate, a Parent Material Adverse Effect since the date of the Merger Agreement.

The Merger Agreement includes customary representations, warranties and covenants of Holdings, Boeing and Merger Sub, including covenants restricting Holdings from soliciting alternative acquisition proposals, governing the conduct of the Company’s business during the period between the date of the Merger Agreement and completion of the Merger and relating to the parties’ efforts to consummate the Merger as promptly as reasonably practicable. The Merger Agreement includes provisions to facilitate the disposition by the Company to Airbus SE and its affiliates (“Airbus”) of the Spirit Airbus Business, as contemplated by a term sheet between Spirit and Airbus SE (the “Airbus Term Sheet”) described below under the sub-heading Airbus Term Sheet. The Merger Agreement also includes provisions, which are consistent with provisions in the Airbus Term Sheet, to facilitate the potential sale, subject to certain Boeing consent rights, by the Company to other third parties of specified assets and businesses, some of which include or comprise parts of the Spirit Airbus Business. Such specified assets and businesses include, among others, the Company’s operations in Belfast, Northern Ireland (other than the operations that are part of the Spirit Airbus Business) and Subang, Malaysia, certain of the Company’s operations in Prestwick, Scotland and the Company’s Fiber Materials, Inc. business.

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

In connection with the proposed merger, Spirit and Boeing have each received a request for additional information (“second request”) from the Federal Trade Commission as part of the regulatory review process under the HSR Act. The second request extends the waiting period imposed by the HSR Act until 30 days after Spirit and Boeing have substantially complied with the requests or the waiting period is terminated sooner by the Federal Trade Commission.

Other than transaction expenses associated with the Merger of $28.8 million and $46.8 million for the three and six months ended June 27, 2024, respectively, the Merger Agreement did not affect the Company’s consolidated financial statements for the three and six months ended June 27, 2024.

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

Under the transaction terms set forth in the Airbus Term Sheet, Airbus would acquire from Spirit and its subsidiaries the Spirit Airbus Business, excluding any portions thereof to be acquired by third parties, and cash in the amount of $559.0 million (subject to downward adjustment if the acquisition by Airbus includes the Airbus Prestwick Business) for nominal consideration of one dollar, subject to working capital and other purchase price adjustments and additional adjustments, to be agreed between the parties prior to execution and delivery of the Definitive Agreements, to reflect the fair market value of specified assets of the Spirit Airbus Business to the extent they are to be acquired by Airbus rather than third parties.

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

The Airbus Term Sheet provides that no binding agreement has been made with respect to the French aspects of the Airbus Transactions (“Airbus French Transactions”). Prior to the Company and Airbus entering into definitive agreements that are applicable to the Airbus French Transactions, Spirit and Airbus have agreed to comply with their respective information and consultation obligations with applicable employees and employee representatives. The Airbus Term Sheet also provides that the parties will complete necessary labor consultations and obtain necessary approvals from applicable unions and works councils in various jurisdictions, as may be legally required.

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

B787 Program

During the year ended December 31, 2021, the combination of production rate decreases from our customer and estimated costs of rework and engineering changes resulted in incremental forward loss charges of $153.5 million. During the year ended December 31, 2022, our estimates for further production rate decreases and build schedule changes, supply chain costs, and other costs, including costs of rework, drove additional forward loss charges of $93.5 million. During the year ended December 31, 2023, our estimates related to the impact of the IAM agreement, additional labor and supply chain cost growth drove additional forward loss charges of $93.0 million recognized through the quarter ended September 29, 2023. On October 12, 2023, we executed a Memorandum of Agreement with Boeing (the “2023 MOA”), where, among other items, we established recurring shipset price increases effective for line unit 1164 through line unit 1605 with a mutual goal of concluding good faith pricing negotiations, other interests and considerations 12 months prior to the delivery of line unit 1605, which based on the latest schedule is anticipated in March, 2028. As a result, we reversed previously recognized forward loss charges of $205.6 million and also reversed a previously recognized material right obligation of $154.6 million in the quarter ended December 31, 2023. See also Note 19, Commitments, Contingencies and Guarantees. For the nine months ended September 26, 2024, our updated estimates drove an additional $316.0 million of forward loss primarily related to schedule changes, additional labor and supply chain cost growth. Additional production rate changes, changes in cost assessments, claims, labor work stoppages, supply chain cost changes, or changes to the scope of quality issues and any associated rework, could result in an incremental loss provision.

Airbus Programs

During the year ended December 31, 2021, the A350 program recorded forward loss charges of $55.2 million related to customer driven production rate changes and quality-related costs. The A350 program recorded additional forward loss charges of $105.7 million for the year ended December 31, 2022 related to estimated quality-related costs, non-recurring engineering and tooling costs, and additional labor, freight, and other cost requirements driven by parts shortages, production and quality issues, and customer production rate changes. The A350 program recorded additional forward loss charges of $121.3 million for the year ended December 31, 2023 related to labor and production cost growth, higher supply chain costs and schedule revisions. For the nine months ended September 26, 2024, our updated estimates drove $296.8 million of incremental estimated forward loss on the A350 program, driven primarily by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, and the impact of factory performance and supply chain cost growth.

The A220 wing program recorded additional forward losses of $25 million for the year ended December 31, 2022, primarily related to the bankruptcy of a supplier and associated failure of the supplier to deliver key parts on the program. The A220 program recorded additional forward losses of $164.8 million for the year ended December 31, 2023, primarily related to higher production, labor and supply chain costs. For the nine months ended September 26, 2024, our updated estimates drove $255.9 million of incremental estimated forward loss on the A220 program, driven by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, and increased production and supply chain costs.

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

The results of our annual assessment indicated that the fair value substantially exceeded the carrying value for each reporting unit, and as a result, no impairment existed as of the annual assessment date during the fourth quarter of 2023. Further, we have not identified any indications of impairment that would prompt an interim impairment assessment for the quarter ended September 26, 2024.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Nine Months Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
	($ in millions)		($ in millions)
Net revenues	$1,470.6	$1,438.9	$4,665.3	$4,235.0
Cost of sales	1,716.6	1,492.5	5,580.3	4,320.2
Gross loss	(246.0)	(53.6)	(915.0)	(85.2)
Selling, general and administrative	93.8	69.2	258.9	217.2
Restructuring costs	(0.1)	—	0.7	7.2
Research and development	10.4	10.1	34.4	33.9
Other operating expense	—	0.8	—	5.7
Operating loss	(350.1)	(133.7)	(1,209.0)	(349.2)
Interest expense and financing fee amortization	(90.8)	(75.1)	(253.3)	(221.1)
Other (expense) income, net	(33.0)	7.3	(30.3)	(120.0)
Loss before income taxes and equity in net income (loss) of affiliates	(473.9)	(201.5)	(1,492.6)	(690.3)
Income tax provision	(2.8)	(2.4)	(15.9)	(1.1)
Loss before equity in net income (loss) of affiliates	(476.7)	(203.9)	(1,508.5)	(691.4)
Equity in net income (loss) of affiliates	0.1	—	0.2	(0.2)
Net loss	$(476.6)	$(203.9)	$(1,508.3)	$(691.6)

Comparative shipset deliveries by model were as follows(1):

	Three Months Ended		Nine Months Ended
Model	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
B737	64	83	135	252
B767	6	7	20	24
B777	9	9	25	23
B787	9	9	36	25
Total Boeing	88	108	216	324
A220	19	16	56	43
A320 Family	135	129	467	423
A330	11	8	27	26
A350	13	12	44	37
Total Airbus	178	165	594	529
Total Business and Regional Jets	66	59	165	167
Total	332	332	975	1,020

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

Net revenues by prime customer were as follows:

	Three Months Ended		Nine Months Ended
Prime Customer	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
	($ in millions)		($ in millions)
Boeing	$850.7	$883.9	$2,801.6	$2,640.6
Airbus	299.8	274.5	954.0	816.8
Other	320.1	280.5	909.7	777.6
Total net revenues	$1,470.6	$1,438.9	$4,665.3	$4,235.0

Changes in Estimates

During the third quarter of 2024, we recognized unfavorable changes in estimates of $242.9 million, which included net forward loss charges of $217.2 million, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2024 of $25.7 million. The forward losses in the third quarter were primarily driven by current production performance, and supply chain cost growth on the A350 and A220 programs, additional labor and supply chain cost growth on the B787 program, and increased costs related to factory performance on the B767 program. The unfavorable cumulative catch-up adjustments primarily relate to increased production costs associated with changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS on the B737 program and schedule changes and increased production costs on the B777 program. This change in business process for the B737 units has delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. Additionally, we are maintaining a higher cost profile for a planned rate increase that has now been delayed because of the production rate limitations on the B737 program, and production cost overruns on the A320 program. As referenced above, we utilize a periodic forecasting process to assess the progress and performance of our programs. We may continue to experience forward losses in the future as a result of production schedule impacts from our customers, increases in costs related to persistent inflation, or other factors resulting in cost estimates higher than our original forecast.

During the same period in the prior year, we recognized total unfavorable changes in estimates of $165.1 million, which included net forward loss charges of $101.1 million, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2023 of $64.0 million.

Three Months Ended September 26, 2024 as Compared to Three Months Ended September 28, 2023

Revenue.  Net revenue for the three months ended September 26, 2024 was $1,470.6 million, an increase of $31.7 million, or 2.2%, compared to net revenue of $1,438.9 million for the same period in the prior year. The increase in revenue was primarily driven by increased Commercial production across most programs partially offset by lower B737 production volume, and increased Defense & Space production. Approximately 78% and 81% of Spirit’s net revenues for the third quarter of 2024 and 2023, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing decreased to 88 shipsets during the third quarter of 2024, compared to 108 shipsets delivered in the same period of the prior year, primarily driven by delivery delays caused by increased quality and final inspection measures undertaken by Boeing. Total deliveries to Airbus increased to 178 shipsets during the third quarter of 2024, compared to 165 shipsets delivered in the same period of the prior year, primarily driven by increases in A320, A220 and A350 deliveries. Deliveries for business/regional jet components increased to 66 shipsets delivered during the third quarter of 2024, compared to 59 shipsets delivered in the same period of the prior year. In total, deliveries were flat at 332 shipsets during the third quarter of 2024, compared to 332 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit.  Gross loss was ($246.0) million for the three months ended September 26, 2024, compared to gross loss of ($53.6) million for the same period in the prior year. The increase in loss from the prior year period was primarily driven by higher excess capacity costs and higher forward losses, as detailed below. In the third quarter of 2024, we recognized $70.1 million of excess capacity production costs driven by cost overruns and production schedule changes on B737 MAX and A220 programs, compared to excess capacity cost of $56.4 million in the same period of the prior year. In the third quarter of 2024, we recognized $25.7 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2024, and $217.2 million of net forward loss charges. As mentioned in the Note 3 Changes in Estimates to our condensed consolidated financial statements included in Part I of this Quarterly Report, the forward losses recorded in the third quarter of 2024 were primarily driven by current production performance, and supply chain cost growth on the A350 and A220 programs, additional labor and supply chain cost growth on the B787 program, and increased costs related to factory performance on the B767 program. In the third quarter of 2023, we recorded $64.0 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2023, and $101.1 million of net forward loss charges primarily driven by labor and production cost growth on the A350 program, additional labor and supply chain cost growth on the B787 program, increased factory performance and supply chain costs on the B767 program, and production costs incurred including the impact of the International Association of Machinists and Aerospace Workers (“IAM”) agreement on the Sikorsky CH-53K program.

SG&A and Research and Development.  Current period SG&A was higher than in the prior year period by $24.6 million, primarily due to increased purchased services for merger related activities and certain employee retention-related expenditures outlined in the Merger Agreement of $5.4 million. Research and development expenses were essentially flat for the three months ended September 26, 2024, as compared to the same period in the prior year.

Operating (Loss) Income.  Operating loss for the three months ended September 26, 2024 was ($350.1) million, an increase of $216.4 million, compared to operating loss of ($133.7) million for the same period in the prior year. The variance reflects the higher excess capacity costs and higher forward losses detailed above.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended September 26, 2024 increased $15.7 million compared to the same period in the prior year, driven by the higher interest rate on the Second Lien 2030 Notes compared to the refinanced Second Lien 2025 Notes, the addition of the Exchangeable Senior Notes and the addition of the Bridge Credit Agreement. The three months ended September 26, 2024 includes $81.2 million of interest and fees paid or accrued in connection with long-term debt and $6.5 million in amortization of deferred financing costs and original issue discount, compared to $70.1 million of interest and fees paid or accrued in connection with long-term debt and $2.9 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. See also Note 14 Debt to our condensed consolidated financial statements included in Part I of this Quarterly Report.

Other Income (Expense), net. Other expense, net for the three months ended September 26, 2024 was ($33.0) million, compared to other income of $7.3 million for the same period in the prior year, a decrease in income of $40.3 million. The decrease in other income was primarily due to foreign currency losses of ($28.0) million recognized in the current period, versus gains of $12.9 million in the same period of the prior year.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of September 26, 2024. The net valuation allowance was increased by $84.4 million in the U.S. and by $33.2 million in the U.K. for the three months ended September 26, 2024.

The income tax provision for the three months ended September 26, 2024 includes $0.1 million for federal taxes, $2.6 million for state taxes and $0.1 million for foreign taxes. The income tax provision for the three months ended September 28, 2023 includes ($6.7) million for federal taxes, $3.7 million for state taxes and $5.4 million for foreign taxes. The effective tax rate for the three months ended September 26, 2024 is (0.60%) as compared to (1.19%) for the same period in 2023. As we are reporting a pre-tax loss for the three months ended September 26, 2024, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

The decrease from the U.S. statutory tax rate is attributable primarily to valuation allowances on deferred tax assets.

Merger Agreement. Other than transaction expenses associated with the Merger of $28.8 million, the Merger Agreement did not affect the Company’s consolidated financial statements for the three months ended September 26, 2024.

Segments.  The following table shows segment revenues and operating loss for the three months ended September 26, 2024 and September 28, 2023:

	Three Months Ended
	September 26, 2024	September 28, 2023
	($ in millions)
Segment Revenues
Commercial	$1,139.8	$1,136.4
Defense & Space	231.3	205.7
Aftermarket	99.5	96.8
	$1,470.6	$1,438.9
Segment Operating Income (Loss)
Commercial	$(299.4)	$(82.1)
Defense & Space	44.8	9.8
Aftermarket	8.7	17.9
	$(245.9)	$(54.4)
SG&A	(93.8)	(69.2)
Research and development	(10.4)	(10.1)
Total operating loss	$(350.1)	$(133.7)

Commercial segment, Defense & Space segment, and Aftermarket segment represented approximately 78%, 16%, and 7%, respectively, of our net revenues for the three months ended September 26, 2024 and approximately 79%, 14%, and 7%, respectively, of our net revenues for the three months ended September 28, 2023.

Commercial segment.  Commercial segment net revenues for the three months ended September 26, 2024 were $1,139.8 million, an increase of $3.4 million, or 0%, compared to the same period in the prior year. The increase in revenues was primarily driven by higher production across most programs, partially offset by lower production volume on the B737 program.

Commercial segment operating margins were (26%) for the three months ended September 26, 2024, compared to (7%) for the same period in the prior year. The decrease in margin for the three months ended September 26, 2024, as compared to the prior year period, was primarily due to higher unfavorable changes in estimates recorded in the current period. In the third quarter of 2024, the segment recorded unfavorable cumulative catch-up adjustments of $37.5 million and net forward loss charges of $212.9 million. In comparison, during the third quarter of 2023, the segment recorded unfavorable cumulative catch-

up adjustments of $59.1 million and net forward loss charges of $86.5 million. For the three months ended September 26, 2024, the Commercial segment included $65.8 million of excess capacity production costs and restructuring costs of ($0.1) million, compared with excess capacity costs of $54.3 million, costs of $0.8 million related to temporary production pause, and restructuring costs of $0.0 million for the same period in the prior year.

Defense & Space segment. Defense & Space segment net revenues for the three months ended September 26, 2024 were $231.3 million, an increase of $25.6 million, or 12%, compared to the same period in the prior year. The variance from the prior year period includes the impact of additional revenues from higher activity on development programs, higher production on the Sikorsky CH-53K and progress on classified programs partially offset by decreased revenue on P-8 units under the Boeing B737 program, the contracts for which include units produced for the Boeing P-8 program that are accounted for in the Defense & Space segment. Additionally, we recognized non-recurring revenues on the FLRAA program associated with Spirit’s closeout of the program.

Defense & Space segment operating margins increased to 19% for the three months ended September 26, 2024, compared to 5% for the same period in the prior year. The increase in margin over the prior year period was primarily due to higher revenues and margin on Sikorsky CH-53K and classified programs, as well as the non-recurring revenues mentioned above, partially offset by increased costs on the Boeing P-8 program resulting from the impacts of Boeing’s changes to the quality inspection process and schedule changes. For the three months ended September 26, 2024 the Defense & Space segment included $4.3 million of excess capacity production costs and restructuring costs of $0.0 million, compared with compared with excess capacity costs of $2.1 million. The segment recorded favorable cumulative catch-up adjustments of $11.8 million for the three months ended September 26, 2024. The segment recorded net forward loss charges of $4.3 million for the three months ended September 26, 2024. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $4.9 million and net forward loss charges of $14.6 million.

Aftermarket segment.  Aftermarket segment net revenues for the three months ended September 26, 2024 were $99.5 million, an increase of $2.7 million, or 3%, compared to the same period in the prior year. Aftermarket segment operating margins were 9% for the three months ended September 26, 2024, compared to 18% for the same period in the prior year. The decrease in margins was driven primarily by increased spares volume.

Nine Months Ended September 26, 2024 as Compared to Nine Months Ended September 28, 2023

Revenue. Net revenue for the nine months ended September 26, 2024 was $4,665.3 million, an increase of $430.3 million, or 10.2%, compared to net revenue of $4,235.0 million in the same period in the prior year. The increase in revenue was primarily driven by increased Boeing and Airbus production, and increased Defense & Space production. Approximately 81% and 82% of the Company’s net revenues for the nine months ended September 26, 2024 and September 28, 2023, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing decreased to 216 shipsets during the nine months ended September 26, 2024, compared to 324 shipsets delivered in the same period in the prior year, primarily driven by delivery delays caused by increased quality and final inspection measures undertaken by Boeing. Total deliveries to Airbus increased to 594 shipsets during the nine months ended September 26, 2024, compared to 529 shipsets delivered in the same period in the prior year, primarily driven by increases in A320, A220 and A350 deliveries. Deliveries for business/regional jet components decreased to 165 shipsets during the nine months ended September 26, 2024, compared to 167 deliveries in the same period in the prior year. In total, deliveries decreased to 975 shipsets during the nine months ended September 26, 2024, compared to 1,020 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit. Gross loss was ($915.0) million for the nine months ended September 26, 2024, compared to gross loss of ($85.2) million for the same period in the prior year. The increase in loss over the same period of the prior year was primarily driven by higher unfavorable cumulative catch-up adjustments and higher forward losses, as detailed below. In the nine months ended September 26, 2024, we recognized $142.5 million of excess capacity production costs driven by cost overruns and production schedule changes on B737 MAX and A220 programs, compared to excess capacity production costs of $152.9 million in the same period of the prior year. In the nine months ended September 26, 2024, the Company recognized $78.1 million of unfavorable cumulative catch-up adjustments related to periods prior to the nine months ended September 26, 2024, and $926.1 million of net forward loss charges. The forward losses recorded in the period were primarily driven by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, current production performance, and supply chain cost growth on the A350 and A220 programs, schedule changes, additional labor and supply chain cost growth on the B787 program, and increased costs related to factory performance and supply chain cost growth on the B767 program. In the nine months ended September 28, 2023, the Company recorded $49.4 million of unfavorable cumulative catch-up adjustments related to periods prior to the nine months ended September 28, 2023, and $315.8 million of net forward loss charges. The forward losses recorded in the nine months ended September 28, 2023 were primarily driven by labor and production cost growth, higher supply chain costs, and schedule revisions on the A350 program and additional labor, the impact of the IAM agreement and supply chain cost growth on the B787 program, increased factory performance and supply chain costs on the B767 program, and production costs incurred including the impact of the IAM agreement on the Sikorsky CH-53K program. The total gross loss impact related to the IAM agreement in the nine months ended September 28, 2023 was $35.6 million.

SG&A and Research and Development. SG&A expense was $41.7 million higher for the nine months ended September 26, 2024, compared to the same period in the prior year. The variance was driven by increased purchased services for merger related activities and certain employee retention-related expenditures outlined in the Merger Agreement of $5.4 million. Greater research and development activity drove research and development expense $0.5 million higher for the nine months ended September 26, 2024, compared to the same period in the prior year.

Restructuring Costs. Restructuring costs of $0.7 million were recorded for the nine months ended September 26, 2024, driven by a reduction in hourly production workforce in an effort to align the workforce to current production rates. Restructuring costs of $7.2 million were recorded during the nine months ended September 28, 2023, driven by the results of the voluntary separation program.

Operating (Loss) Income. Operating loss for the nine months ended September 26, 2024 was ($1,209.0) million, an increase of $859.8, compared to the operating loss of ($349.2) million for the same period in the prior year. The increase reflects higher unfavorable cumulative catch-up adjustments and higher forward losses detailed above.

Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the nine months ended September 26, 2024 increased $32.2 million compared to the same period of the prior year, driven by the higher interest rate on the Second Lien 2030 Notes compared to the refinanced Second Lien 2025 Notes, the addition of the Exchangeable Senior Notes, and the addition of the Bridge Credit Agreement. The nine months ended September 26, 2024 includes $231.1 million of interest and fees paid or accrued in connection with long-term debt and $12.2 million in amortization of deferred financing costs and original issue discount, compared to $208.0 million of interest and fees paid or accrued in connection with long-term debt and $8.6 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. See also Note 14 Debt.

Other Income (Expense), net. Other expense for the nine months ended September 26, 2024 was ($30.3) million, compared to other expense of ($120.0) million for the same period in the prior year. The decrease in other expense was primarily due to net pension related income in the current year period of $11.2 million versus net pension related expense of ($59.0) million in the prior year period as well as excise tax expense of ($35.9) million in the prior year period. In addition, we recorded higher foreign currency losses of ($24.1) million recognized in the current period, versus losses of ($0.4) million in the same period of the prior year. The respective pension expense value for 2023 was driven by special accounting impacts related to pension plan termination activities. See also Note 15 Pension and Other Post-Retirement Benefits to our condensed consolidated financial statements included in Part I of this Quarterly Report.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing asset and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management's opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of September 26, 2024. The net valuation allowance increased by $255.4 million in the U.S. and by $118.9 million in the U.K. for the nine months ended September 26, 2024.

The income tax provision for the nine months ended September 26, 2024 includes $2.5 million for federal taxes, $2.0 million for state taxes, and $11.4 million for foreign taxes. The income tax provision for the nine months ended September 28, 2023 includes ($10.9) million for federal taxes, $1.1 million for state taxes, and $10.9 million for foreign taxes. The effective tax rate for the nine months ended September 26, 2024 is (1.07%) as compared to the (0.16%) for the same period in the prior year. As we are reporting a pre-tax loss for the nine months ended September 26, 2024, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

The decrease from the U.S. statutory rate is attributable primarily to valuation allowances on deferred tax assets.

Merger Agreement. Other than transaction expenses associated with the Merger of $46.8 million, the Merger Agreement did not affect the Company’s consolidated financial statements for the nine months ended September 26, 2024.

Segments. The following table shows segment revenues and operating loss for the nine months ended September 26, 2024 and September 28, 2023:

	Nine Months Ended
	September 26, 2024	September 28, 2023
	($ in millions)
Segment Revenues
Commercial	$3,662.3	$3,367.9
Defense & Space	706.5	583.7
Aftermarket	296.5	283.4
	$4,665.3	$4,235.0
Segment Operating Income (Loss)
Commercial	$(1,054.8)	$(200.5)
Defense & Space	95.7	41.0
Aftermarket	43.4	61.4
	$(915.7)	$(98.1)
SG&A	(258.9)	(217.2)
Research and development	(34.4)	(33.9)
Total operating loss	$(1,209.0)	$(349.2)

Commercial segment, Defense & Space segment, and Aftermarket segment represented approximately 79%, 15%, and 6%, respectively, of our net revenues for the nine months ended September 26, 2024, and approximately 80%, 14%, and 7%, respectively, of our net revenues for the nine months ended September 28, 2023.

Commercial segment. Commercial segment net revenues for the nine months ended September 26, 2024 were $3,662.3 million, an increase of $294.4 million, or 9%, compared to the same period in the prior year. The increase in revenues was primarily driven by increased Boeing and Airbus production in the current period.

Commercial segment operating margins were (29%) for the nine months ended September 26, 2024, compared to (6%) for the same period in the prior year. The decrease in margin, compared to the same period in the prior year, was driven by higher unfavorable changes in estimates recorded in the current period. For the nine months ended September 26, 2024, the Commercial segment includes $135.0 million of excess capacity production costs and $0.7 million of restructuring costs, compared with excess capacity production costs of $147.0 million, costs of $7.9 million related to temporary production pause, and $6.3 million of restructuring costs for the same period in the prior year. For the nine months ended September 26, 2024, the segment recorded unfavorable cumulative catch-up adjustments of $89.0 million and net forward loss charges of $918.9 million. In comparison, for the nine months ended September 28, 2023, the segment recorded unfavorable cumulative catch-up adjustments of $40.7 million and net forward loss charges of $298.3 million.

Defense & Space. Defense & Space segment net revenues for the nine months ended September 26, 2024 were $706.5 million, an increase of $122.8 million, or 21%, compared to the same period in the prior year. The increase in revenues from the prior year period includes the impact of additional revenues from higher activity on development programs, higher production on the Sikorsky CH-53K and FLRAA programs and progress on classified programs partially offset by decreased production of P-8 units under the Boeing B737 program, the contracts for which include units produced for the Boeing P-8 program that are accounted for in the Defense & Space segment. Additionally, we recognized non-recurring revenues on the FLRAA program associated with Spirit’s closeout of the program.

Defense & Space segment operating margins were 14% for the nine months ended September 26, 2024, compared to 7% for the same period in the prior year. The increase in margin, compared to the same period in the prior year, was primarily due to higher revenues and margin on the Sikorsky CH-53K program and classified programs, as well as the non-recurring revenues mentioned above, partially offset by increased costs on the Boeing P-8 program resulting from the impacts of Boeing’s changes to the quality inspection process and schedule changes. For the nine months ended September 26, 2024, the Defense & Space segment includes $7.5 million of excess capacity production costs, compared with excess capacity production costs of $5.9 million, costs of 0.2 million related to temporary production pause, and $0.9 million of restructuring costs for the same period in the prior year. For the nine months ended September 26, 2024, the segment recorded favorable cumulative catch-up adjustments of $10.9 million and net forward loss charges of $7.2 million. In comparison, for the nine months ended September 28, 2023, the segment recorded unfavorable cumulative catch-up adjustments of $8.7 million and net forward loss charges of $17.5 million.

Aftermarket. Aftermarket segment net revenues for the nine months ended September 26, 2024 were $296.5 million, an increase of $13.1 million, or 5%, compared to the same period in the prior year. Aftermarket segment operating margins were 15% for the nine months ended September 26, 2024, compared to 22% for the same period in the prior year. The decrease in margin, compared to the same period in the prior year, was primarily driven by increased spares volume and lower MRO activity. For the nine months ended September 28, 2023, the Aftermarket segment included $2.4 of benefit from the settlement of a contingent consideration obligation related to a prior year acquisition.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal sources of liquidity are operating cash flows from continuing operations and borrowings to finance our business operations.

These condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (GAAP) on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. We have incurred net losses of $1,508.9 million, $616.2 million, $545.7 million, and $540.8 million, for the nine months ended September 26, 2024, and the years ended December 31, 2023, 2022, and 2021, respectively, and cash used in operating activities of $1,257.5 million, $225.8 million, $394.6 million, and $63.2 million, respectively for the same periods. As of September 26, 2024, our debt balance was $4,402.6 million, including $426.2 million of debt classified as short-term. Our cash and cash equivalents were $217.6 million and $823.5 million as of September 26, 2024, and December 31, 2023, respectively. The Company will require additional liquidity to continue its operations over the next 12 months.

Further, certain changes made to the production and delivery process implemented by Boeing have had an immediate impact on our results of operations and cash flows. On March 2, 2024, Boeing announced they would no longer accept deliveries of product that required out of sequence assembly or incremental quality re-work. As a result, we have experienced higher levels of inventory and contract assets and lower operational cash flows due to the inability to physically ship and invoice end items to Boeing in a timeframe aligned with production activities. Additionally, during late 2023 we were preparing our production line to accommodate an expected increase in production rates for 2024 and beyond. Boeing’s ability to increase production rates is governed by the FAA, and the production rates which were anticipated are now limited. During the quarter ended September 26, 2024, the Company continued to experience delays and realized higher than anticipated costs with respect to these production and delivery processes, and anticipates that some level of higher costs will continue in the future.

On April 18, 2024, we entered into a Memorandum of Agreement (“MOA”) with Boeing, where Boeing advanced $425.0 million to us to support our liquidity. This MOA was amended on June 20, 2024, to increase the advance by an additional $40.0 million and to revise certain repayment amounts and extend near-term repayment dates. As of the date of this filing, we have repaid $40.0 million of the MOA advances; however, the other amounts remain outstanding. We have engaged in discussion with Boeing regarding a second amendment to the MOA, but there can be no assurance that such amendment will be entered into on acceptable terms, if at all. While we made consistent progress in the expected amount of time required to execute the new production and delivery processes highlighted above in the third quarter ended September 26, 2024, we experienced continued delay in delivering the expected number of units to Boeing. Additionally, we experienced higher costs than anticipated to execute the processes identified above and anticipates that some level of higher costs will continue in the future.

On October 18, 2024, we announced a 21-day furlough, effective October 27, 2024, for approximately 700 employees working on the B767 and B777 programs in response to the strike by Boeing employees as we have reached maximum storage capacity on the B767 and B777 programs. Our ability to align our costs, including both internal and supply chain related spending, to react to unexpected changes in customer-determined production rates has and will likely continue to have a material impact on our results of operations and cash flows. Our liquidity has been impacted by higher levels of inventory and contract assets, lower operational cash flows due to a decrease in expected deliveries to Boeing, higher factory costs to maintain rate readiness (attributed to product quality verification process enhancements, including moving such processes from Renton,

Washington, to Wichita, Kansas), Boeing no longer allowing for traveled work on the B737 fuselage to its factories, the strike by Boeing employees, and the limitations on Boeing increasing production rates. Based upon expected production volumes and deliveries, the terms of this advance require installments be repaid through October 2024, which have been deferred.

Additionally, we were in negotiations with Airbus related to pricing adjustments on the A220 and A350 programs during 2023 and continuing into 2024 with a goal of completing those negotiations in early 2024. As a result of the announcement on March 1, 2024, that we were engaged in discussions with Boeing about a possible acquisition of the Company by Boeing, there was a shift in the strategic discussions with Airbus relevant to pricing adjustments on the A220 and A350 programs, most recently with a focus toward customer advances and other accommodations.

These developments in 2024 resulted in a significant reduction in projected revenue and operating cash flows over the next twelve months. Additionally, although the advances received in 2024 have provided essential operational liquidity, there can be no assurance that we will be able to obtain additional advances from our customers, repay current advances on the specified due dates, renegotiate the due date or otherwise obtain additional liquidity as needed under acceptable terms or at all. We will need to obtain additional funding to sustain operations, as we expect to continue generating operating losses for the foreseeable future. Accordingly, substantial doubt about the Company’s ability to continue as a going concern exists.

As of November 5, 2024, management has developed a plan designed to improve liquidity in response to the developments highlighted above. These plans are dependent upon many factors, including, among other things, the outcomes of active discussions related to the timing or amounts of repayment for certain customer advances, the timing and expected proceeds received from certain divestitures and the expected timing and outcome of the Merger Agreement and Term Sheet announced June 30, 2024, achieving anticipated B737 deliveries, and the timing, resolution, and ultimate impact of the strike by Boeing employees. Management is also evaluating additional strategies intended to improve liquidity to support operations, including, but not limited to, additional customer advances, issuing securities or debt financing subject to any contractual limitations and conditions, including in the Merger Agreement, and restructuring of operations in an effort to increase efficiency and decrease expenses, which may include layoffs or additional furloughs. However, there can be no assurance that these plans or strategies will sufficiently improve our liquidity needs or that we will otherwise realize the anticipated benefits. For additional information, please see Part II, Item 1A. Risk Factors, “We have incurred significant operating losses in the last few years and have identified conditions or events that raise substantial doubt about our ability to continue as a going concern” in this Quarterly Report on Form 10-Q.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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
The amended MOA requires a repayment of a total of $129.5 million in July 2024, $150.6 million on August 14, 2024, $134.3 million on September 18, 2024, and $50.6 million on October 16, 2024. Our repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) we fail to make any repayment in full on the applicable Repayment Date, (ii) we fail to submit a satisfactory written confirmation that we are able to and intend to make the required repayment thirty days prior to each Repayment Date, as required under the agreement, (iii) we repudiate any performance obligation under the agreement or certain of the our existing agreements with Boeing, (iv) there occurs, either as to Spirit, Spirit Holdings or any of their respective subsidiaries, any of the events of default

(generally relating to insolvency, reorganization, liquidation or similar proceedings, or to business suspension, dissolution or winding-up) described in specified provisions of our existing agreements with Boeing, then all amounts of the advances from the MOA that remain outstanding to Boeing pursuant to the repayment provisions of the MOA as of such time will become immediately due and payable. These advances have been accounted for as financing cash flows. As of the date of this filing, we have repaid $40.0 million of the MOA advances; however, the other amounts remain outstanding. We are in discussion with Boeing regarding a second amendment to the MOA, but there can be no assurance that such amendment will be entered into on acceptable terms, if at all.

During the three months ended September 26, 2024, we received an advance payment from Airbus of $27.4 under a Memorandum of Agreement between Airbus S.A.S. and Spirit Europe, Shorts Brothers PLC and Spirit AeroSystems North Carolina, Inc (“Spirit North Carolina”), for up to $50.0 million related to certain program related expenditures. The remaining $22.6 million was received on October 2, 2024. This memorandum of agreement was amended on October 6, 2024 to include an additional $12.0 million for specified expenditures. This amount was received on October 8, 2024. Per the terms of the amended memorandum of agreement, these amounts will be forgiven upon close of the Airbus Transactions, or if earlier, repaid to Airbus on December 31, 2025.

During the quarter ended March 28, 2024, we received an advance payment from Airbus of $17.0 million under a term sheet agreement between Airbus Canada Limited Partnership (“Airbus Canada”) and Shorts Brothers PLC (our facilities located in Belfast, Northern Ireland), for short term funding for increased freight costs incurred in the period from January to March 2024. The full amount of the advance is to be repaid per the terms of the Airbus Term Sheet.

During the quarter ended June 29, 2023, we received cash advances of $180.0 million from Boeing related to a memorandum of agreement with Boeing executed on April 28, 2023. Per the terms of the amended memorandum of agreement, $90.0 million is payable in December 2025 and the remaining $90.0 million is payable in equal $45.0 million installments in December 2026 and 2027. Our repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) we fail to make any repayment in full on the applicable Repayment Date, (ii) we fail to submit a satisfactory written confirmation that we are able to and intend to make the required repayment thirty days prior to each Repayment Date, as required under the agreement, or (iii) we repudiate any performance obligation under the agreement or certain of our existing agreements with Boeing. Boeing will have the right to set off any unpaid amount due and payable under the memorandum of agreement from any amount owed to Boeing under any other agreement between the parties. As of September 26, 2024, the $180.0 million is reflected in the Customer financing, long-term line item on the Condensed Consolidated Balance Sheets. Based on the specific terms and conditions within the final agreement, the $180.0 million receipt was shown as a financing cash flow during the twelve months ended December 31, 2023, while the future repayment of the Boeing advances will be reflected as usage of financing cash flow. See Note 21 Customer Financing to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

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

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of September 26, 2024, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $172.8 million.

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

However, certain changes made to the production and delivery process implemented by Boeing have had an immediate impact to our results of operations and cash flows. On March 2, 2024, Boeing announced they would no longer accept deliveries of product that required out of sequence assembly or incremental quality re-work. A new product verification process has been implemented by Boeing at our factory in Wichita, KS. As a result, we have experienced higher levels of inventory and contract assets and lower operational cash flows due to the inability to physically ship and invoice end items to Boeing. Additionally, during late 2023 we began preparing our production line to accommodate an expected increase in production rates that has now been delayed due to the limitation on Boeing increasing its production rates. Our ability to align our factory costs, which include both internal and supply chain related spending to react to unexpected changes in customer-determined production rates, is expected to have a material impact on our results of operations and cash flows throughout 2024.

Sales of Trade Accounts Receivable

We have agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third-party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with us, and they continue to allow us to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s, Airbus’s, and Rolls-Royce’s financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing, Airbus, or Rolls-Royce due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues, which could have an adverse impact upon our operating results, financial condition, and cash flows. For the nine months ended September 26, 2024, $2,569.4 million of accounts receivable were sold via these arrangements.

Cash Flows

The following table provides a summary of our cash flows for the nine months ended September 26, 2024 and September 28, 2023:

	For the Nine Months Ended
	September 26, 2024	September 28, 2023
	($ in millions)
Net cash used in operating activities	$(1,257.5)	$(339.5)
Net cash used in investing activities	(106.7)	(76.5)
Net cash provided by financing activities	764.8	134.1
Effect of exchange rate change on cash and cash equivalents	0.3	—
Net decrease in cash, cash equivalents, and restricted cash for the period	(599.1)	(281.9)
Cash, cash equivalents, and restricted cash beginning of period	845.9	678.4
Cash, cash equivalents, and restricted cash, end of period	$246.8	$396.5

 Nine Months Ended September 26, 2024 as Compared to Nine Months Ended September 28, 2023

Operating Activities. For the nine months ended September 26, 2024, we had a net cash outflow of $1,257.5 million from operating activities, an increase in net cash outflow of $918.0 million compared to a net cash outflow of $339.5 million for the same period in the prior year. The increase in net cash outflow, period over period, primarily represents the buildup of contract assets and inventory due to the significant reduction in shipments of Boeing end items due to changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process has delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. Additionally, the prior year first quarter was impacted by the excess pension plan asset reversion as discussed in Note 15 Pension and Other Post-Retirement Benefits to our condensed consolidated financial statements included in Part I of this Quarterly Report.

Investing Activities. For the nine months ended September 26, 2024, we had a net cash outflow of $106.7 million for investing activities, an increase in net cash outflow of $30.2 million compared to a net cash outflow of $76.5 million for the same period in the prior year. The cash outflows for investing activities in both periods was driven by capital expenditures.

Financing Activities. For the nine months ended September 26, 2024, we had a net cash inflow of $764.8 million for financing activities, an increase in net cash inflow of $630.7 million, compared to a net cash inflow of $134.1 million for the same period in the prior year. The increase in net cash inflow was primarily driven by $245.0 million of increased receipts of Boeing advances and $350.0 million of borrowings under the Bridge Credit Agreement in the current year. During the nine month periods ended September 26, 2024 and September 28, 2023, we did not pay any dividends. There were no repurchases of Holdings Common Stock under our share repurchase program during either the nine months ended September 26, 2024 or September 28, 2023.

Pension and Other Post-Retirement Benefit Obligations

Effective October 1, 2021, we spun off a portion of the existing Pension Value Plan (“PVP A”), to a new plan called PVP B (“PVP B”). As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At September 26, 2024 and December 31, 2023, an excess pension plan asset reversion of $48.2 million and $61.1 million, respectively, is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over five years as they are distributed to employees under a qualified benefit program.

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

Our U.S. pension plan remained fully funded at September 26, 2024. Our plan investments are broadly diversified, and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 15 Pension and Other Post-Retirement Benefits to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information on the Company’s pension plans. Other than the reversion of excess plan assets noted above, which was accounted for as a negative contribution, the Company’s expected contributions for the current year have not significantly changed from those described in the Company’s 2023 Form 10-K. The Shorts’ Pension has been in a deficit position during recent years, and there is a risk that additional contributions will be required from the trustees or the U.K. Pension Regulator as described under Part I, Item 1A. “Risk Factors” of our 2023 Form 10-K.

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into a series of currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling at our operations located in Belfast, Northern Ireland. All outstanding foreign currency forward contracts were settled in August 2024. Since the forecasted transactions remain probable of occurring, the changes in the fair value of cash flow hedges recorded in AOCI will be recognized in earnings in the period in which the forecasted transactions impact earnings. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the forecasted transactions impact earnings. The gain recognized in AOCI was $1.5 million for the nine months ended September 26, 2024. Within the next 12 months, the Company expects to recognize a gain of $1.6 million in earnings related to the foreign currency forward contracts.

See Note 13 Derivative and Hedging Activities to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Debt and Other Financing Arrangements

As of September 26, 2024, the outstanding balance of the senior secured Term Loan B Credit Agreement was $583.6 million and the carrying value was $571.8 million.

As of September 26, 2024, the outstanding balance of the Exchangeable 2028 Notes was $230.0 million and the carrying value was $223.2 million.

As of September 26, 2024, the outstanding balance of the 2026 Notes and 2028 Notes was $300.0 million and $700.0 million, respectively, and the carrying value was $299.4 million and $697.1 million, respectively.

As of September 26, 2024, the outstanding balance of the 2025 Notes, First Lien 2029 Notes, and Second Lien 2030 Notes was $20.8 million, $900.0 million, and $1,200.0 million, respectively, and the carrying value was $20.8 million, $889.5 million, and $1,181.4 million, respectively.

On June 30, 2024, we entered into a Delayed-Draw Bridge Credit Agreement (the “Bridge Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as lender, as administrative agent and as collateral agent, which provides for a senior secured delayed-draw bridge term loan facility in an aggregate principal amount of $350.0 million. On July 18, 2024, August 15, 2024, and September 12, 2024, Spirit borrowed $200.0 million, $100.0 million, and $50.0 million, respectively, under the Bridge Credit Agreement. As of September 26, 2024, the outstanding balance of the Bridge Credit Agreement was $350.0 million.

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

All of the existing guarantees by Holdings and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of Spirit (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of September 26, 2024, indebtedness of our non-guarantor subsidiaries included $343.0 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $16.5 million of finance leases of our non-guarantor subsidiaries. Based on our understanding of Rule 3-10 of Regulation S-X (“Rule 3-10”), we believe that Holdings’ guarantees of Spirit’s indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for Holdings, Spirit and Spirit NC, which is a consolidated guarantor subsidiary, in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes information regarding the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented. The following tables include summarized financial information of Spirit, Holdings, and Spirit NC (together, the “obligor group”). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries, which are not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis for Spirit and Holdings, and separately for Spirit NC, with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented in separate line items, if they are material. There are no non-controlling interests in any of the obligor group entities.

Summarized Statements of Income	Nine months ended September 26, 2024
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$3,666.6	$—
Net Sales to Non-Guarantor Subsidiaries	14.5	33.5
Gross (loss) profit on sales to unrelated parties	(544.5)	—
Gross (loss) profit on sales to Non-Guarantor Subsidiaries	(11.9)	1.7
Loss from continuing operations	(1,016.0)	14.8
Net loss	$(1,016.0)	$14.8

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	September 26, 2024	December 31, 2023	September 26, 2024	December 31, 2023
Assets
Cash and cash equivalents	$130.5	$657.2	$—	$—
Receivables due from Non-Guarantor Subsidiaries	161.0	86.4	22.3	14.6
Receivables due from unrelated parties	316.2	287.2	—	0.2
Contract assets	1,040.6	469.4	—	—
Inventory, net	1,204.7	1,060.7	129.7	115.2
Other current assets	39.0	31.8	0.1	0.1
Total current assets	$2,892.0	$2,592.7	$152.1	$130.1
Loan receivable from Non-Guarantor Subsidiaries	343.0	266.2	—	—
Property, plant and equipment, net	1,367.4	1,425.4	158.3	179.5
Pension assets, net	48.2	61.1	—	—
Other non-current assets	287.5	291.6	5.6	4.9
Total non-current assets	$2,046.1	$2,044.3	$163.9	$184.4
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$124.6	$118.9	$6.1	$5.4
Accounts payable to unrelated parties	776.2	814.4	40.9	41.2
Accrued expenses	411.3	319.0	3.3	1.0
Current portion of long-term debt	414.0	52.7	0.9	1.0
Other current liabilities	1,010.0	406.8	0.4	0.6
Total current liabilities	$2,736.1	$1,711.8	$51.6	$49.2
Long-term debt	3,968.4	4,006.8	2.7	3.4
Contract liabilities, long-term	180.3	161.3	—	—
Forward loss provision, long-term	330.7	76.1	—	—
Other non-current liabilities	552.5	573.4	15.3	4.2
Total non-current liabilities	$5,031.9	$4,817.6	$18.0	$7.6

Supply Chain Financing Applicable to Suppliers

We have provided our suppliers with access to a supply chain financing program through facilities with third-party financing institutions. The program allows suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition. During the nine months ended September 26, 2024, our financing institutions adjusted their capacities resulting in a net increase in capacity under our existing supply chain financing program. While our suppliers’ access to this supply chain financing program could be curtailed if our credit ratings are downgraded, we do not expect that changes in the availability of supply chain financing to our suppliers will have a significant impact on our liquidity.

The balance of confirmed obligations to suppliers who elected to participate in the supply chain financing program included in our accounts payable balance as of September 26, 2024 and September 28, 2023 was $116.9 million and $112.7 million, respectively. Confirmed obligations to suppliers who elected to participate in the supply chain financing program decreased by $38.7 million and increased by $10.7 million during the nine-month periods ended September 26, 2024 and September 28, 2023, respectively. While changes in each period typically reflect trends in purchasing levels from suppliers related to production levels during the applicable period, the decrease in the current period as compared to the balance at December 31, 2023 is primarily due to the ongoing realignment in participating suppliers and facility capacity.

See Note 24 Supplier Financing to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
You should read the discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “designed,” “ensure,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “model,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “2023 Form 10-K”) and subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•our ability to continue as a going concern and satisfy our liquidity needs, the success of our liquidity enhancement plans, operational and efficiency initiatives, our ability to access the capital and credit markets (including as a result of any contractual limitations, including the Merger Agreement), the outcomes of active discussions related to the timing or amounts of repayment for certain customer advances, and the costs and terms of any additional financing;
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
•our reliance on The Boeing Company (“Boeing”) and Airbus SE and its affiliates for a significant portion of our revenues;
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
•the risks of doing business internationally, including fluctuations in foreign currency exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws, and domestic and foreign government policies; and
•risks and uncertainties relating to the proposed acquisition of Spirit by Boeing (the “Merger”) pursuant to the Merger Agreement and the transactions contemplated by our term sheet with Airbus SE (the “Airbus Business Disposition” and, together with the Merger, the “Transactions”), including, among others, the possibility that we are unable to negotiate and enter into definitive agreements with Airbus SE and its affiliates with respect to the Airbus Business Disposition; the possible inability of the parties to a Transaction to obtain the required regulatory approvals for such Transaction and to satisfy the other conditions to the closing of such Transaction (including, in the case of the Merger, approval of the Merger Agreement by Spirit stockholders) on a timely basis or at all; the possible occurrence of events that may give rise to a right of one or more of the parties to the Merger Agreement to terminate the Merger Agreement; the risk that the Merger Agreement is terminated under circumstances requiring us to pay a termination fee; the risk that we are unable to consummate the Transactions on a timely basis or at all for any reason, including, without limitation, failure to obtain the required regulatory approvals, failure to obtain Spirit stockholder approval of the Merger Agreement or failure to satisfy other conditions the closing of either of the Transactions; the potential for the pendency of the Transactions or any failure to consummate the Transactions to adversely affect the market price of Spirit common stock or our financial performance or business relationships; risks relating to the value of Boeing common stock to be issued in the Merger; the possibility that the anticipated benefits of the Transactions cannot be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of our operations with those of Boeing will be greater than expected; risks relating to significant transaction costs; the intended or actual tax treatment of the Transactions; litigation or other legal or regulatory action relating to the Transactions or otherwise relating to us or other parties to the Transactions instituted against us or such other parties or Spirit’s or such other parties’ respective directors and officers and the effect of the outcome of any such litigation or other legal or regulatory action; risks associated with contracts containing provisions that may be triggered by the Transactions; potential difficulties in retaining and hiring key personnel or arising in connection with labor disputes during the pendency of or following the Transactions; the risk of other Transaction-related disruptions to our business, including business plans and operations; the potential for the Transactions to divert the time and attention of management from ongoing business operations; the potential for contractual restrictions under the agreements relating to the Transactions to adversely affect our ability to pursue other business opportunities or strategic transactions; and competitors’ responses to the Transactions.

These factors are not exhaustive, and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You should review carefully the sections captioned “Risk Factors” in the 2023 Form 10-K and the Company’s subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q, for a more complete discussion of these and other factors that may affect our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2024 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 26, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2023 Form 10-K is included in Note 19 Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

Item 1A. “Risk Factors” of our 2023 Form 10-K includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in our 2023 Form 10-K, other than as described below.

Unless the context otherwise indicates or requires, as used in this Item 1A, references to “we,” “us,” “our,” and the “Company” refer to Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries. In this Item 1A, references to “Holdings” refer only to Spirit AeroSystems Holdings, Inc., and references to “Spirit” refer only to Holdings’ subsidiary, Spirit AeroSystems, Inc.

Risks Related to Our Debt, Liquidity, Financial Estimates and Taxes

We have incurred significant operating losses in the last few years and have identified conditions or events that raise substantial doubt about our ability to continue as a going concern.

As described more fully in Note 1 of the Condensed Consolidated Financial Statements included herein, since 2020, the Company has incurred significant operating losses. In particular, the Company has incurred net losses of $1,508.9 million, $616.2 million, $545.7 million, and $540.8 million, for the nine months ended September 26, 2024, and the years ended December 31, 2023, 2022, and 2021, respectively.

The Company’s liquidity has been impacted by, among other things, higher levels of inventory and contract assets, lower operational cash flows due to a decrease in expected deliveries to Boeing, higher factory costs to maintain rate readiness, Boeing no longer allowing for traveled work on the B737 fuselage to its factories, the strike by Boeing employees, and the limitations on Boeing increasing production rates. On October 18, 2024, the Company announced a 21-day furlough, effective October 28, 2024, for approximately 700 Company employees working on the B767 and B777 programs in response to the strike by Boeing employees, as the Company has reached maximum storage capacity on the B767 and B777 programs.

As of November 5, 2024, management has developed a plan designed to improve liquidity in response to the developments described above. These plans are dependent on many factors, including, among other things, the outcomes of our active discussions related to the timing or amounts of repayment for certain customer advances, achieving forecasted B737 deliveries, and the strike by Boeing employees. Management also is evaluating additional strategies intended to improve liquidity to support operations, including, but not limited to, additional customer advances, issuing securities or debt financing subject to any contractual limitations and conditions, including in the Merger Agreement, and restructuring of operations with the aim of increasing efficiency and decreasing expenses, which may include layoffs or additional furloughs.

There can be no assurance with respect to the outcomes of such discussions or that these plans or strategies will sufficiently improve the Company’s liquidity needs to enable continuation of operations for at least the next twelve months. Accordingly, these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

The substantial doubt about our ability to continue as a going concern may adversely impact the price of our common stock, our reputation and relationship with investors, employees and third parties with whom we do business, our ability to raise additional capital or refinance existing debt, our ability to comply with certain covenants under our debt agreements or meet other contractual obligations, and our ability to achieve our business objectives, which could materially and adversely impact our business, financial condition and results of operations. In addition, to the extent the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on acceptable terms or at all, and any financing that the Company obtains could entail dilution to stockholders, onerous interest rates or covenants, or other terms that are unfavorable to the Company and the holders of its common stock.

Risks Related to Employment Matters

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

In addition, many aircraft manufacturers, airlines, and aerospace suppliers, including certain of our customers, have unionized work forces. Any strikes, work stoppages, or slowdowns experienced by aircraft manufacturers, airlines, or aerospace suppliers has and could in the future reduce our customers’ demand for additional aircraft structures or prevent us from completing production of our aircraft structures. Union negotiations, strikes, work stoppages, or slowdowns at our customers has and could in the future also directly or indirectly impact our business. For example, on September 12, 2024, machinists at Boeing represented by the International Association of Machinists and Aerospace Workers voted to strike after rejecting a contract offer from Boeing. The machinists commenced a strike on September 13, 2024, that was resolved on November 4, 2024, when the machinists voted to approve a new contract. On October 18, 2024, we announced a 21-day furlough, effective October 27, 2024, for approximately 700 employees working on the B767 and B777 programs in response to the strike by Boeing employees, as the Company had reached maximum storage capacity on the B767 and B777 programs. Even as the strike has ended, we may need to implement further cost saving measures, including layoffs or additional furloughs.

Risks Related to the Merger and the Airbus Business Disposition

We may not be able to negotiate and enter into definitive agreements with Airbus with respect to the Airbus Business Disposition or to complete the disposition of the Spirit Airbus Business.

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

Any such injunctions, divestitures, requirements or legal actions could jeopardize or delay the completion, or reduce the anticipated benefits, of the Merger. There is no assurance that we and Boeing will obtain all required regulatory consents or approvals on a timely basis, or at all. Failure to obtain the necessary consents and approvals could substantially delay or prevent the completion of the Merger, which could negatively affect us.

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

Securities class action and derivative lawsuits in connection with the Merger or the Airbus Business Disposition could result in substantial costs and prevent or delay the consummation of the Merger.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or merger agreements. Defending against and settling or otherwise resolving these types of claims can result in substantial costs, including costs associated with indemnification of directors and officers, and divert management time and resources. An adverse judgment in any such litigation relating to the Merger or the Airbus Business Disposition could result in monetary damages, which could have a negative impact on Boeing’s and the Company’s respective liquidity and financial condition. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger or the Airbus Business Disposition, that injunction could delay or prevent the Merger from being completed, which could adversely affect our and Boeing’s businesses, financial position, results of operations and cash flows.

As of November 5, 2024, one lawsuit challenging the Merger had been filed on behalf of purported Holdings stockholders. On August 29, 2024, following the public announcement of the Merger, a lawsuit relating to the Merger was filed by a purported Holdings stockholder against Holdings and the Holdings board of directors in the U.S. District Court for the Southern District of New York (the “Lawsuit”). The Lawsuit, captioned Murphy v. Spirit AeroSystems Holdings, Inc. et al., Docket No. 1:24-cv-06539, alleges, among other things, that the registration statement on Form S-4 relating to the Merger fails to disclose certain allegedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act. The Lawsuit seeks injunctive relief enjoining the Merger, damages, costs, and other remedies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of our Holdings Common Stock which is registered pursuant to Section 12 of the Exchange Act during the three months ended September 26, 2024.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

June 28, 2024 - August 1, 2024	3,738	$34.66	—	$925.0
August 2, 2024 - August 29, 2024	1,792	$34.53	—	$925.0
August 30, 2024 - September 26, 2024	812	$33.27	—	$925.0
Total	6,342	$34.45	—	$925.0
(1) 6,342 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the Omnibus Plan. No purchases were made under our Board-approved share repurchase program.
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

During the quarter ended September 26, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Current Report on Form 8-K (File No. 001-33160), filed July 1, 2024, Exhibit 4.1

10.1††	Time-Based Restricted Stock Unit Award Agreement, dated June 30, 2024, between Spirit AeroSystems Holdings, Inc. and Patrick M. Shanahan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2024, Exhibit 10.5

10.2
Delayed-Draw Bridge Credit Agreement, dated as of June 30, 2024, among Spirit AeroSystems, Inc., as borrower, the lenders party thereto from time to time, and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent.
Current Report on Form 8-K (File No. 001-33160), filed July 1, 2024, Exhibit 10.1

10.3††	Separation Agreement and General Release, dated July 20, 2024, by and among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., and Alan Young.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2024, Exhibit 10.7

10.4††	Form of Section 280G Acceleration and Clawback Acknowledgement	Current Report on Form 8-K (File No. 001-33160), filed October 17, 2024, Exhibit 10.1

10.5†	Amendment 54, dated as of July 1, 2024, to Special Business Provisions (SBP) MS-65530-0016 between The Boeing Company and Spirit AeroSystems, Inc.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission.

††	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Irene M. Esteves	Executive Vice President and Chief Financial	November 5, 2024
Irene M. Esteves	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon C. Ward	Vice President, Corporate Controller	November 5, 2024
Damon C. Ward	(Principal Accounting Officer)