Form 10-K
period 2024-12-31
Spirit AeroSystems Holdings, Inc.
filed 2025-02-28
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Class A common stock on June 27, 2024, as reported on the New York Stock Exchange was approximately $3.8 billion.
As of January 16, 2025, the registrant had outstanding 117,266,121 shares of Class A common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” that involve many risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “designed,” “ensure,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “model,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements are based on circumstances as of the date on which the statements are made and they reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in Item 1A. “Risk Factors” of this Annual Report. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•our ability to continue as a going concern and satisfy our liquidity needs, the success of our liquidity enhancement plans, operational and efficiency initiatives, our ability to access the capital and credit markets (including as a result of any contractual limitations, including under the Agreement and Plan of Merger (the “Merger Agreement”), dated June 30, 2024, among Spirit AeroSystems Holdings, Inc. (“Holdings”), The Boeing Company (“Boeing”), and Sphere Acquisition Corp., a wholly-owned subsidiary of Boeing, the outcomes of discussions related to the timing or amounts of repayment for certain customer advances, and the costs and terms of any additional financing;
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
•our ability, and our suppliers’ ability, to attract and retain the skilled work force necessary for production and development in an extremely competitive market;
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
•the conflict in the Middle East could impact certain suppliers’ ability to continue production or make timely deliveries of supplies required to produce and timely deliver our products, and may result in sanctions being imposed in response to the conflict, including trade and transport restrictions;
•our relationships with the unions representing many of our employees, including our ability to successfully negotiate new agreements, and avoid labor disputes and work stoppages with respect to our union-represented employees;
•the impact of significant health events, such as pandemics, contagions or other public health emergencies (including the COVID-19 pandemic) or fear of such events, on the demand for our and our customers’ products and services, and on the industries and markets in which we operate in the U.S. and globally;
•the timing and conditions surrounding the full worldwide return to service (including receiving the remaining regulatory approvals) of the B737 MAX, future demand for the aircraft, and any residual impacts of the B737 MAX grounding on production rates for the aircraft;
•our reliance on Boeing and Airbus SE and its affiliates for a significant portion of our revenues;
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

•our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing, Airbus SE and its affiliates and other customers;
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
•adequacy of our insurance coverage;
•our ability to continue selling certain receivables through our receivables financing programs;
•our ability to effectively integrate recent acquisitions, along with other acquisitions we pursue, and generate synergies and other cost savings therefrom, while avoiding unexpected costs, charges, expenses, and adverse changes to business relationships and business disruptions;
•the risks of doing business internationally, including fluctuations in foreign currency exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws, and domestic and foreign government policies; and
•risks and uncertainties relating to the proposed acquisition of Spirit by Boeing (the “Merger”) pursuant to the Merger Agreement and the transactions contemplated by our term sheet with Airbus SE (the “Airbus Business Disposition” and, together with the Merger, the “Transactions”), including, among others, the possibility that we are unable to negotiate and enter into definitive agreements with Airbus SE and its affiliates with respect to the Airbus Business Disposition; the possible inability of the parties to a Transaction to obtain the required regulatory approvals for such Transaction and to satisfy the other conditions to the closing of such Transaction on a timely basis or at all; the possible occurrence of events that may give rise to a right of one or more of the parties to the Merger Agreement to terminate the Merger Agreement; the risk that we are unable to consummate the Transactions on a timely basis or at all for any reason, including, without limitation, failure to obtain the required regulatory approvals, or failure to satisfy other conditions the closing of either of the Transactions; the potential for the pendency of the Transactions or any failure to consummate the Transactions to adversely affect the market price of Spirit common stock or our financial performance or business relationships; risks relating to the value of Boeing common stock to be issued in the Merger; the possibility that the anticipated benefits of the Transactions cannot be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of our operations with those of Boeing will be greater than expected; risks relating to significant transaction costs; the intended or actual tax treatment of the Transactions; litigation or other legal or regulatory action relating to the Transactions or otherwise relating to us or other parties to the Transactions instituted against us or such other parties or Spirit’s or such other parties’ respective directors and officers and the effect of the outcome of any such litigation or other legal or regulatory action; risks associated with contracts containing provisions that may be triggered by the Transactions; potential difficulties in retaining and hiring key personnel or arising in connection with labor disputes during the pendency of or following the Transactions; the risk of other Transaction-related disruptions to our business, including business plans and operations; the potential for the Transactions to divert the time and attention of management from ongoing business operations; the potential for contractual restrictions under the agreements relating to the Transactions to adversely affect our ability to pursue other business opportunities or strategic transactions; and competitors’ responses to the Transactions.

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
The Company, incorporated in Delaware with its headquarters in Wichita, Kansas, is one of the world’s largest non-Original Equipment Manufacturer (“OEM”) manufacturers of aerostructures, serving markets for commercial airplanes, military platforms and business/regional jets. With expertise in aluminum and advanced composite manufacturing solutions, the Company’s core products include fuselages, integrated wings and wing components, pylons and nacelles. The Company also serves the aftermarket for commercial and military platforms. In addition to commercial aircraft structures, we also design, engineer, and manufacture structural components for military aircraft and other applications. A portion of our defense business is classified by the U.S. Government and cannot be specifically described; however, it is included in our consolidated financial statements. We are a critical partner to our commercial and defense customers due to the broad range of products and services we currently supply to them across the product lifecycle and our leading design and manufacturing capabilities using both metallic and composite materials. For the twelve months ended December 31, 2024, we generated net revenues of $6,316.6 million and had net loss of $2,139.0 million.

Operating Segments and Products

We operate in three principal segments: Commercial, Defense & Space, and Aftermarket. The table below, and following segment information, describes the business of each segment, including facility locations, key programs, and descriptions of the work performed in each segment.

Segment	Percentage of Net Revenues for the Twelve Months Ended December 31, 2024, 2023, and 2022, respectively	Locations	Programs
Commercial	78%, 81%, and 81%	Wichita, KS; Tulsa, OK; Kinston, NC; Prestwick, Scotland; St. Nazaire, France; Subang, Malaysia; Casablanca, Morocco; Belfast, Northern Ireland	B737, B767, B777, B787, A220, A320 family, A330, A350 XWB, Global 5000, Global 6000, Global 7500, Challenger 350, Challenger 650, Rolls-Royce BR725 and BR 710 Nacelles, RB3070, Trent, KC-390, HondaJet
Defense & Space	15%, 13%, and 13%	Wichita, KS; Tulsa, OK; Biddeford, ME; Woonsocket, RI; Belfast, Northern Ireland; Prestwick, Scotland
Classified program(s), B767 Tanker, P-8, Sikorsky CH-53K, Common Hypersonic Glide Body (C-HGB), NASA MSR, NASA Mars 2020, Trident D5, Standard Missile, Patriot Missile, THAAD, B-52, KC-135, UCAV (Maverick), LASSO

Aftermarket	7%, 6%, and 6%	Wichita, KS; Tulsa, OK; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland	Various

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

Net revenue in the Commercial segment amounted to $4,927.4 million, $4,885.0 million, and $4,068.4 million in 2024, 2023, and 2022, respectively.

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

On November 17, 2024, the Company entered into a definitive agreement to sell our Fiber Materials, Inc. (“FMI”) business, a fully owned subsidiary of Spirit AeroSystems, Inc., for $165.0 million, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. The transaction closed on January 13, 2025. For additional information, see “Assets Held for Sale” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this annual report.

Net revenue in the Defense & Space segment amounted to $975.2 million, $789.0 million, and $649.8 million in 2024, 2023, and 2022, respectively.

Aftermarket. The Aftermarket segment includes development, production, and marketing of the following:
•Maintenance, Repair and Overhaul (MRO) services related to Commercial and Defense & Space programs;
•Fuselage, strut, nacelle, and wing aerostructures spare parts;
•Repairs for flight control surfaces and nacelles;
•Radome repairs;
•Rotable assets trading and leasing;
•Engineering services;
•Advanced composite repair; and
•Other MRO services.

Net revenue in the Aftermarket segment amounted to $414.0 million, $373.9 million, and $311.4 million in 2024, 2023, and 2022, respectively.

Our largest customer, Boeing, represents a substantial portion of our revenues in the Commercial segment. Our second largest customer, Airbus, also represents a substantial portion of revenues in the Commercial segment. Approximately 66%, 70%, and 65% of Commercial segment net revenues came from the Company’s contracts with Boeing for the twelve months ended December 31, 2024, 2023, and 2022, respectively. Approximately 27%, 23%, and 27% of Commercial segment net revenues came from the Company’s contracts with Airbus for the twelve months ended December 31, 2024, 2023, and 2022, respectively. A material portion of Defense & Space segment revenue is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. A substantial portion of our Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. A significant portion of the Company’s Defense & Space segment net revenues came from the Company’s contracts with two individual customers for the twelve months ended December 31, 2024, 2023, and 2022, respectively. Approximately 54%, 47%, and 48% of Aftermarket segment net revenues came from our contracts with an individual customer for the twelve months ended December 31, 2024, 2023, and 2022, respectively. Individual customers other than those referred to above do not represent a significant portion of any of our primary segment’s revenues and are not expected to in the near future.

Our Manufacturing, Engineering, and Support Services

Manufacturing

Our expertise is in designing, engineering, and manufacturing large-scale, complex aerostructures. As of December 31, 2024, we maintain state-of-the-art manufacturing facilities located in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Biddeford, Maine; Woonsocket, Rhode Island; Dallas, Texas; Prestwick, Scotland; Saint-Nazaire, France; Subang, Malaysia; Casablanca, Morocco; and Belfast, Northern Ireland.

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

Spirit AeroSystems Aftermarket Solutions (“SAAS”)

Through SAAS, we provide rotable assets, spare parts, repair solutions, and engineering services. Our inventory of rotable assets is available for lease, exchange, and purchase. Additionally, our global repair stations are staffed with technicians specializing in advanced composite repair techniques. We provide MRO services for both metallic and composite components, either on site or at certified MRO stations. We are equipped with original production manufacturing tooling and specialize in service bulletin maintenance for the Company’s nacelle components.

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

Defense & Space Business

In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for Boeing’s P-8 and KC-46 Tanker. The Boeing P-8 and KC-46 Tanker are commercial aircraft modified for military use. Other military programs for which we provide products and services are the forward cockpit and cabin for the Sikorsky CH-53K Helicopter and development work of the B-21 Raider. In 2024 we continued to identify, pursue, and win funded contracts on classified military programs. We have contracts on multiple funded military programs that are classified by the U.S. Government and cannot be specifically described. The operating results of these classified contracts are included in our consolidated financial statements. The business risks associated with classified contracts historically have not differed materially from those of our other U.S. Government contracts. Our internal controls addressing the financial reporting of classified contracts are consistent with our internal controls for our non-classified contracts.

The following table summarizes by product and program what we currently have under contract.

Product	Applicable Segment	Description	Military Program
Fixed Wing Aircraft	Defense & Space	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	Various
Nacelle & Pylons	Defense & Space	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	B-52
Rotorcraft	Defense & Space	Forward cockpit and cabin	Sikorsky CH-53K
Missiles & Hypersonics (FMI sale closed in January 2025)	Defense & Space	Solid rocket motor throats and nozzles, Re-entry vehicle thermal protection systems	Trident D5, Standard Missile, Arrow 3, Common Hypersonic Glide Body (C-HGB), NASA MSR, NASA Mars 2020, Patriot Missile, THAAD (Terminal High Altitude Area Defense, an American anti-ballistic missile defense system)

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

Our Customers

Our revenues are substantially dependent on Boeing and Airbus. The loss of either of these customers would have a material adverse effect on the Company. For the twelve months ended December 31, 2024, approximately 58% and 21% of our net revenues were generated from sales to Boeing and Airbus, respectively. For the twelve months ended December 31, 2023, approximately 64% and 19% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier for nearly all the products we sell to Boeing and Airbus.

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

Airbus

We originally became a supplier to Airbus in April 2006 through the acquisition of BAE Aerostructures and subsequently won additional work packages with Airbus. Our business with Airbus increased substantially with the acquisition of Bombardier’s aerostructures assets in Belfast and Morocco on October 30, 2020. We are one of the largest content suppliers of wing systems for the Airbus A320 family and a significant supplier for the Airbus A350 XWB. Under our supply agreement with Airbus for the A320 and A330, we supply products for the life of the aircraft program. For the A350 XWB program, we have long-term requirement contracts with Airbus. In addition, we build the fully integrated wing for the A220 aircraft. We believe we can continue working with Airbus on production rate ramp-up, supply chain diversification and new product development.

Other Customers

Other customers include Lockheed Martin, Northrop Grumman, Bombardier and Rolls-Royce.

U.S. and International Customer Mix

Although most of our revenues are obtained from sales inside the U.S., we generated $1,505.6 million, $1,380.8 million, and $1,215.1 million in sales to international customers for the twelve months ended December 31, 2024, 2023, and 2022, respectively, primarily to Airbus. This international revenue is primarily included in the Commercial segment. The portion of international revenue included in the Aftermarket segment, primarily out of our Belfast, Northern Ireland location, represents a significant amount of its segment revenues. Approximately 18% of our long-lived assets based on book value are located in the United Kingdom (“U.K.”), with approximately another 5% of our long-lived assets located in countries outside the U.S. and the U.K.

Our Relationship with Boeing

A significant portion of Spirit’s operations related to Boeing aerostructures was owned and controlled by Boeing until 2005. In 2005, Spirit Holdings became a standalone Delaware company, and commenced operations through the acquisition of Boeing’s operations in Wichita, Kansas, Tulsa, Oklahoma, and McAlester, Oklahoma (the “Boeing Acquisition”).

In connection with the Boeing Acquisition, we entered into long-term supply agreements under which we are Boeing’s exclusive supplier for substantially all of the products and services previously provided by Boeing’s commercial aerostructures manufacturing operations in Wichita, Kansas and Tulsa and McAlester, Oklahoma to Boeing prior to the Boeing Acquisition. These supply agreements include products for Boeing’s B737, B747, B767, and B777 commercial aircraft programs, as well as for certain products for Boeing’s B787 program. These supply agreements cover the life of these programs, including any commercial derivative models.

Supply Agreement with Boeing for B737, B747, B767, and B777 Programs (“Sustaining Programs”)

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

On October 12, 2023, Boeing and Spirit entered into a Memorandum of Agreement (the “2023 MOA”). Among other items, the 2023 MOA established recurring shipset price reductions on the B737 program effective with Spirit’s first unit delivery in 2026 through the last unit delivery in June 2033. These reductions are subject to certain not-to-exceed amounts per annum over this period.

Advances on the B737 Program.  On April 12, 2019, Boeing and the Company executed a Memorandum of Agreement (the “2019 MOA”). Under the 2019 MOA, the Company received an advance payment from Boeing in the amount of $123.0 million during the third quarter of 2019. The 2020 MOA provided that the $123 million advance would be repaid by offset against the purchase price for year 2022 shipset deliveries. In the twelve months ended December 31, 2022 the $123.0 million of advance payments received from Boeing were repaid and there was no balance due as of December 31, 2022.

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

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 Program or the B787 Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our balance sheet. As of December 31, 2024, the amount of advance payments received by us from Boeing and not yet repaid was $164.3 million.

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

Competition

Although we are one of the largest independent non-OEM aerostructures suppliers based on annual revenues, with an estimated 18% share of the global non-OEM aerostructures market, this market remains highly competitive and fragmented. Our primary competition currently comes from work performed internally by OEMs or other tier-one suppliers, and new direct competitors have emerged and may continue to emerge in the tier-one supplier market. The Company continues to focus on design and manufacturing processes and tools, and cost reduction initiatives. The Company intends to compete by strengthening capabilities and capacity, and aligning to enhance program execution and integration across operations. The Company also intends to compete by strategically targeting organic and inorganic opportunities that enhance and deliver on our strategy. Additionally, we compete by developing technologies and processes that leverage the Company’s unique knowledge and capabilities to create value for our customers.

In commercial aerostructures, our principal competitors among OEMs include Boeing and Airbus (including its wholly-owned subsidiaries Airbus Atlantic and Premium Aerotec GmbH).

Our principal competitors among non-OEM tier-1 aerostructures suppliers include Aernnova, GKN Aerospace, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Safran Nacelles, Sonaca, Airbus Atlantic, Airbus Aerostructures, Triumph Group, Inc. (“Triumph”), Leonardo, Turkish Aerospace Industries, Inc. (“TAI”), and Latecoere S.A.

The Company continues to build a larger presence in the defense aerostructures market. The Company’s competition in defense aerostructures includes Boeing, Lockheed Martin, Northrop Grumman, Collins Aerospace, Leonardo, GKN, Triumph, BAE Systems, Albany Engineered Composites, Korea Aerospace Industries, and TAI.

Expected Backlog

As of December 31, 2024, our expected backlog associated with large commercial aircraft, business and regional jets, and military equipment deliveries, calculated based on contractual and historical product prices and expected delivery volumes, was approximately $46.6 billion, a decrease of $2.0 billion from our corresponding estimate as of December 31, 2023. The decrease is primarily driven by decreases to the expected backlog of the B737 and A220 programs. A significant majority of our backlog is on programs in our Commercial segment. The B737 program backlog is approximately 52% of our total backlog. The A320 program backlog is approximately 11% of our total backlog. Backlog is calculated based on Boeing’s and Airbus’ announced backlog on our supply agreements (which are based on orders from customers), and the number of units the Company is under contract to produce on our fixed quantity contracts. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contractual terms. For example, our contract with Boeing for the B737 MAX program is a requirements contract, and Boeing can reduce the purchase volume at any time. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2024 may not necessarily represent the actual amount of deliveries or sales for any future period. For additional information on backlog, please see Item 1A. “Risk Factors – Risks Related to Our Industry and Overall Business – Our backlog is subject to change, potentially with short notice.”

Of our expected backlog of $46.6 billion as of December 31, 2024, approximately $130.5 million was attributable to FMI. See “Assets Held for Sale” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this annual report for additional information.

Suppliers and Materials

The principal raw materials used in our manufacturing operations are aluminum, titanium, steel, and composite material. We also purchase metallic parts, non-metallic parts, and machined components. In addition, we procure subassemblies from various manufacturers that are used in the final aerostructure assembly. From time to time, we also review our make-versus-buy strategy to determine whether it would be beneficial to us and/or our customers to outsource work that we currently produce in-house or vice versa.

We have long-standing relationships with hundreds of manufacturing suppliers. Our strategy is to enter into long-term agreements with suppliers to secure the best value for Spirit and our customers. Our exposure to rising costs of raw material may be limited to some extent through leveraging relationships with our OEM customers’ high-volume contracts.

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

Research and Development

We believe that a world-class research and development focus helps maintain our position as an advanced supplier to our OEM customers’ new product development teams and expand our position in emerging markets. As a result, our research and development spend was $47.5 million for the year ended December 31, 2024, $45.4 million for the year ended December 31, 2023, and $50.4 million for the year ended December 31, 2022. Through our research, we strive to develop unique intellectual property and technologies that will improve our products and our customers’ products and, at the same time, position us to win work on new products. Our development efforts focus on improving manufacturing processes on our current work and developing new capability and affordable, industrialized technology targeting growth focused initiatives. It also serves as an ongoing process that helps develop ways to reduce production costs and streamline manufacturing processes.

Our research and development is primarily geared toward the design and manufacturing processes for our three business segments and aimed at enabling Spirit to utilize commercial scale and expertise to translate best practices to our growing defense and aftermarket businesses. We maintain six Distinctive Capability areas (digital transformation, industry 4.0, engineered factory, metals technology, composites technology, and performance architectures) which guide our research and development strategy to enable growth and sustainability. We are currently focused on research in areas such as advanced metallic joining, low-cost composites, thermoplastics, new material systems, efficient structures, systems integration, advanced design and computational analysis methods, and model-based digital transformation. We collaborate with universities, research facilities, and technology partners in our research and development.

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

Government Contracts. Companies engaged in supplying defense-related equipment and services to U.S. Government agencies, either directly or by subcontract, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally terminate existing contracts, suspend, or debar us from receiving new prime contracts or subcontracts, reduce the value of existing contracts, audit our contract-related costs and fees, including allocated indirect costs, and control and potentially prohibit the export of our products, among other things. If a contract was terminated for convenience, we could recover the costs we have incurred or committed, settlement expenses, and profit on the work completed prior to termination. However, if the termination is a result of our failure to perform, we may be liable for excess costs incurred by the prime contractor in procuring undelivered items from another source. In addition, failure to follow the requirements of the National Industrial Security Program Operating Manual (“NISPOM”) or any other applicable U.S. Government industrial security regulations could, among other things, result in termination of our facility securities clearances (each a “FCL”), which in turn would preclude us from being awarded classified contracts or, under certain circumstances, performing on our existing classified contracts.

Commercial Aircraft. The commercial aircraft component industry is highly regulated by the Federal Aviation Administration (the “FAA”), the European Aviation Safety Agency (“EASA”), and other agencies throughout the world. The military aircraft component industry is governed by military quality specifications. We, and the components we manufacture, are required to be certified by one or more of these entities or agencies, and, in some cases, by individual OEMs, to engineer and service parts and components used in specific aircraft models. In addition, the FAA requires that various maintenance routines be performed on aircraft components. We believe that we currently satisfy or exceed these maintenance standards in our repair and overhaul services.

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

For additional information on regulatory matters, please see Item 1A. “Risk Factors – Risks Related to Our Governmental and Global Activities”

Human Capital
Employees. Our people are our greatest asset, and we recognize that our ability to attract, develop, motivate and retain a skilled team is critical to our success. Leadership is committed to creating a culture of responsibility and achievement that supports our employees’ growth and development. We encourage our employees to embrace different backgrounds and perspectives and to give back to the communities where we do business. By allowing employees to thrive, the Company creates a stronger and more dedicated team.

At December 31, 2024, we had approximately 20,370 employees: approximately 14,190 located in our six U.S. facilities, approximately 3,550 located in our Belfast facilities, approximately 1,240 located at our Prestwick facility, approximately 1,000 located in our Malaysia facility, approximately 240 located in our Morocco facility, and approximately 150 located in our France facility. Of the employees located in our six U.S. facilities noted above, approximately 11,980 were located in Wichita, Kansas; approximately 1,090 were located in Tulsa Oklahoma; approximately 660 were located in Kinston, North Carolina; approximately 320 were located in Biddeford, Maine; approximately 100 were located in Dallas, Texas and approximately 40 were located in Woonsocket, Rhode Island.

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

Adopting and incorporating the Company’s values into day-to-day tasks and activities enables the Company to be a trusted partner. We believe practicing transparency, collaboration and inspiration—individually and collectively—supports the Company’s efforts to be customer focused, provide on-time delivery, and maintain and improve quality and safety for all.

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

Culture and Talent Management. The Company is committed to creating a world class workforce and is actively working to build a culture where all employees’ diverse skills and talents are valued. The Company values the full range of different perspectives and abilities that our employees bring to the workplace. The attraction, retention and development of employees is a critical success factor in meeting the Company’s strategy. We seek to provide our employees opportunities for growth through formal and informal development programs that include: training, coaching and mentoring, networking, skills and experience and career planning. Through our core values, Spirit strives to create a culture of empowerment, engagement and performance, where all employees feel welcomed and have a sense of belonging. We have a robust talent and succession planning process and have established specialized programs to support the development of our talent pipeline for critical roles throughout the company. Our management and salaried retention rate was 88% in 2024.

Health and Safety. The Company takes steps to comply in all material respects with applicable legal, regulatory and other requirements related to preventing pollution, injury and ill health, and employs industry-leading, technologically sound and economically feasible control mechanisms, procedures and processes. In addition, the Company provides training, education, safety monitoring and auditing, health-awareness programs, and ergonomic support in the Company’s offices and factories. We are committed to the safety and health of our employees and work to eliminate injuries and accidents. We evaluate safety performance through multiple indicators, including OSHA recordable injury rates and lost-time incidents.

Labor Relations and Collective Bargaining Agreements

Our principal U.S. collective bargaining agreements were with the following unions as of December 31, 2024:

Union	Percent of our U.S. Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	59%	We have two major agreements - one expires in June 2027 and one expires in November 2027.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	18%	We have two major agreements - one expires in January 2026 and one expires in December 2028.
The International Union, Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	6%	We have one major agreement expiring in December 2025.
The International Brotherhood of Electrical Workers (IBEW)	1%	We have one major agreement expiring in September 2027.

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

In the U.K. (Belfast), approximately 86% of the employees are part of the collective group represented by the Trade Unions. Unite the Union is the largest representing approximately 95% of unionized employees, with General, Municipal, Boilermakers making up the balance. The current agreement covers the period from January 2024 to December 2025.

In France, our employees are represented by CFTC (“Confédération Française des Travailleurs Chrétiens” or “French Confederation of Christian Workers”) and FO (“Force Ouvrière” or “Labor Force”). The Company negotiates yearly on compensation and once every four years on issues related to gender equality and work-life balance. The next election to determine union representation will occur in July 2027.

In Morocco, approximately 62% of our employees are represented by Union Marocain du Travail (“UMT”). We negotiated a three year agreement with UMT that expires in December 2025.

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

We make available through our Internet website, under the heading “Investor Relations,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports after we electronically file such materials with the SEC. Copies of our key corporate governance documents, including Spirit Holdings’ Bylaws. The Corporate Governance Guidelines, the Code, the Related Person Transaction Policy, the Finance Code of Professional Conduct, and charters for our Audit Committee, Risk Committee, Compensation Committee, and Corporate Governance and Nominating Committee are also available on our website.

The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy information statement, and other information regarding issuers that file electronically with the SEC. Our filed Annual and Quarterly Reports, Current Reports, Proxy Statement and other reports previously filed with the SEC are available through the SEC’s website.

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
•Our business depends largely on sales of components for a single aircraft program, the B737, which has had significant reductions in production rate, including suspensions, relating to the B737 MAX groundings and the COVID-19 pandemic. Additional suspensions or reductions in, or increases in, the B737 production rate and the rates for other programs have in the past created, and may in the future create, financial and disruption risks for the Company and its suppliers.
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
•Our commercial business is cyclical and sensitive to commercial airlines’ profitability.
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

•Risks Related to Our Debt, Liquidity, Financial Estimates and Taxes

•We have incurred significant operating losses in the last few years and have identified conditions or events that raise substantial doubt about our ability to continue as a going concern.
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

•Risks Related to the Merger and the Airbus Business Disposition

•We may not be able to negotiate and enter into definitive agreements with Airbus with respect to the Airbus Business Disposition or to complete the disposition of the Spirit Airbus Business.
•Because the market prices of Boeing Common Stock and Holdings Common Stock will fluctuate prior to the consummation of the Merger, Holdings stockholders cannot be sure of the market value of shares of Boeing Common Stock that they will receive in the Merger or the difference between the market value of shares of Boeing Common Stock that they will receive in the Merger and the market value of shares of Holdings Common Stock immediately prior to the Merger.
•The Merger is subject to conditions, including certain conditions that are beyond our control and may not be satisfied on a timely basis or at all. Failure to complete the Merger could have material adverse effects on us.
•The Merger is subject to certain regulatory approvals that, if delayed, not granted or granted with burdensome or unacceptable conditions, could delay, impair or prevent consummation of the Merger or result in additional costs or reduce the anticipated benefits of the Merger.
•The Merger Agreement limits our ability to pursue alternatives to the Merger and could discourage a potential competing acquiror or other strategic transaction partner from making a favorable alternative transaction proposal.
•The Merger, and uncertainty regarding the Merger, may adversely affect our relationships with customers, suppliers, strategic partners and others and could adversely affect our ability to manage our business.
•Uncertainties associated with the Merger and the Airbus Business Disposition may result in our losing management and other key personnel, which could adversely affect our business and operations.
•We have incurred and expect to incur significant transaction costs in connection with the Merger and the Airbus Business Disposition.
•Completion of the Merger may trigger change in control or other provisions in certain of our agreements.
•Securities class action and derivative lawsuits in connection with the Merger or the Airbus Business Disposition could result in substantial costs and prevent or delay the consummation of the Merger.
•After the Merger, Holdings stockholders will have a significantly lower ownership and voting interest in Boeing than they currently have in Holdings and will exercise less influence over management.
•The shares of Boeing Common Stock to be received by Holdings stockholders upon completion of the Merger will have different rights from shares of Holdings Common Stock.
•Holdings stockholders will not be entitled to appraisal rights in the Merger.

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
Our business depends largely on sales of components for a single aircraft program, the B737, which has had significant reductions in production rate, including suspensions, relating to the B737 MAX groundings and the COVID-19 pandemic. Additional suspensions or reductions in, or increases in, the B737 production rate and the rates for other programs have in the past created, and may in the future create, financial and disruption risks for the Company and its suppliers.

For the twelve months ended December 31, 2024, 2023, and 2022 approximately 39%, 45%, and 45% of our net revenues, respectively, were generated from sales of components to Boeing for the B737 aircraft, as compared to 53% for the twelve months ended December 31, 2019, which was the most recent period to exclude impacts from the B737 MAX grounding and the global pandemic crises. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by (1) the Special Business Provisions (“Sustaining SBP”), which sets forth the specific terms of the supply arrangement for the B737, B747, B767 and B777 Programs (the “Sustaining Programs”), and (2) the General Terms Agreement (together with the Sustaining SBP (and any related purchase order or contract), as amended, the “Sustaining Agreement”), which sets forth other general contractual provisions, including provisions relating to termination, events of default, assignment, ordering procedures, inspections, and quality controls. Moreover, the contract is a requirements contract, and Boeing can reduce the purchase volume at any time and has done so in the past, including as a result of the B737 MAX grounding and the COVID-19 pandemic. Conversely, Boeing has in the past increased, and could in the future further increase, purchase volumes at any time and the advance notice we receive regarding any such changes may not be sufficient for us to be able to adequately prepare for the changes. Reductions and increases in purchase volumes also occur on other programs.

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

Boeing is our largest customer, and Airbus is our second-largest customer. For the twelve months ended December 31, 2024 and the twelve months ended December 31, 2023, approximately 58% and 64%, respectively, of our net revenues were generated from sales to Boeing and 21% and 19%, respectively, of our net revenues were generated from sales to Airbus. Although part of our strategy is to diversify our customer base, we cannot assure that we will be successful in doing so. Even if we are successful in obtaining new customers, we expect that Boeing and Airbus will continue to account for a substantial portion of our sales. Our contracts with Boeing and certain of our contracts with Airbus are requirements contracts that do not require specific minimum purchase volumes. Boeing or Airbus can reduce, or increase, their purchase volumes at any time, and the advance notice we receive regarding any such changes may not be sufficient for us to be able to adequately prepare for the changes. If either of these customers reduces the requirements under our agreements (as Boeing did in 2019, 2020, and 2021 due to the B737 MAX grounding and the COVID-19 pandemic and other customers did in 2020 and 2021 due to the COVID-19 pandemic), terminates the agreements or portions of them (due to our breach), suspends or terminates one or more purchase orders in whole or in part, a termination for convenience (which is a provision included in most of the contracts) or otherwise, experiences a major disruption in its business (such as a strike, work stoppage, slowdown, or a supply chain problem) or experiences a deterioration in its business, financial condition, access to credit, or liquidity, our business, financial condition, and results of operations could be materially adversely affected. Any monetary damages we receive from Airbus or Boeing as a result of a contractual termination may not be sufficient to cover our actual damages.

We have incurred significant operating losses in the last few years, and we cannot guarantee you that we will not incur substantial operating losses in the future.

Since 2020, we have incurred significant operating losses. Our net loss attributable to common shareholders was $2,139.8 million, $616.2 million, and $545.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. We cannot guarantee that we will not incur significant expenses and operating losses in the future, including as a result of the risks described in this section. We have relied, and may continue to rely, on our customers and sources of debt and equity financing to operate our business, and we cannot guarantee you that we will have access to these liquidity sources on terms acceptable to us, or at all. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. If we are unable to become or remain profitable and we continue to have operating losses, our business, financial condition, and results of operations could be materially adversely affected and the value of our securities, including our common stock, could significantly decline. See the Risk Factor “We have incurred significant operating losses in the last few years and have identified conditions or events that raise substantial doubt about our ability to continue as a going concern” for additional information.

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

The war between Russia and Ukraine has negatively affected, and the war as well as the conflict in the Middle East may in the future negatively affect, the global economy. Governments around the world have imposed economic sanctions and export controls on certain industry sectors and parties in Russia and other jurisdictions, and Russia has responded with its own restrictions against investors and countries outside Russia and adopted additional measures aimed at non-Russia owned businesses. The war in the Middle East may also result in sanctions being imposed in response to the conflict, including trade and transport restrictions. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy and raw materials due in part to the negative effects of the war in Ukraine on the global economy. The war between Russia and Ukraine, the conflict in the Middle East and other hostilities have resulted in, and could continue to result in, among other things, supply chain disruptions (including accelerated changes to alternate sourcing of certain raw materials, which has resulted in increased costs), further increased risk of cyber-attacks, higher inflation and market volatility. For example, continuation or expansion of the Middle East conflict could impact certain of our suppliers’ ability to continue production or make timely deliveries of supplies required for us to produce and timely deliver our products. The extent and duration of these conflicts, sanctions and resulting market disruptions are impossible to predict, and our business and results of operations could be materially adversely affected.

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

We are involved in a number of legal proceedings including the proceedings disclosed in Note 23 to the Consolidated Financial Statements, Commitments, Contingencies and Guarantees. These claims may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material impact on our financial position and results of operations. In addition, we are sometimes subject to government inquiries and investigations of our business due, among other things, to the heavily regulated nature of our industry and our participation in government programs. Any such inquiry or investigation could potentially result in an adverse ruling against us, which could have a material impact on our financial position and operating results. If we are unsuccessful in any action, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage.

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

We have activities and operations globally (through wholly owned indirect or direct subsidiaries and joint ventures), including in the United Kingdom, France, Malaysia, Morocco, China and Taiwan. In addition, we derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the U.S and, for the twelve months ended December 31, 2024 and December 31, 2023, direct sales to our non-U.S. customers accounted for approximately 24% and 23%, respectively, of our net revenues. We expect that our and our customers’ international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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

Our financial performance is affected by the availability of qualified personnel and the cost of labor. A majority of our workforce is represented by unions. If we were unable to renew major labor agreements at expiration, or if our workers were to engage in a strike, work stoppage, or other slowdown, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to our customers on a timely basis and could result in a breach of our supply agreements. This could result in a loss of business and an increase in our operating expenses, which could have a material adverse effect on our business, financial condition, and results of operations. For example, on June 21, 2023, employees represented by the International Association of Machinists and Aerospace Workers (“IAM”) voted to reject the Company’s contract offer and strike. In response, the Company suspended its Wichita operations and IAM represented employees began to strike following the expiration of the contract on June 24, 2023. Although a new contract was ratified soon thereafter, the impacts of the strike related production stoppage negatively impacted revenue earnings and cash flow. Any future strike or similar disruption could have similar adverse impacts. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

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

As described more fully in Note 2, Basis of Presentation, of the Consolidated Financial Statements included herein, since 2020, the Company has incurred significant operating losses. In particular, the Company has incurred net losses of $2,139.8 million, $616.2 million, $545.7 million, and $540.8 million, for the years ended December 31, 2024, 2023, 2022, and 2021, respectively.

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

As of December 31, 2024, management has developed a plan designed to improve liquidity in response to the developments described above. These plans are dependent on many factors, including, among other things, the outcomes of our active discussions related to the timing or amounts of repayment for certain customer advances and achieving forecasted B737 deliveries. Management also is evaluating additional strategies intended to improve liquidity to support operations, including, but not limited to, additional customer advances and restructuring of operations with the aim of increasing efficiency and decreasing expenses, which may include layoffs or additional furloughs.

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

As of December 31, 2024, our corporate credit ratings were B by Standard & Poor’s Global Ratings, and B2 by Moody’s Investors Service, Inc. These ratings and our current credit condition affects, among other things, our ability to access new capital. Negative changes to these ratings have in the past resulted in, and may in the future result in, more stringent covenants and higher interest rates under the terms of any new debt.

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

As of December 31, 2024, we had total debt of $4,394.2 million. In addition to our debt, as of December 31, 2024, we had $24.9 million of letters of credit and letters of guarantee outstanding.

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

As of December 31, 2024, we had $537.0 in cash and cash equivalents. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We cannot provide assurance that we could affect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting certain or any of these alternatives.

We use estimates in accounting for revenue and cost for our contracts. Changes in our estimates have materially adversely affected, and could in the future materially adversely affect, our financial performance.

The Company recognizes revenue using the principles of Accounting Standards Codification (“ASC”) Topic 606, Revenue from contracts with customers (“ASC 606”), and estimates revenue and cost for contracts that span a period of multiple years. This method of accounting requires judgment on a number of underlying assumptions to develop our estimates such as favorable trends in volume, learning curve efficiencies, and future pricing from suppliers that reduce our production costs. However, several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates such as technical problems, delivery reductions, materials shortages, supplier difficulties, strikes and production pauses, realization targets, existence and execution of factory recovery plans caused by these factors, and other factors. Other than certain increases in raw material costs that can generally be passed on to our customers, in most instances we must fully absorb cost overruns. Due to the significant length of time over which some revenue streams are generated, the variability of future period estimated revenue and cost may be adversely affected if circumstances or underlying assumptions change. Our estimated costs have exceeded our estimated revenues under fixed-price contracts in the past, and we have been required to recognize a forward loss on the affected programs, which has had a material adverse effect on our results of operations, and this could recur in the future. The risk particularly applies to products such as the B787, B767, A220, and A350, in that our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production efficiencies. We have incurred forward loss charges on these programs, and further production rate changes or claims relating to inspection and rework requests may result in additional incremental forward loss charges.

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

At December 31, 2024, we have recognized a valuation allowance against nearly all of our net deferred tax assets. Changes that are adverse to the Company could result in the need to record additional deferred tax asset valuation allowances resulting in a charge to results of operations and a decrease to total stockholders’ equity.

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

We have incurred and expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger and the Airbus Business Disposition, including, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs, and filing fees. These fees and costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Merger and the Airbus Business Disposition are completed, and could have an adverse effect on our financial position, results of operations and cash flows.

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

As of February 21, 2025, five lawsuits challenging the Merger had been filed on behalf of purported Holdings stockholders. On August 29, 2024, a purported stockholder of Holdings filed a lawsuit against Holdings and the board of directors of Holdings in the U.S. District Court for the Southern District of New York (the “Federal Action”). The Federal Action, captioned Murphy v. Spirit AeroSystems Holdings, Inc. et al., Docket No. 1:24-cv-06539, alleged, among other things, that the Registration Statement failed to disclose certain allegedly material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. On January 7, 2025, a purported stockholder of Holdings filed a lawsuit against Holdings, Boeing and the board of directors of Holdings in the District Court of Sedgwick County, Kansas, Civil Court Department (the “Kansas Action”). The Kansas Action, captioned Garfield v. Cambone, C.A. No. SG-2025-CV000032, alleged, among other things, that the Registration Statement failed to disclose certain material information, and asserts claims against Boeing under Kansas securities statutes and claims against all defendants under Kansas common law for (i) negligent misrepresentation and concealment, and (ii) negligence and concealment. Both actions seek injunctive relief enjoining the vote on the Merger and other remedies. On January 9, 2025, a purported Holdings stockholder filed a putative class action lawsuit against Holdings and its directors in the Delaware Court of Chancery (the “Delaware Action”). The Delaware Action, captioned Coburn v. Shanahan, C.A. No. 2025-0029-LWW, alleges that the Holdings directors breached their fiduciary duties by failing to disclose certain information and requests an order compelling additional disclosures and damages, among other relief. On January 14, 2025, a purported Holdings stockholder filed a lawsuit against Holdings and its board of directors in the Supreme Court of the State of New York captioned Scott v. Spirit AeroSystems Holdings, Inc. et al., No. 650229/2025, and, on January 15, 2025, a purported Holdings stockholder filed a lawsuit against Holdings and its board of directors in the Supreme Court of the State of New York captioned Johnson v. Spirit AeroSystems Holdings, Inc. et al., No. 650254/2025 (the “New York Actions” and, together with the Federal Action, the Kansas Action and the Delaware Action, the “Lawsuits”). Each of the New York Actions alleges that the proxy statement/prospectus relating to the Merger failed to disclose certain material information and asserts claims against all defendants under New York common law for (i) negligent misrepresentation and concealment and (ii) negligence. The New York Actions seek injunctive relief enjoining the vote on the Merger and other remedies. Holdings has also received from additional purported Holdings stockholders demand letters that include allegations similar to those in the Lawsuits. On January 17, 2025, in order to moot the Lawsuits’ disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to its stockholders, Holdings voluntarily supplemented certain disclosures in the proxy statement/prospectus relating to the Merger by filing a Current Report on Form 8-K. On February 3, 2025, plaintiff in the Kansas Action voluntarily dismissed his claims. On February 4, 2025, plaintiff in the Federal Action voluntarily dismissed his claims.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program

Our cybersecurity program is designed to detect known and anticipated threats, and contemplate various types of unexpected but possible threats. We have developed processes designed to identify, assess, mitigate, analyze and respond to threats, and continue to mature our cyber resiliency solutions.

We continuously monitor the cybersecurity landscape and identify active and potential threats through a combination of tools and processes. Our Global Information Security (“GIS”) team has day-to-day responsibility for Spirit’s cybersecurity program. This group is led by our Chief Information Security Officer (“CISO”), who has more than twenty years of relevant audit and cybersecurity experience. The CISO collaborates across the business, participates in internal audits, and is active in several leading industry groups to help benchmark our efforts with third parties. GIS receives and analyzes information from various resources to inform our cybersecurity program needs. An Executive Security Council comprised of senior leaders across the business meets regularly to discuss the company’s overall cybersecurity strategy, policies, and key cyber risks and mitigations. Significant risks are escalated to the Enterprise Risk Council which is chaired by our President and CEO, who was the Deputy Secretary of Defense during the development of the 2018 Department of Defense Cyber Strategy. We implement appropriate controls to help protect our information or information we have control of on our systems, and our operations. We evaluate our controls and systems against industry-recognized standards, and contractual requirements, as applicable.

The CISO monitors and reviews our process of patching compliance, which is managed and executed via a combination of internal resources and third-party service providers. We also use third parties to supplement monitoring of cyber activity and for various special projects, which may include projects related to cybersecurity.

As part of our cybersecurity risk management program, we have planned “tabletop” exercises designed to simulate various cybersecurity threats or intrusions and help identify gaps in our preparedness, and help provide clarity in how to respond to any potential incidents. These exercises are designed to test the working level and senior leadership level, including participation by Executive leaders. All employees are required to take mandatory cybersecurity training courses throughout the year. We execute simulated phishing exercises for all employees monthly and provide direct feedback to employees who fail such simulations to help them understand how to recognize phishing attempts. Our overall program is designed to help us prevent and effectively respond to cybersecurity incidents.

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

Part of our Enterprise Risk Management program involves understanding risks that third parties, including our supply chain partners, introduce to our organization. Our GIS organization has a formal risk assessment process that evaluates the cybersecurity risk of third party “as-a-service” providers, particularly in situations where we share confidential or sensitive information, or in situations where our compliance status or operations may be impacted through a cybersecurity incident.

Cybersecurity Governance

The Board of Directors’ Risk Committee has the responsibility for oversight of our cybersecurity program. This committee’s membership includes subject matter experts in both cybersecurity and national security. Spirit’s CISO reports to the Risk Committee quarterly or as needed on the state of our cybersecurity program.

Cybersecurity Risks

To date, we are not aware of risks from cybersecurity threats, including as a result of any previous known cybersecurity incidents, that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, we are subject to various cybersecurity risks, and we have experienced cyber-attacks, and routinely experience cybersecurity threats and attempts to gain access to sensitive information, as do our customers, suppliers, and other third parties with which we work. We cannot provide assurance that our processes and procedures will be sufficient to anticipate, detect, recognize or prevent cybersecurity threats. For more information about the cybersecurity risks we face, see Item 1A. “Risk Factors – Risks Related to Our Operations”

Item 2.  Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2024 are set forth below:

Location	Primary Use	Approximate Square Footage	Owned/Leased
United States
Wichita, Kansas(1)	Primary Manufacturing	12.8 million	Owned/Leased
	Facility/Offices/Warehouse
Tulsa, Oklahoma	Manufacturing Facility	1.7 million	Leased
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	838,000	Leased
Dallas, Texas	Manufacturing	199,000	Leased
Biddeford, Maine (sold January 2025)	Manufacturing	247,000	Owned/Leased
Woonsocket, Rhode Island (sold January 2025)	Manufacturing	79,000	Owned/Leased

United Kingdom
Prestwick, Scotland	Manufacturing Facility	988,000	Owned
Belfast, Northern Ireland	Manufacturing Facility/Offices	3.1 million	Owned/Leased
Malaysia
Subang, Malaysia	Manufacturing	411,000	Owned/Leased
France
Saint-Nazaire, France	Primary Manufacturing/Office	77,000	Leased
Africa
Casablanca, Morocco	Primary Manufacturing	312,000	Owned

(1)88% of the Wichita facility is owned.

Our physical assets consist of approximately 20.8 million square feet of building space located on 1,497 acres in 11 facilities. Production across our Commercial, Defense & Space, and Aftermarket segments is located in our primary manufacturing facility located in Wichita, Kansas. Additional Commercial segment work is produced at our Tulsa, Oklahoma; Kinston, North Carolina; Saint Nazaire, France; Prestwick, Scotland; Belfast, Northern Ireland; Subang, Malaysia and Casablanca, Morocco facilities. Additional Defense & Space work is produced at our Tulsa, Oklahoma; Biddeford, Maine; Woonsocket, Rhode Island; Prestwick, Scotland and Belfast, Northern Ireland facilities. Additional Aftermarket segment work is produced at our Tulsa, Oklahoma; Kinston, North Carolina; Dallas, Texas; Prestwick, Scotland; Belfast, Northern Ireland and Casablanca, Morocco facilities.

The Wichita facility, which includes the Company’s corporate offices, is comprised of 650 acres, 8.1 million square feet of manufacturing space, 1.9 million square feet of offices and laboratories for the engineering and design group and 2.8 million square feet for support functions and warehouses. The Wichita site has access to transportation by rail, road, and air via the runways of McConnell Air Force Base.

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

The Kinston, North Carolina facility supports the manufacturing of composite panels and wing components. The primary manufacturing site and off-site leased spaces total 318 acres and 838,000 square feet. In addition to the primary manufacturing facility, this includes four additional buildings leased from the North Carolina Global Transpark Authority: a 27,800 square foot warehouse/office supporting receiving needs, a 12,500 square foot warehouse providing tooling storage, a 121,000 square foot manufacturing facility supporting light manufacturing, and a 1,300 square foot section of a lab/classroom facility providing training.

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

The Woonsocket, Rhode Island site was acquired in late November 2022. The subsidiary, Spirit AeroSystems Textiles, LLC (“Spirit Textiles”), operates out of two locations within the city totaling 48,000 square feet in one owned building on 4 acres and 31,000 square feet in one leased building, producing carbon/carbon composite parts through fiber reinforcement technology.

The Biddeford, Maine and Woonsocket, Rhode Island facilities were classified as assets held for sale as of December 31, 2024. The sale closed in January 2025.

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

The Saint-Nazaire, France is set on 9 acres and totals 77,000 square feet. This facility receives center fuselage frame sections for the Airbus A350 XWB from the facility in Kinston, North Carolina. Sections designed and manufactured in North Carolina are shipped across the Atlantic, received in Saint-Nazaire, and assembled before being transported to Airbus.

The Casablanca, Morocco site is set on 7 acres and totals 312,000 square feet with access to the Moroccan aeronautical hub, with the Mohammod V Airport being within two miles of the site. Operations in Casablanca include CRJ nacelle and flight commands, mid-fuselage work on the A220, nacelle work on the A320neo, and mid-fuselage work on the C350.

Item 3.  Legal Proceedings

Information concerning the litigation and other legal proceedings in which the Company is involved may be found in Note 23 to the Consolidated Financial Statements, Commitments, Contingencies and Guarantees, under the sub-heading “Litigation” in this Annual Report and that information is hereby incorporated by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Listed below are the names, ages, positions held, and biographies of all executive officers of Spirit Holdings. Executive officers hold office until their successors are appointed, or until their death, retirement, resignation, or removal.

Patrick Shanahan, 62. Mr. Shanahan became President and Chief Executive Officer of Spirit AeroSystems in September 2023 and has served on the Board of Spirit since November 2021. Shanahan served as the 33rd Deputy Secretary of Defense from July 2017 to January 2019 and as Acting Secretary of Defense from January to June 2019. While at the Department of Defense, he led the development of critical digital and technological advancements for the U.S. military, including modernization in cybersecurity, artificial intelligence, and cloud computing. He led the Department’s Joint A.I. Center and published the Department’s A.I. Strategy. He directed efforts for the Department to invest in space-based technology, A.I. systems, and cutting-edge cyber capabilities. Prior to his service in the Department of Defense, Mr. Shanahan served for over 30 years in senior commercial and defense leadership roles at The Boeing Company, managing technology development, large-scale weapon system and aircraft integration, as well as global supply chains. Mr. Shanahan directed the design, production, and profitability of some of the most challenging and complex programs and aircraft, including the B787 Dreamliner and the Ground-based Midcourse Defense system. His roles included Senior Vice President of Supply Chain and Operations, Senior Vice President of Commercial Airplane Programs, Vice President and General Manager of Boeing Missile Defense Systems, and Vice President and General Manager of Boeing Rotorcraft Systems. Mr. Shanahan earned his Bachelor of Science degree in Mechanical Engineering from University of Washington, his Master of Science in Mechanical Engineering from the Massachusetts Institute of Technology, and his Master of Science in Management Studies from the Massachusetts Institute of Technology.

Irene Esteves, 66. Ms. Esteves became Executive Vice President and Chief Financial Officer of Spirit AeroSystems in June 2024 and has served on the Board of Spirit since May 2015. Ms. Esteves has broad experience in finance and corporate strategy across multiple industries. Ms. Esteves served as Executive Vice President and Chief Financial Officer of Time Warner Cable Inc., a provider of video, high-speed data and voice services, from July 2011 to May 2013. She previously served as Executive Vice President and Chief Financial Officer of XL Group plc. Prior to that, Ms. Esteves was Executive Vice President and Chief Financial Officer of Regions Financial Corporation. She has served on boards as a director of Roper Technologies, Inc. since 2021 and KKR Real Estate Finance Investment Trust since 2018. In the last five years, Ms. Esteves also served as a director of Aramark and R. R. Donnelley & Sons Company. Ms. Esteves earned an M.B.A. with highest honors from the J.L. Kellogg Graduate School of Management at Northwestern University and a B.B.A. from the University of Michigan School of Business. She is also a licensed helicopter pilot.

Sean Black, 54. Mr. Black became Senior Vice President, Engineering and R&T on June 1, 2022. Mr. Black joined Spirit AeroSystems in 2016. During his tenure at Spirit, he has held leadership roles as Vice President of Commercial Engineering across all Boeing, Airbus and Rolls Royce programs from January 2021 through May 2022, and as Vice President of Research and Development from September 2016 to January 2021. Mr. Black has over 25 years’ experience in the defense and aerospace industries. He started his career in the UK as a Research Engineer at BAE SYSTEMS Advanced Technology Centre and then as Engineering Manager for BAE SYSTEMS Aerostructures business unit. Mr. Black transferred to Airbus with the launch of the A350XWB program where he held a variety of leadership roles both in Europe and the United States spanning the full development lifecycle. Prior to his industrial career he held a Lectureship in Mechanical Engineering at the University of Dundee (Scotland). Mr. Black earned a Bachelor’s degree in Mechanical Engineering from the Dundee Institute of Technology (Scotland) and a Doctor of Philosophy in the field of Superabrasives from Liverpool John Moores University, England.

Terry George, 63. Mr. George became Senior Vice President of Wichita and Tulsa Operations on November 27, 2023. From April 1, 2022 to November 26, 2023 he served as Senior Advisor of Advance Manufacturing Strategy. From January 29, 2020 to March 31, 2022 he served as SVP, Boeing 737 Program and Operations and Advanced Manufacturing Strategy. From July 2018 to January 29, 2020, Mr. George served as Vice President of New Product Development and Advanced Manufacturing Strategy. In this role, he was responsible for the Company’s factory automation strategy and implementation and new aircraft development. Additional roles include; Vice President and General Manager of Airbus Programs, Kinston, NC from July 2016 - 2018, several positions on the B787 program including Vice President of B787 Program Management, Senior Director and Director of B787 Operations, product line manager for the B787 Composites Fabrication and lastly, part of the Life Cycle Product team for the B787 program from June 2003 - April 2005. Mr. George began his career at Boeing in July 1983 in Industrial Engineering and was named manager on the B737 program in 1991. In 1995, he was named product line manager of Automated Fastening for the B737 program. Mr. George earned his bachelor’s and master’s degrees in Business Administration, both from Wichita State University.

Kailash Krishnaswamy, 47. Mr. Krishnaswamy became Senior Vice President and Chief Procurement Officer in July 2024. Prior to this role, Mr. Krishnaswamy served as Senior Vice President of Aftermarket Services from October 2021 to July

2024. Prior to this role, Mr. Krishnaswamy served as Vice President of Mergers and Acquisitions (“M&A”), and China Operations from March 2017 to October 2021. Mr. Krishnaswamy joined Spirit in March 2017 from United Technologies Corporation (UTC) where he was a senior director in Corporate M&A from November 2015 to March 2017. In that role, he was responsible for company wide business and financial strategies including digital transformation, additive manufacturing, capital markets alternatives, divestitures and M&A. His first assignment at UTC was to execute the sale of Sikorsky. Prior to UTC, Mr. Krishnaswamy held investment banking positions at Credit Suisse, where he developed and executed M&A transactions in the Aerospace & Defense sector. He began his career at Honeywell Aerospace providing technology strategy, competitive intelligence, intellectual property and innovation portfolio expertise to internal R&D teams. Mr. Krishnaswamy is a graduate of the Indian Institute of Technology, Delhi, has a Master of Business Administration from the University of Chicago Booth School of Business, and earned a Ph.D. in mechanical control systems from the University of Minnesota.

Scott McLarty, 55. Mr. McLarty became Senior Vice President of Airbus Programs in 2018, with the addition of the Regional Business Jets Programs in October 2021 after the acquisition of the Bombardier assets. From December 2011 to November 2018, Mr. McLarty was Vice President with responsibility for the Company’s U.K. and Malaysia business units and was responsible for developing the strategy and driving profitable growth in those regions. From 2006-2011 he held the positions of Global Operations & HR Director for Spirit Europe. Mr. McLarty originally joined the Company in April 2006 as part of the acquisition of the UK BAE Systems’ Aerostructures business unit which created Spirit AeroSystems (Europe) Ltd. During his time at BAE Systems Mr. McLarty held various senior positions, latterly as Director of Business Improvement, Planning & Support as well as prior roles in Operations, Project Management, Business Improvement, Supply Chain and HR. Throughout his 35 years in the industry, Mr. McLarty has overseen many customer relationships such as Boeing, Airbus, Hawker, BAE Business Jets, Bombardier, Rolls Royce & UK Military programs. Mr. McLarty is a member of the board of directors at the UK Aerospace Growth Partnership (AGP) and the UK Aerospace, Defense, Space & Security Group (ADS Group). Mr. McLarty also held the position of Vice Chair of the Scottish Government’s Enterprise & Strategic Skills Board until its conclusion in 2022. He is a Chartered Fellow of the Institute of Personnel Development (FCIPD) and a Fellow of the Royal Aeronautical Society. Mr. McLarty attended Kilmarnock Technical College from 1986-1990 and the Cranfield University School of Management from 1995-1996. Mr. McLarty also holds a PPL(H) pilots license.

Justin Welner, 55. Mr. Welner became Senior Vice President and Chief Administration Officer & Compliance Officer in October 2021. In this role, Mr. Welner oversees a number of functional areas for Spirit, including human resources, corporate affairs, information technology, environmental health & safety, sustainability, compliance, and risk management. Mr. Welner previously served as Vice President of Human Resources, Corporate Affairs, Information Technology, CEO Business Management and Strategy; Vice President, Human Resources, Corporate Communications and Environment, Health and Safety and Security; Vice President of Human Resources, Communications and EHS and Vice President of Labor Relations, Compensation and Benefits. Mr. Welner joined Spirit in 2012 from Bombardier Learjet, where he served as Director of Human Resources, overseeing all human resource functions. He held numerous other leadership roles within Learjet Business Aircraft in Wichita, Kansas, during his nearly 20 years with the company. In 2017, Mr. Welner joined the IAM National Pension Fund and the Board of Trustees as an Employer Trustee. He is a former member of WSU Tech’s board of directors, and a former board member of the Make-A-Wish foundation. Mr. Welner earned his Bachelor degree in Business Administration from Washburn University and a Master of Business Administration from Wichita State University.

David Myers, 40. Mr. Myers became Vice President, General Counsel and Corporate Secretary of Spirit AeroSystems in November 2024. He previously served as Deputy General Counsel from May 2024 to November 2024 overseeing the corporate legal function, including capital markets, M&A, governance, securities, employee benefits, and other matters. Prior to that he served as Associate General Counsel from August 2021 to May 2024 with similar responsibilities. He served as Senior Corporate Counsel and Assistant Secretary at The Greenbrier Companies, Inc., which designs, manufactures and markets railroad freight car equipment and services, from January 2020 to August 2021 and in other legal roles there from July 2017 to January 2020. At The Greenbrier Companies, Mr. Myers took on increasing responsibility across a broad range of corporate, commercial and other legal functions. Prior to joining The Greenbrier Companies, he served in various in-house and law firm counsel positions. Mr. Myers earned a J.D. magna cum laude from Willamette University, an LL.M. in taxation from the University of Washington, and a B.A. in political science from Brigham Young University.

Keith Schrader, 52. Mr. Schrader became the Vice President for Defense and Space of Spirit AeroSystems in November 2024 after serving as Vice President, Defense Operations from April 2024 to November 2024. Mr. Schrader was the President and Chief Executive Officer of Walbar Engine Components, a manufacturer of turbine engine components, from September 2020 to March 2024 and was the Vice President and General Manager for GKN Aerospace, a supplier of airframe and engine structures, landing gear, electrical interconnection systems, transparencies, and aftermarket services, from December 2017 to August 2020. He has been in the aviation industry for more than 25 years. Mr. Schrader began his career in 1997 at Boeing as a sheet metal mechanic on the 747, taking on progressive responsibilities on the 737, 767, 777, 787 and KC-46 fuselage and propulsion programs. During his time at Boeing, he led the 777 to successful delivery of the initial phase of the freighter and conceptualized and put in place the “Service Ready” approach to 100% defect free products. In 2013, he left Boeing to pursue executive roles at GKN Aerospace and LMI Aerospace in executive operations and program roles for both commercial and defense programs. As part of his work on defense programs, Mr. Schrader has led teams to oversee and support customers on the B-21, F-15, F-18, CH53K, and F-35 platforms. Mr. Schrader holds a Bachelor of Science from Southwestern University and an M.B.A. from Baker University.

Gregg Brown, 56. Mr. Brown is Senior Vice President, Global Quality of Spirit AeroSystems. Mr. Brown has over 38 years in aviation, joining Spirit in March 2024 from Jet Blue Airways, where he was Vice President of Technical Operations from February 2023 to March 2024. In that role, he was responsible for quality and delivery of safe, reliable and on-time aircraft to the operation. He served as Vice President of Technical Operations for Spirit Airlines from March 2022 to February 2023 and as Chief Quality and Compliance Officer for MRO Holdings (an aircraft maintenance and modification provider) in Irving, Texas, from 2018 to 2022. Between 1994 and 2018, Mr. Brown held numerous positions with Southwest Airlines, including his last role as Senior Director of Quality/FAA Liaison, leadership positions in Maintenance Operations/Control and Airframe Field Services, and front-line positions as an Aviation Maintenance Technician and Quality Control Inspector. He was also previously employed by Delta Air Lines as an aircraft mechanic and is a veteran of the United States Air Force, where he served as a crew chief on the B-52H Stratofortress strategic bomber. Mr. Brown holds FAA certificates as a private pilot and airframe and powerplant mechanic and earned a Bachelor’s degree in Aviation Science from Eastern New Mexico University.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock, par value $0.01 per share (“Common Stock”), trades on the New York Stock Exchange under the symbol “SPR.” As of January 16, 2025, there were 2,107 holders of record of Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents securities authorized for issuance under equity compensation plans as of December 31, 2024.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)(3)(4)	(b)	(c)

Equity compensation plans approved by security holders
•Omnibus Incentive Plan of 2014(1)	2,115,369	N/A	5,937,026
•Employee Stock Purchase Plan(2)	—	N/A	3,361,044
Equity compensation plans not approved by security holders	—	—	—
Total	2,115,369	—	9,298,070

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

Stock Performance

The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return of our Common Stock, Standard & Poor’s 500 Stock Index, and the Standard & Poor’s 500 Aerospace & Defense Index. Such returns are based on historical results and are not intended to suggest future performance. No dividend payments were made on our Common Stock during the year ended December 31, 2024.

Comparison of Cumulative Five Year Total Returns

250
200
150
100
50
0
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Spirit AeroSystems Holdings, Inc.
S&P 500 Index
S&P 500 Aerospace & Defense Index

INDEXED RETURNS	Years Ending
Company/Index	Base Period 12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Spirit AeroSystems Holdings, Inc.	100	53.73	59.28	40.76	43.76	46.93
S&P 500 Index	100	118.40	152.39	124.79	157.59	197.02
S&P 500 Aerospace & Defense Index	100	83.94	95.03	111.54	119.09	136.24

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

No dividends were paid during 2024.

Issuer Purchases of Equity Securities

The following table provides information about our repurchases during the three months ended December 31, 2024 of our Common Stock that is registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (3)
	($ in millions other than per share amounts)

September 27, 2024 - October 31, 2024	89,666	$32.38	—	$925.0
November 1, 2024 - November 28, 2024	15,060	$30.70	—	$925.0
November 29, 2024 - December 31, 2024	253,468	$32.87	—	$925.0
Total	358,194	$32.66	—	$925.0

(1)Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, September 27, 2024 was the first day of our October 2024 fiscal month.
(2)358,194 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards and restricted stock units under the Omnibus Plan. No purchases were made under our Board-approved share repurchase program, described in footnote (3) below.
(3)On October 28, 2018, the Board of Directors increased the capacity of our share repurchase program to $1.0 billion. During the twelve months ended December 31, 2024, the Company repurchased no shares of Common Stock. The total authorization amount remaining under the share repurchase program is $925.0 million. Share repurchases are currently on hold. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

Item 6. [Reserved]

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

Management’s Focus

For the year ended December 31, 2024, management’s focus was on:
•completing alignment with customers and delivering on our commitments;
•stabilizing and de-risking operations;
•improving teamwork to overcome challenges and achieve goals; and
•strengthening Spirit financially

For the year ending December 31, 2025, management’s focus is on:
•quality, safety, and compliance
•operational execution required to deliver on our commitments to customers
•improve efficiency resulting in cost reductions; and
•executing on strategic transactions

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

We expect that our operating environment will continue to remain dynamic and evolve in 2025. We continue to monitor and evaluate related risks and uncertainties relating to macroeconomic conditions, including the items discussed in Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

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

The Merger Agreement includes termination provisions under which either Holdings or Boeing may terminate the Merger Agreement in various circumstances, including if the Merger has not been consummated by March 31, 2025, subject to three automatic three-month extensions if on each such date all of the closing conditions except those relating to regulatory approvals or the disposition of the Spirit Airbus Business have been satisfied or waived (such date, as so extended (if applicable), the “Outside Date”). Upon termination of the Merger Agreement in specified circumstances, Boeing would be required to pay to Holdings a termination fee of $300.0 million reduced (but not to less than zero) by the aggregate then-outstanding amount of cash advances to be repaid by the Company to Boeing, whether or not then due and payable, pursuant to the applicable agreements governing cash advances by Boeing to the Company.

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

Other than transaction expenses associated with the Merger of $66.0 million for the year ended December 31, 2024, recorded within Selling, general and administrative expense in our Consolidated Statements of Operations, the Merger Agreement did not affect the Company’s consolidated financial statements for the year ended December 31, 2024.

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

Assets Held for Sale

On November 17, 2024, the Company entered into a definitive agreement to sell our Fiber Materials, Inc. (“FMI”) business, a fully owned subsidiary of Spirit AeroSystems, Inc., for $165.0 million, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. The transaction closed on January 13, 2025. For additional information, see Note 30 Acquisitions and Dispositions.

B737 Program

The B737 MAX program is a critical program to the Company. For the twelve months ended December 31, 2024, 2023, and 2022 approximately 39%, 45%, and 45% of our net revenues, respectively, were generated from sales of components to Boeing for the B737 aircraft, as compared to 53% for the twelve months ended December 31, 2019, which was the most recent period to exclude impacts from the MAX grounding and the global pandemic crises. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Special Business Provisions and the General Terms Agreement (collectively, the “Sustaining Agreement”) between Spirit and Boeing. The Sustaining Agreement is a requirements contract and Boeing can reduce the purchase volume at any time.

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. In November 2020, the FAA issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes to be made before the aircraft returned to service. Boeing’s deliveries of the B737 MAX resumed in the fourth quarter of 2020. Since November 2020, regulators from Brazil, Canada, China, the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service. During the twelve months ended December 31, 2024, Boeing continued to announce orders for the B737 MAX.

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

The B737 MAX 9 derivative fleet was temporarily grounded by the FAA while certain safety inspections were completed and to allow the FAA time to review any required maintenance actions following the January 5, 2024 in-flight incident on a B737 MAX 9 aircraft flown by Alaska Airlines. The B737 MAX 9 fleet returned to service on January 26, 2024 after mandatory inspections were completed. We are participating in investigations relating to this incident. For additional information, see Note 23 Commitments, Contingencies and Guarantees.

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

B787 Program

During the year ended December 31, 2022, our estimates for further production rate decreases and build schedule changes, supply chain costs, and other costs, including costs of rework, drove additional forward loss charges of $93.5 million. During the year ended December 31, 2023, our estimates related to the impact of the IAM agreement, additional labor and supply chain cost growth drove additional forward loss charges of $93.0 million recognized through the quarter ended September 29, 2023. On October 12, 2023, we executed a Memorandum of Agreement with Boeing (the “2023 MOA”), where among other items, we established recurring shipset price increases effective for line unit 1164 through line unit 1605 with a mutual goal of concluding good faith pricing negotiations, other interests and considerations 12 months prior to the delivery of line unit 1605. As a result, we reversed previously recognized forward loss charges of $205.6 million and also reversed a previously recognized material right obligation of $154.6 million in the quarter ended December 31, 2023. During the year ended December 31, 2024, our updated estimates drove an additional $483.3 million of forward loss primarily related to schedule changes, additional labor and supply chain cost growth. Additional production rate changes, changes in cost assessments, claims, labor work stoppages, supply chain cost changes, or changes to the scope of quality issues and any associated rework, could result in an incremental loss provision.

Airbus Programs

During the year ended December 31, 2022, the A350 program recorded additional forward loss charges of $105.7 million driven by estimated quality-related costs, non-recurring engineering and tooling costs, and additional labor, freight, and other cost requirements driven by parts shortages, production and quality issues, and customer production rate changes. The A350 program recorded additional forward loss charges of $121.3 million for the year ended December 31, 2023, driven by labor and production cost growth, higher supply chain costs and schedule revisions. For the year ended December 31, 2024, our updated estimates drove $359.2 million of incremental estimated forward loss on the A350 program, driven primarily by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, and the impact of factory performance and supply chain cost growth.

During the year ended December 31, 2022, the A220 wing program recorded forward loss charges of $25 million primarily related to the bankruptcy of a supplier and associated failure to deliver key parts on the program. The A220 program recorded additional forward losses of $164.8 million for the year ended December 31, 2023, primarily related to higher production, labor and supply chain costs. During the year ended December 31, 2024, our updated estimates drove $328.8 million of incremental estimated forward loss on the A220 program, driven by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, schedule changes, and increased production and supply chain costs.

Critical Accounting Estimates

The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) requires management to use estimates and assumptions. The results of these estimates form the basis for making judgments that may affect the reported amounts of assets and liabilities, including the impacts of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to inventory, revenue, income taxes, financing obligations, warranties, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes that the quality and reasonableness of our most critical accounting policies enable the fair presentation of our financial position and results of operations. However, the sensitivity of financial statements to these methods, assumptions, and estimates could create materially different results under different conditions or using different assumptions. We believe application of these policies requires difficult, subjective, and complex judgments to estimate the effect of inherent uncertainties. This section should be read in conjunction with Note 4 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.

Revenues and Profit Recognition

Revenue is recognized using the principles of ASC 606 (“ASC 606”), Revenue from contracts with customers. Revenue is recognized when, or as, control of promised products or services transfers to a customer, and the amount recognized reflects the consideration that the Company expects to receive in exchange for those products or services. See Note 4 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, for a further description of revenue recognition under ASC 606. In determining our profits and losses in accordance with this method, we are required to make significant judgments regarding our future costs, variable elements of revenue, the standalone selling price, and other variables. We continually review and update our assumptions based on market trends and our most recent experience. If we make material changes to our assumptions, we may have positive or negative cumulative catch-up adjustments related to revenues previously recognized, and in some cases, we may adjust forward loss reserves. When we experience abnormal production costs such as excess capacity costs the Company expenses the excess costs in the period incurred and reports as segment costs of goods sold. These excess costs (actual and estimated future costs) are excluded from the estimates at completion of our accounting contracts with customers. For a broader description of the various types of risks we face related to new and maturing programs, see Item 1A. “Risk Factors”.

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

As of September 27, 2024 the balance of goodwill was $631.1 million. The goodwill primarily represents the purchase price in excess of the fair value of the net assets acquired and liabilities assumed in connection with the acquisition of Fiber Materials Inc. (“FMI”) in the first quarter of 2020, the completion of the acquisition of the outstanding equity of Short Brothers plc (“Shorts”) and Bombardier Aerospace North Africa SAS (“BANA”), and substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Bombardier Acquired Businesses”), along with the assumption of certain liabilities of Shorts and BANA (the “Bombardier Acquisition”) in the fourth quarter of 2020 and the acquisition of the assets of Applied Aerodynamics, Inc. during the three months ended July 1, 2021. There was no impairment of goodwill for the years ended December 31, 2024 or December 31, 2023. For the year ended December 31, 2024, in accordance with our annual assessment policy, we exercised our option to bypass the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test as of the beginning of the fourth quarter. Management concluded through the quantitative assessment that the fair value of each of our reporting units substantially exceeded the respective carrying value for each reporting unit, and therefore, no impairment existed as of the annual assessment date during the fourth quarter of 2024.

The quantitative goodwill impairment test requires significant use of judgment and assumptions, such as the identification of reporting units, the assignment of assets and liabilities to reporting units, and the determination of fair value of the reporting units. We applied what we believe to be the appropriate valuation methodology for our reporting units to determine the respective fair values, which included a combination of an income approach, derived from discounted cash flows, and a market approach, using the guideline public company method. The principal assumptions utilized in the income approach included management’s estimated pro forma financial information, including management’s best and most current estimates of the timing and level of production volumes and estimated future margins, long-term growth rates and discount rate. The principal assumptions utilized in the market approach included management’s pro forma financial information and selected market multiples. We believe the assumptions and estimates made were reasonable and appropriate. The assumptions were based on our most recent experience, our contractual backlog, and market trends, including projected long-term inflation rate, GDP growth for the U.S. and the long-term growth expectations of the aerospace industry. Margin assumptions include management’s best and most current estimates of the potential impacts of continued cost pressures related to labor, inflation and supply chain challenges that have been realized in year 2024, as noted in the Global Economic Conditions section above. We determined the discount rate for each of our reporting units using a weighted average cost of capital adjusted for risk factors including risk associated with 737 MAX production growth assumptions, and other industry-specific, market-based and economic factors. Based on the results of our assessment, management believes that the amount of excess fair value over the carrying value of each of our reporting units is sufficient to remain through a range of scenarios that are considered by management to be reasonably likely to occur, however, the variability of the factors used in our assessment depends on a number of conditions, and actual results and forecasts of revenue growth and margins for our reporting units may be impacted by industry, market and business risks and uncertainties including those identified in Item 1A. “Risk Factors”. If such factors impact our ability to achieve forecasted revenue growth rates and margins, the fair value of one or more of our reporting units could decrease, which, if significant, may result in an impairment.

Pension

Many of our employees have earned benefits under the defined benefit pension plans. Effective as of December 31, 2005, we had one qualified plan and one nonqualified plan providing supplemental benefits to executives who transferred from a Boeing nonqualified plan to a Spirit plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of the Boeing Acquisition (i.e., no future service benefits are being earned in these plans). The Company intends to fund its qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans’ participants and are structured to maintain liquidity that is sufficient to pay benefit obligations. Effective October 1, 2021, the Company spun off a portion of the existing Pension Value Plan (“PVP A”), called PVP B. As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022.

Additionally, in the twelve months ended December 31, 2022 the Company adopted and communicated to participants a plan to terminate the PVP A. During the twelve months ended December 31, 2022, the PVP A plan was amended, providing for an enhancement to benefits the Company is providing to certain U.S. employees in conjunction with the plan termination. The estimated liability impact of this plan amendment, $0.0 million, was recognized immediately as a non-cash, pre-tax non-operating charge for amortization of prior service costs. The Company recognized additional non-cash, pre-tax non-operating accounting charges of $34.7 million related to the plan termination, primarily reflecting the accounting for bulk lump-sum payments made in the fourth quarter of 2022, which resulted in a settlement charge related to the accelerated recognition of the actuarial losses for the PVP A plan that were previously included in the Accumulated other comprehensive loss line item in the Stockholders’ Equity section of the Company’s Balance Sheet.

In the fourth quarter of 2023, the Company applied final settlement accounting to the PVP A. During 2023, the Company received excess plan asset reversion of $188.5 million of cash from PVP A. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the year ended December 31, 2023. Excise tax of $37.7 million related to the reversion of excess plan assets was separately recorded to the Other expense, net line item on the Consolidated Statements of Operations for the year ended December 31, 2023. See also Note 24 Other Expense, net to our consolidated financial statements included in Item 8 of this Annual Report for more information. At December 31, 2023 and 2022, an excess pension plan asset reversion of $61.1 million and $71.1 million is recorded on the Restricted plan assets line item on the Company’s Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over five years as they are distributed to employees under a qualified benefit program.

In 2006, as part of the acquisition of BAE Aerostructures, the Company established a U.K. defined benefit pension plan for those employees based in Prestwick that had pension benefits remaining in BAE Systems’ pension plan. Effective December 31, 2013, this Prestwick pension plan was closed and benefits were frozen and thereafter subject only to statutory pension revaluation.

On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired two further defined benefit plans for current and former employees at the Belfast location. As of December 31, 2021, the Company had concluded its consultation and communication with employee and Trade Union representatives on the closure of the largest of the defined benefit plans acquired as part of the Bombardier Acquisition, the Shorts Pension (as defined below). The outcome is that the Shorts Pension was amended and closed to the future accrual of benefits for all employees who are members of the plan, effective December 10, 2021. From December 11, 2021, affected employees will build up future retirement savings in a new defined contribution scheme. For the twelve months ended December 31, 2021, the impact of the closure of the Shorts Pension resulted in a curtailment gain of $61.0 million. The remaining plan is closed to new hires and the future accrual of benefits, as the final employees accruing service in the plan left Company employment. See Note 18, Pension and Other Post-Retirement Benefits for more information. In accordance with legislation, each of the U.K. plans and their assets are managed by independent trustee companies.

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

For additional information, see Item 1A. “Risk Factors”. We could be required to make future contributions to our defined benefit pension and post-retirement benefit plans as a result of adverse changes in interest rates and the capital markets. Adverse changes in the securities markets or interest rates, changes in actuarial assumptions, and legislative or other regulatory actions could substantially increase the costs of these plans and could result in a requirement to contribute additional funds to the plans.

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

We record income tax provision or benefit based on the pre-tax income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for the uncertainty in income taxes. The final tax outcome for these matters may be different than management’s original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. We use the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense. See Note 21 to the Consolidated Financial Statements, Income Taxes, for further discussion.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve Months Ended
	December 31, 2024 (1)	December 31, 2023 (1)(2)	December 31, 2022 (2)
	($ in millions)
Net revenues	$6,316.6	$6,047.9	$5,029.6
Cost of sales	7,689.0	5,841.7	4,981.0
Gross loss	(1,372.4)	206.2	48.6
Selling, general and administrative	365.5	281.9	279.2
Restructuring costs	0.7	7.2	0.2
Research and development	47.5	45.4	50.4
Other operating expense	—	5.9	—
Operating loss	(1,786.1)	(134.2)	(281.2)
Interest expense and financing fee amortization	(353.5)	(318.7)	(244.1)
Other expense, net	(2.0)	(140.4)	(14.1)
Loss before income taxes and equity in net income (loss) of affiliates	(2,141.6)	(593.3)	(539.4)
Income tax benefit (provision)	2.4	(22.5)	(5.2)
Loss before equity in net income (loss) of affiliates	(2,139.2)	(615.8)	(544.6)
Equity in net income (loss) of affiliates	0.2	(0.3)	(1.6)
Net loss	$(2,139.0)	$(616.1)	$(546.2)
Less noncontrolling interest in earnings of subsidiary	(0.8)	(0.1)	0.5
Net loss attributable to common shareholders	$(2,139.8)	$(616.2)	$(545.7)

(1)See “Twelve Months Ended December 31, 2024 as Compared to Twelve Months Ended December 31, 2023” for detailed discussion of operating data.
(2)See “Twelve Months Ended December 31, 2023 as Compared to Twelve Months Ended December 31, 2022” for detailed discussion of operating data.

Comparative shipset deliveries by model are as follows:

	Twelve Months Ended
Model	December 31, 2024	December 31, 2023	December 31, 2022
B737	268	356	281
B747	—	—	1
B767	25	33	31
B777	28	32	26
B787	55	36	20
Total Boeing	376	457	359
A220 (1)	82	63	60
A320 Family	648	573	591
A330	36	35	27
A350	59	54	48
Total Airbus	825	725	726
Total Business/Regional Jets	231	236	212
Total	1,432	1,418	1,297

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

Net revenues by prime customer are as follows:

	Twelve Months Ended
Prime Customer	December 31, 2024	December 31, 2023	December 31, 2022
	($ in millions)
Boeing	$3,693.1	$3,847.1	$3,008.9
Airbus	1,334.9	1,144.6	1,098.2
Other	1,288.6	1,056.2	922.5
Total net revenues	$6,316.6	$6,047.9	$5,029.6

Changes in Estimates

During the twelve months ended December 31, 2024, we recognized unfavorable change in estimates of $1,428.6 million, including forward loss charges of $1,366.2 million and unfavorable cumulative catch-up adjustments of $62.4 million. The forward loss charges were primarily driven by current production performance, and supply chain cost growth on the A350 and A220 programs, additional labor and supply chain cost growth on the B787 program, increased costs related to factory performance on the B767 program and supply chain cost estimates on the KC-135 program. Unfavorable cumulative catch-up adjustments were primarily driven by increased production costs associated with changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS on the B737 program. These were partially offset by favorable cumulative catch-up adjustment in Defense & Space. This change in business process for the B737 units has delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. Additionally, we are maintaining a higher cost profile for a planned rate increase that has now been delayed because of the production rate limitations on the B737 program.

During the twelve months ended December 31, 2023, we recognized unfavorable changes in estimates of $320.9 million, including forward loss charges of $470.3 million and unfavorable cumulative catch-up adjustments of $56.2 million, partially offset by a reversal of forward loss charges of ($205.6) million on the B787 resulting from the execution of the Memorandum of Agreement signed on October 12, 2023 with Boeing (the “2023 MOA”), resulting in a net $264.7 million of forward loss charges in 2023. The forward loss charges were primarily driven by labor and production cost growth, higher supply chain costs, and schedule revisions on the A350 program and additional labor, the impact of the IAM agreement and supply chain cost growth on the B787 program, increased factory performance and supply chain costs on the B767, higher production, labor and supply chain costs on the A220 program, and production costs incurred including the impact of the IAM agreement on the Sikorsky CH-53K program. Unfavorable cumulative catch-up adjustments were primarily recognized on the B737 MAX and A320 programs. The Boeing B737 MAX program unfavorable cumulative catch-up adjustment reflects increased supply chain, raw material, factory performance and other costs on the program including the impact of the IAM union negotiations. The A320 program unfavorable cumulative catch-up adjustment was driven by production cost overruns experienced due to operational and supply chain disruptions, and foreign currency movements.

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

Twelve Months Ended December 31, 2024 as Compared to Twelve Months Ended December 31, 2023

Net Revenues.  Net revenues for the twelve months ended December 31, 2024 were $6,316.6 million, an increase of $268.7 million, or 4.4%, compared with net revenues of $6,047.9 million, for the prior year. The increase in revenue was primarily driven by increased Commercial segment production on the B777, A350, and A320 programs. The remaining increase was primarily due to greater Defense segment revenues on classified programs and CH-53K and greater Aftermarket sales. These increases were partially offset by decreases in revenue on the B737, B767, B787, and business jet programs in the Commercial segment and decreased P-8 and KC-46 Tanker sales in the Defense segment. The B787 revenues were lower as compared to prior year despite higher current year deliveries due to the reversal in 2023 of a previously recognized material right obligation of $154.6 million as a result of the 2023 MOA with Boeing. Additionally, we recognized non-recurring revenues on the FLRAA program associated with Spirit’s closeout of the program. Approximately 80% of the Company’s net revenues in 2024 came from our two largest customers, Boeing and Airbus.

Deliveries to Boeing decreased 81 shipsets to 376 shipsets during the twelve months ended December 31, 2024, compared to 457 shipsets delivered in the prior year. The decrease was primarily driven by 88 fewer B737 MAX deliveries resulting from delivery delays caused by increased quality and final inspection measures undertaken by Boeing partially offset by higher deliveries on twin aisle programs, particularly the B787 program, which included 19 more deliveries. Deliveries to Airbus increased to 825 shipsets during the twelve months ended December 31, 2024, compared to 725 shipsets delivered in the prior year. The increase of 100 shipset was primarily driven by 75 more deliveries on the A320 program along with increases on every Airbus program. Production deliveries of business/regional jet wing and wing components decreased to 231 shipsets during the twelve months ended December 31, 2024, compared to 236 shipsets delivered in the prior year.

Gross Profit (Loss). Gross loss for the twelve months ended December 31, 2024 was ($1,372.4) million, as compared to a gross profit of $206.2 million for the same period in the prior year, a decrease in gross profit of $1,578.6 million. The decrease in gross profit was primarily driven by Commercial segment results, which included a reduction in gross profit on the lower B737 MAX production revenue and greater forward loss charges on the B787, B767, A350 and A220 programs. Additionally, 2024 results exclude the favorable adjustments related to the 2023 MOA that included forward loss reversals of $205.6 million and material right obligation liability reversal of $154.6 million that increased margin in 2023. The Commercial segment also includes margin deterioration on the B777 and A320 programs. Increased gross profit in the Defense segment was driven by the impact of additional revenues from higher activity on development programs, higher production on the Sikorsky CH-53K and progress on classified programs partially offset by forward losses recorded on the KC-46 Tanker and KC-135 programs, and decreased deliveries of P-8 units under the Boeing B737 program. Lower profit in our Aftermarket segment was driven by the increased spares sales which have lower margins. The variance in profit from the prior year period also includes the impact of higher excess capacity costs in both the Commercial and Defense segments. In the twelve months ended December 31, 2024, we recognized $196.5 million of excess capacity production costs driven by production schedule changes on B737 MAX and A220 programs, and $0.7 million of restructuring costs, compared to prior year excess capacity cost of $184.1 million, $8.3 million related to the temporary production pause during the strike and related contract negotiation of employees represented by the International Association of Machinists and Aerospace Workers (“IAM”), and $7.2 million of restructuring costs. In the twelve months ended December 31, 2024, we recognized $62.4 million of unfavorable cumulative catch-up adjustments related to periods prior to the twelve months ended December 31, 2024, and $1,366.2 million of net forward loss charges. In the twelve months ended December 31, 2023, we recorded $56.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the twelve months ended December 31, 2023, and $264.7 million of net forward loss charges.

SG&A and Research and Development.  SG&A expense was $83.6 million higher for the twelve months ended December 31, 2024, compared to the same period in the prior year, primarily due to increased purchased services for merger related activities of $66.0 million and certain employee retention-related expenditures outlined in the Merger Agreement of $21.5 million. Research and development expense for the twelve months ended December 31, 2024 was $2.1 million higher as compared to the same period in the prior year.

Restructuring Costs. Restructuring costs were $6.5 million lower for the twelve months ended December 31, 2024, compared to the same period in the prior year. The variance is primarily driven by the results of the voluntary separation program activity in the prior year.

Operating Loss.  Operating loss for the twelve months ended December 31, 2024 was $1,786.1 million, an increase in loss of $1,651.9 million, compared to operating loss of $134.2 million for the prior year. The increased loss was primarily driven by higher unfavorable changes in estimates in the current year and increased SG&A expenses related to the merger.
Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the twelve months ended December 31, 2024 increased by $34.8 million as compared to the prior year. Current year interest expense and financing fee amortization included $325.9 million of interest and fees paid or accrued in connection with long-term debt and $19.9 million in amortization of deferred financing costs and original issue discount compared to $279.6 million of interest and fees paid or accrued in connection with long-term debt and $11.6 million in amortization of deferred financing costs and original issue discount for the prior year. Additionally, a loss on extinguishment of debt of $17.3 million was recorded in twelve months ended December 31, 2023 related to the extinguishment of the 2025 Notes. The increase in interest expense for the current year was driven by the higher interest rate on the Second Lien 2030 Notes compared to the refinanced Second Lien 2025 Notes, the addition of the Exchangeable Senior Notes, and the addition of the Bridge Credit Agreement.

Other Expense, net.  Other expense for the twelve months ended December 31, 2024 was $2.0 million, compared to other expense of $140.4 million for the same period in the prior year. The $138.4 million decrease in other expense primarily reflects net foreign exchange gains of $9.6 million in the current year, compared to a loss of $13.9 million in the prior year, excise tax of $0.3 million in the current year related to a pension plan net assets reversion (see Note 18 Pension and Other Post-Retirement Benefits), as compared to $37.7 million of excise taxes in the prior year also related to a reversion, loss on sale of receivables of $48.0 million in the current year as compared to $52.4 million of loss in the prior year, and net pension related income in the current year of $15.3 million compared to net pension related expense of $52.0 million in the prior year. The respective pension income/expense values are separately driven by special accounting impacts related to pension plan termination activities that were respectively undertaken in each period. See also Note 18 Pension and Other Post-Retirement Benefits.

Benefit (Provision) for Income Taxes. The income tax benefit for the twelve months ended December 31, 2024, was $2.4 million compared to an expense of $22.5 million for the prior year. The 2024 effective tax rate was 0.1% as compared to (3.8%) for 2023. The difference in the effective tax rate recorded for 2024 as compared to 2023 is due to tax expense previously stranded in OCI that was recognized in 2023 due to the termination of the pension.

Merger Agreement. Other than transaction expenses associated with the Merger of $66.0 million recorded within Selling, general and administrative expense in our Consolidated Statements of Operations, the Merger Agreement did not affect the Company’s consolidated financial statements for the year ended December 31, 2024.

Segments.  The following tables show segment revenues, segment gross profit and segment operating income for the twelve months ended December 31, 2024 and 2023:

Twelve Months Ended December 31, 2024	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$4,927.4	$975.2	$414.0	$—	$6,316.6
Cost of sales	(6,263.3)	(870.5)	(358.7)	—	(7,492.5)
Excess capacity costs	(186.5)	(10.0)	—	—	(196.5)
Segment gross (loss) profit	$(1,522.4)	$94.7	$55.3	$—	$(1,372.4)
Restructuring costs	(0.7)	—	—	—	(0.7)
Segment operating (loss) income (1)	$(1,523.1)	$94.7	$55.3	$—	$(1,373.1)
Selling, general and administrative	—	—	—	(365.5)	(365.5)
Research and development	—	—	—	(47.5)	(47.5)
Operating (loss) income	$(1,523.1)	$94.7	$55.3	$(413.0)	$(1,786.1)
Interest expense and financing fee amortization	—	—	—	(353.5)	(353.5)
Other expense, net	—	—	—	(2.0)	(2.0)
(Loss) income before income taxes and equity in net income of affiliates	$(1,523.1)	$94.7	$55.3	$(768.5)	$(2,141.6)

Twelve Months Ended December 31, 2023	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$4,885.0	$789.0	$373.9	$—	$6,047.9
Cost of sales	(4,627.3)	(736.4)	(293.9)	—	(5,657.6)
Excess capacity costs	(177.3)	(6.8)	—	—	(184.1)
Segment gross profit	$80.4	$45.8	$80.0	$—	$206.2
Restructuring costs	(6.3)	(0.9)	—	—	(7.2)
Other operating (expense) income (2)	(8.1)	(0.2)	2.4	—	(5.9)
Segment operating income (1)	$66.0	$44.7	$82.4	$—	$193.1
Selling, general and administrative	—	—	—	(281.9)	(281.9)
Research and development	—	—	—	(45.4)	(45.4)
Operating income (loss)	$66.0	$44.7	$82.4	$(327.3)	$(134.2)
Interest expense and financing fee amortization	—	—	—	(318.7)	(318.7)
Other expense, net	—	—	—	(140.4)	(140.4)
Income (loss) before income taxes and equity in net loss of affiliates	$66.0	$44.7	$82.4	$(786.4)	$(593.3)

(1)Inclusive of forward losses, changes in estimate on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2024 and 2023 are further detailed in Note 6, Changes in Estimates.
(2)The twelve months ended December 31, 2023 includes charges of $8.1 million and $0.2 million related to the temporary production pause for the Commercial and Defense & Space Segments, respectively, and ($2.4) million of benefit related to related to the settlement of a contingent consideration obligation related to a prior year acquisition for the Aftermarket Segment.

The Commercial, Defense & Space, and Aftermarket segments represented approximately 78%, 15%, and 7%, respectively, of our net revenues for the twelve months ended December 31, 2024. The Commercial, Defense & Space, and Aftermarket segments represented approximately 81%, 13%, and 6%, respectively, of our net revenues for the twelve months ended December 31, 2023.

Commercial Segment. Commercial segment net revenues for the twelve months ended December 31, 2024 were $4,927.4 million, an increase of $42.4 million, or 0.9%, compared to the same period in the prior year. The increase in revenue was primarily due to increased production on the B777, A350 and A320 programs in the current year period, partially offset by decreases in revenue on the B737, B767, B787 and Business Jet programs. The B787 revenues were lower as compared to prior year despite higher current year deliveries due to the reversal in 2023 of a previously recognized material right obligation of $154.6 million as a result of the 2023 MOA with Boeing. Commercial segment operating margins were (31%) for the twelve months ended December 31, 2024, compared to 1% for the same period in the prior year. The decrease in margin, compared to the same period in the prior year, was driven by higher unfavorable changes in estimates recorded in the current period as the prior period included the reversal of $205.6 million of forward losses on the B787 as a result of the 2023 MOA. Higher excess capacity costs and the relative impact of greater forward losses on the A350, A220, RB3070, and B787 programs, and margin deterioration on the A320 program also drove the year-over-year deterioration. The twelve months ended December 31, 2024 include excess capacity production costs of $186.5 million related to temporary B737 MAX, and A220 production schedule changes, and $0.7 million related to restructuring costs. The twelve months ended December 31, 2023 include excess capacity production costs of $177.3 million related to temporary B737 MAX, A320 and A220 production schedule changes, $8.1 million related to the temporary production pause, and restructuring costs of $6.3 million. In 2024, the segment recorded unfavorable cumulative catch-up adjustments of $83.5 million and $1,328.9 million of net forward loss charges. Unfavorable cumulative catch-up adjustments were primarily recognized on the B737 MAX and B777 programs, reflective of increased supply chain, raw material, factory performance and other costs on the program. The 2024 forward loss charges were primarily driven by current production performance, and supply chain cost growth on the A350 and A220 programs, additional labor and supply chain cost growth on the B787 program, and increased costs related to factory performance on the B767 program. Unfavorable cumulative catch-up adjustments were primarily recognized on the B737 MAX program, reflective of increased production costs associated with changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS on the B737 program. In comparison, during 2023, the segment recorded unfavorable cumulative catch-up adjustments of $45.6 million and $234.0 million of net forward loss charges. The 2023 forward loss charges were primarily driven by labor and production cost growth, higher supply chain costs, and schedule revisions on the A350 program and additional labor, the impact of the IAM agreement and supply chain cost growth on the B787 program, increased factory performance and supply chain costs on the B767, and higher production, labor and supply chain costs on the A220 program. The A320 program unfavorable cumulative catch-up adjustment was driven by production cost overruns experienced due to operational and supply chain disruptions, and foreign currency movements.

Defense & Space Segment. Defense & Space segment net revenues for the twelve months ended December 31, 2024 were $975.2 million, an increase of $186.2 million, or 23.6%, compared to the same period in the prior year. The increase in revenue was primarily due to increased CH-53K and classified program revenues, partially offset by decreases in Boeing P-8 and KC-46 Tanker program production. Defense & Space segment operating margins were 10% for the twelve months ended December 31, 2024, compared to 6% for the same period in the prior year. The increase in margin was driven by the impact of additional revenues from higher activity on development programs, higher production on the Sikorsky CH-53K and progress on classified programs partially offset by forward losses recorded on the KC-46 Tanker and KC-135 programs, and decreased revenue on P-8 units under the Boeing B737 program, the contracts for which include units produced for the Boeing P-8 program that are accounted for in the Defense & Space segment. Additionally, we recognized non-recurring revenues on the FLRAA program associated with Spirit’s closeout of the program. The twelve months ended December 31, 2024 includes excess capacity production costs of $10.0 million related to the temporary B737 production schedule changes. The year ended December 31, 2023 includes excess capacity production costs of $6.8 million related to the temporary B737 production schedule changes. In 2024, the segment recorded favorable cumulative catch-up adjustments of $21.1 million and $37.3 million of net forward loss charges. In comparison, during 2023, the segment recorded unfavorable cumulative catch-up adjustments of $10.6 million and $30.7 million of net forward loss charges.

Aftermarket Segment. Aftermarket segment net revenues for the twelve months ended December 31, 2024 were $414.0 million, an increase of $40.1 million, or 10.7%, compared to the same period in the prior year, reflecting an increase in spare part sales. Aftermarket segment operating margins were 13% for the twelve months ended December 31, 2024, compared to 22% for the same period in the prior year reflecting the impact of the increased spares sales which have lower margins and largely flat MRO revenues year-over-year.

Twelve Months Ended December 31, 2023 as Compared to Twelve Months Ended December 31, 2022

Net Revenues.  Net revenues for the twelve months ended December 31, 2023 were $6,047.9 million, an increase of $1,018.3 million, or 20.2%, compared with net revenues of $5,029.6 million for the prior year. The increase in revenue was primarily driven by increased Commercial segment production on the B737 MAX program. The remaining increase was primarily due to greater Commercial segment revenues on B787, business jet and B777 programs, partially offset by a decrease in revenue on the B747 program, increased Defense Segment Boeing P-8 production and classified program revenue, and greater Aftermarket segment sales. Approximately 83% of the Company’s net revenues in 2023 came from our two largest customers, Boeing and Airbus.

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

Gross Profit (Loss). Gross profit for the twelve months ended December 31, 2023 was $206.2 million, as compared to a gross profit of $48.6 million for the same period in the prior year, an increase in profit of $157.6 million The increase in profit was primarily driven by Commercial segment results, which included gross profit on the increased B737 MAX production revenue and the favorable adjustments related to the 2023 MOA that included forward loss reversals of $205.6 million and material right obligation liability reversal of $154.6 million. The Commercial segment also includes greater gross profit on the increased B777 sales partially offset by greater forward loss charges on the A220 and A350 programs and margin deterioration on the A320 program. Decreased gross profit in the Defense segment was driven by the impact of forward loss charges recognized on the Sikorsky CH-53K and KC-46 Tanker programs, partially offset by increased profit recognized on the increased Boeing P-8 production revenue. Greater profit in our Aftermarket segment was driven by the increased sales. The variance in profit from the prior year period also includes the impact of higher excess capacity costs. In the twelve months ended December 31, 2023, we recognized $184.1 million of excess capacity production costs driven by production schedule changes on B737 MAX, A220 and A320 programs, $8.3 million related to the temporary production pause during the strike and related contract negotiation of employees represented by the IAM, and $7.2 million of restructuring costs, compared to prior year excess capacity costs of $157.3 million, the impact of the $29.1 million charge in relation to the suspension of activities related to customers in Russia, abnormal costs related to COVID-19 workforce adjustments of $9.6 million, and ($29.7) million of restructuring and other costs, including partial offset related to the recognition of the Aviation Manufacturing Jobs Protection Program (“AMJPP”) award. In the twelve months ended December 31, 2023, we recognized $56.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the twelve months ended December 31, 2023, and $264.7 million of net forward loss charges. In the twelve months ended December 31, 2022, we recorded $27.7 million of unfavorable cumulative catch-up adjustments related to periods prior to the twelve months ended December 31, 2022, and $250.3 million of net forward loss charges.

SG&A and Research and Development.  SG&A expense was $2.7 million higher for the twelve months ended December 31, 2023, as compared to the same period in the prior year, driven by increases in headcount, purchased services, incentives, and travel. Research and development expense for the twelve months ended December 31, 2023 was $5.0 million lower as compared to the same period in the prior year.

Restructuring Costs. Restructuring costs were $7.0 million higher for the twelve months ended December 31, 2023, compared to the same period in the prior year. The variance is primarily driven by the results of the voluntary separation program activity during the twelve months ended December 31, 2023.

Operating Loss.  Operating loss for the twelve months ended December 31, 2023 was $134.2 million, an improvement of $147.0 million, compared to operating loss of $281.2 million for the prior year. The improvement was primarily driven by the favorable adjustments resulting from the 2023 MOA partially offset by higher SG&A and restructuring expenses.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the twelve months ended December 31, 2023 increased by $74.6 million as compared to the prior year. Interest expense and financing fee amortization for the twelve months ended December 31, 2023 included $279.6 million of interest and fees paid or accrued in connection with long-term debt and $11.6 million in amortization of deferred financing costs and original issue discount, compared to $209.5 million of interest and fees paid or accrued in connection with long-term debt and $7.4 million in amortization of deferred financing costs and original issue discount for the prior year. Additionally, a loss on extinguishment of debt of $17.3 million was recorded during the twelve months ended December 31, 2023 related to the extinguishment of the 2025 Notes, as compared to a loss on extinguishment of debt of $7.2 million in the prior year related to the extinguishment of the prior credit agreement.

Other Expense, net.  Other expense for the twelve months ended December 31, 2023 was $140.4 million, compared to other expense of $14.1 million for the same period in the prior year. The $126.3 million increase in other expense primarily reflects net foreign currency exchange loss of $13.9 million in 2023, versus a net gain of $21.6 million in 2022, excise tax of $37.7 million in 2023 related to a pension plan net assets reversion (see Note 18 Pension and Other Post-Retirement Benefits), as compared to $6.8 million of excise taxes in 2022 also related to a reversion, loss on sale of receivables of $52.4 million in 2023 compared to a loss of $23.4 million in 2022, and net pension related expense of $52.0 million in 2023 versus net pension related expense of $30.2 million in 2022. The respective pension expense values were separately driven by special accounting impacts related to pension plan termination activities that were respectively undertaken in each period. See also Note 18

Pension and Other Post-Retirement Benefits. To a lesser extent, the increase in other expense also reflects the effect of a gain in 2022 of $20.7 million on the settlement of a repayable investment agreement between the Company and the U.K.’s Department for Business, Energy and Industrial Strategy (the “BEIS”) (see Note 24 Other Expense, net).

Benefit (Provision) for Income Taxes. The income tax expense for the twelve months ended December 31, 2023, was $22.5 million compared to income tax expense of $5.2 million for the prior year. The 2023 effective tax rate was (3.8%) as compared to (1.0%) for 2022. The difference in the effective tax rate recorded for 2023 as compared to 2022 is due to tax expense previously stranded in OCI that was recognized in 2023 due to the termination of the pension.

Segments.  The following tables show segment revenues and operating income for the twelve months ended December 31, 2023 and 2022:

Twelve Months Ended December 31, 2023	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$4,885.0	$789.0	$373.9	$—	$6,047.9
Cost of sales	(4,627.3)	(736.4)	(293.9)	—	(5,657.6)
Excess capacity costs	(177.3)	(6.8)	—	—	(184.1)
Segment gross profit	$80.4	$45.8	$80.0	$—	$206.2
Restructuring costs	(6.3)	(0.9)	—	—	(7.2)
Other operating (expense) income (2)	(8.1)	(0.2)	2.4	—	(5.9)
Segment operating income (1)	$66.0	$44.7	$82.4	$—	$193.1
Selling, general and administrative	—	—	—	(281.9)	(281.9)
Research and development	—	—	—	(45.4)	(45.4)
Operating income (loss)	$66.0	$44.7	$82.4	$(327.3)	$(134.2)
Interest expense and financing fee amortization	—	—	—	(318.7)	(318.7)
Other expense, net	—	—	—	(140.4)	(140.4)
Income (loss) before income taxes and equity in net loss of affiliates	$66.0	$44.7	$82.4	$(786.4)	$(593.3)

Twelve Months Ended December 31, 2022	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$4,068.4	$649.8	$311.4	$—	$5,029.6
Cost of sales	(3,993.0)	(571.5)	(250.4)	—	(4,814.9)
Excess capacity costs	(149.5)	(7.8)	—	—	(157.3)
Other segment items (3)	(8.6)	2.3	(2.5)	—	(8.8)
Segment gross (loss) profit	$(82.7)	$72.8	$58.5	$—	$48.6
Restructuring costs	(0.2)	—	—	—	(0.2)
Segment operating (loss) income (1)	$(82.9)	$72.8	$58.5	$—	$48.4
Selling, general and administrative	—	—	—	(279.2)	(279.2)
Research and development	—	—	—	(50.4)	(50.4)
Operating (loss) income	$(82.9)	$72.8	$58.5	$(329.6)	$(281.2)
Interest expense and financing fee amortization	—	—	—	(244.1)	(244.1)
Other expense, net	—	—	—	(14.1)	(14.1)
(Loss) income before income taxes and equity in net loss of affiliates	$(82.9)	$72.8	$58.5	$(587.8)	$(539.4)

(1)Inclusive of forward losses, changes in estimates on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2023 and 2022 are further detailed in Note 6, Changes in Estimates.

(2)The twelve months ended December 31, 2023 includes charges of $8.1 million and $0.2 million related to the temporary production pause for the Commercial and Defense & Space Segments, respectively, and ($2.4) million of benefit related to the settlement of a contingent consideration obligation related to a prior year acquisition for the Aftermarket Segment.
(3)The twelve months ended December 31, 2022 includes charges of $9.6 million for workforce adjustments as a result of the COVID-19 production pause for the Commercial Segment, net of U.S. employee retention credit and U.K. government subsidies, $24.7 million and $4.4 million in relation to the suspension of activities in Russia for the Commercial and Aftermarket Segments, respectively, and net offsets of ($25.7) million, ($2.3) million, and ($1.9) million for the Commercial, Defense & Space, and Aftermarket Segments, respectively, related to the AMJPP and other costs.

The Commercial, Defense & Space, and Aftermarket segments represented approximately 81%, 13%, and 6%, respectively, of our net revenues for the twelve months ended December 31, 2023. The Commercial, Defense & Space, and Aftermarket segments represented approximately 81%, 13%, and 6%, respectively, of our net revenues for the twelve months ended December 31, 2022.

Commercial Segment. Commercial segment net revenues for the twelve months ended December 31, 2023 were $4,885.0 million, an increase of $816.6 million, or 20.1%, compared to the same period in the prior year. The increase in revenue was primarily due to increased production on the B737 MAX program during the twelve months ended December 31, 2023. Additionally, revenues benefited from the reversal of the previously recognized material right obligation associated with the B787 program as a result of the 2023 MOA. The remaining increase compared to the prior year’s revenue included greater Commercial segment revenues on the B787, A320, business jet, B777 and A350 programs, partially offset by a decrease in revenue on the A220 and B747 programs. Commercial segment operating margins were 1% for the twelve months ended December 31, 2023, compared to (2%) for the same period in the prior year. The increase in margin, compared to the same period in the prior year, was driven by the reversal of $205.6 million of forward losses on the B787 as a result of the 2023 MOA as well as the incremental margin impact of the greater volume of B737 program sales, partially offset by higher excess capacity costs and the relative impact of greater forward losses on the A350 program, and margin deterioration on the A320, RB3070, and Bombardier business jet programs. The twelve months ended December 31, 2023 includes excess capacity production costs of $177.3 million related to temporary B737 MAX, A320 and A220 production schedule changes, $8.1 million related to the temporary production pause, and $6.3 million of restructuring costs. The twelve months ended December 31, 2022 includes the impact of $24.7 million of the total charge, mentioned above, related to the suspension of activities in Russia, excess capacity production costs of $149.5 million related to the temporary B737 MAX and A220 production schedule changes, $9.6 million of temporary workforce adjustments as a result of the COVID-19 production pause, net of a U.S. employee retention credit and U.K. government subsidies, $0.2 million of restructuring costs, and a net partial offset of ($25.7) million, including offset of costs related to partial recognition of the AMJPP grant, net of other costs. In 2023, the segment recorded unfavorable cumulative catch-up adjustments of $45.6 million and $234.0 million of net forward loss charges. The forward loss charges were primarily driven by labor and production cost growth, higher supply chain costs, and schedule revisions on the A350 program and additional labor, the impact of the IAM agreement and supply chain cost growth on the B787 program, increased factory performance and supply chain costs on the B767, and higher production, labor and supply chain costs on the A220 program. Unfavorable cumulative catch-up adjustments were primarily recognized on the B737 MAX and A320 programs, reflective of increased supply chain, raw material, factory performance and other costs on the program including the impact of the IAM union negotiations on the Boeing B737 MAX program. The A320 program unfavorable cumulative catch-up adjustment was driven by production cost overruns experienced due to operational and supply chain disruptions, and foreign currency movements. In comparison, during 2022, the segment recorded unfavorable cumulative catch-up adjustments of $30.1 million and $243.9 million of net forward loss charges primarily driven by the impact of reduced production volumes on the B787 and A350 programs and the corresponding amount of fixed overhead absorption applied to lower deliveries, engineering analysis and estimated costs of rework on the B787 program, estimated quality improvement costs on the A350 program, and cost performance on the B767 program.

Defense & Space Segment. Defense & Space segment net revenues for the twelve months ended December 31, 2023 were $789.0 million, an increase of $139.2 million, or 21.4%, compared to the same period in the prior year. The increase in revenue was primarily due to increased Boeing P-8 and KC-46 Tanker program production, increased classified program revenues, and increased CH-53K revenue. Defense & Space segment operating margins were 6% for the twelve months ended December 31, 2023, compared to 11% for the same period in the prior year. The decrease in margin was driven by the forward losses recorded on the CH-53K program, partially offset by higher profit margins on classified program revenues and lower excess capacity costs. The twelve months ended December 31, 2023 includes excess capacity production costs of $6.8 million related to the temporary B737 production schedule changes, $0.2 million related to the temporary production pause, and $0.9 million of restructuring costs. The year ended December 31, 2022 includes excess capacity production costs of $7.8 million related to the temporary B737 production schedule changes and a $2.3 million offset of costs related to the AMJPP. In 2023, the segment recorded unfavorable cumulative catch-up adjustments of $10.6 million and $30.7 million of net forward loss charges. In comparison, during 2022, the segment recorded favorable cumulative catch-up adjustments of $2.4 million and $6.4 million of net forward loss charges.

Aftermarket Segment. Aftermarket segment net revenues for the twelve months ended December 31, 2023 were $373.9 million, an increase of $62.5 million, or 20.1%, compared to the same period in the prior year, reflecting greater spare part sales and increased maintenance, repair, and overhaul (“MRO”) sales activity. Aftermarket segment operating margins were 22% for the twelve months ended December 31, 2023, compared to 19% for the same period in the prior year. The twelve months ended December 31, 2023 includes an offset of $2.4 million of benefit related to the settlement of a contingent consideration obligation related to a prior year acquisition. The twelve months ended December 31, 2022 includes $4.4 million of the total charge, mentioned above, in relation to the suspension of activities in Russia and $1.9 million of offset to costs related to the AMJPP.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal sources of liquidity are operating cash flows from continuing operations and borrowings to finance our business operations. Our operating cash flows from continuing operations have been adversely impacted by, among other things, the B737 MAX grounding, the COVID-19 pandemic, production rate changes for the B737 MAX program and other programs, the impact of inflation on labor and supply chain costs, supply chain disruptions, and labor shortages affecting our business. We expect those adverse impacts to continue for 2025 and beyond. For purposes of assessing our liquidity needs in this section, we have assumed that Boeing would not further reduce the B737 MAX production rate and that other customers generally would not further reduce their production rates. For risks that may affect that assumption, see Item 1A “Risk Factors.”

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. We have incurred net losses of $2,139.8 million, $616.2 million, and $545.7 million for the twelve months ended December 31, 2024, 2023, and 2022, respectively, and cash used in operating activities of $1,120.9 million, $225.8 million, and $394.6 million for the same periods, respectively. As of December 31, 2024, our debt balance was $4,394.2 million, including $424.5 million of debt classified as short-term. As of December 31, 2024, we had $537.0 million of cash and cash equivalents on our Consolidated Balance Sheet, which reflects a decrease of $286.5 million from the cash and cash equivalents balance of $823.5 million as of December 31, 2023. The Company will require additional liquidity to continue its operations over the next 12 months.

Further, certain changes made to the production and delivery process implemented by Boeing have had an immediate impact on our results of operations and cash flows. On March 2, 2024, Boeing announced they would no longer accept deliveries of product that required out of sequence assembly or incremental quality re-work. As a result, we have experienced higher levels of inventory and contract assets and lower operational cash flows due to the inability to physically ship and invoice end items to Boeing in a timeframe aligned with production activities. Additionally, during late 2023 we were preparing our production line to accommodate an expected increase in production rates for 2024 and beyond. Boeing’s ability to increase production rates is governed by the FAA, and the production rates which were anticipated are now limited. During the twelve months ended December 31, 2024, the Company continued to experience delays and realized higher than anticipated costs with respect to these production and delivery processes, and anticipates that some level of higher costs will continue in the future.

On April 18, 2024, we entered into a Memorandum of Agreement (“MOA”) with Boeing, where Boeing advanced $425.0 million to us to support our liquidity. This MOA was amended on June 20, 2024, to increase the advance by an additional $40.0 million and to revise certain repayment amounts and extend near-term repayment dates. As of the date of this filing, we have repaid $40.0 million of the MOA advances; however, the other amounts remain outstanding. In January 2025, we executed an amendment to the MOA which rescheduled the timing of the repayments to span from April 2026 to September 2026. While we made consistent progress in the expected amount of time required to execute the new production and delivery processes highlighted above in the twelve months ended December 31, 2024, we experienced continued delay in delivering the expected number of units to Boeing. Additionally, we experienced higher costs than anticipated to execute the processes identified above and anticipates that some level of higher costs will continue in the future.

On October 18, 2024, we announced a 21-day furlough, effective October 27, 2024, for approximately 700 employees working on the B767 and B777 programs in response to the strike by Boeing employees as we have reached maximum storage capacity on the B767 and B777 programs. Our ability to align our costs, including both internal and supply chain related spending, to react to unexpected changes in customer-determined production rates has and will likely continue to have a material impact on our results of operations and cash flows. Our liquidity has been impacted by higher levels of inventory and contract assets, lower operational cash flows due to a decrease in expected deliveries to Boeing, higher factory costs to maintain rate readiness (attributed to product quality verification process enhancements, including moving such processes from Renton,

Washington, to Wichita, Kansas), Boeing no longer allowing for traveled work on the B737 fuselage to its factories, the strike by Boeing employees, and the limitations on Boeing increasing production rates. Based upon expected production volumes and deliveries, per the January 2025 amendment to the MOA, the terms of this advance require installments be repaid through September 2026.

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

Management has developed a plan designed to improve liquidity in response to the developments highlighted above. These plans are dependent upon many factors, including, among other things, the outcomes of discussions related to the timing or amounts of repayment for certain customer advances, the timing and expected proceeds received from certain divestitures, the expected timing and outcome of the transactions contemplated by the Merger Agreement and the Airbus Term Sheet, and achieving anticipated B737 deliveries. Management is also evaluating additional strategies intended to improve liquidity to support operations, including, but not limited to, additional customer advances and restructuring of operations in an effort to increase efficiency and decrease expenses, which may include layoffs or additional furloughs. However, there can be no assurance that these plans or strategies will sufficiently improve our liquidity needs or that we will otherwise realize the anticipated benefits. For additional information, please see Part I, Item 1A. Risk Factors, “We have incurred significant operating losses in the last few years and have identified conditions or events that raise substantial doubt about our ability to continue as a going concern” in this Annual Report on Form 10-K.

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

Customer Advances

Advances on the A350 Program. During the quarters ended June 29, 2023 and September 28, 2023, we received two equal advance payments from Airbus of $50.0 million each under an agreement between Airbus S.A.S. and Spirit AeroSystems (Europe) Limited (“Spirit Europe”) signed on June 23, 2023 (the “A350 Agreement”). The A350 Agreement provided for up to $100.0 million of advances that are required to be repaid along with a nominal fee to Airbus by way of offset against the purchase price of A350 FLE shipset deliveries in 2025. To the extent actual deliveries in 2025 are insufficient to offset the advance amount, any amount not offset against deliveries will be due and payable to Airbus per the terms of the Airbus Term Sheet. Related to the A350 Agreement, Spirit Europe has pledged certain program assets including work in process inventories and raw materials at Spirit’s Scotland facility in an amount sufficient to cover the advances. Based on the specific terms and conditions within the A350 Agreement, the $100.0 million of receipts was included within operating cash flows during the twelve months ended December 31, 2023. As the Airbus advance will be repaid through offset against shipset deliveries, those repayments will effectively reduce operating cash flow in 2025. See Note 14 Advance Payments to our consolidated financial statements included in Item 8 of this Annual Report for more information.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of December 31, 2024, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $164.3 million.

Other. The Advance payments, long-term line item on the Consolidated Balance Sheet for the period ended December 31, 2024 includes $18.9 related to payments received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

Customer Financing

As described in the Form 8-K filed by us on November 12, 2024, on November 8, 2024, we entered into an advance payments agreement with Boeing to provide up to $350.0 million of cash advances for the sole purpose of producing and maintaining readiness to produce products as defined in existing contracts at the rates required by Boeing. These advances were intended to address Spirit’s higher levels of inventory and contract assets, lower operational cash flows, decrease in expected deliveries to Boeing and higher factory costs to maintain rate readiness, attributed to product quality verification process enhancements (including moving such process from Renton, Washington, to Wichita, Kansas), the lingering effects of the recent strike by Boeing employees and limitations on Boeing increasing production rates. As of December 31, 2024, we had borrowed $200.0 million under this advance agreement.

The advance agreement requires Spirit to repay the advances to Boeing in accordance with the following payment schedule: 25% of the then-outstanding advances on each of April 30, 2026, June 30, 2026, and September 30, 2026, and the remaining balance of outstanding advances on December 31, 2026. The advances will bear an advance fee in an amount equal to 6.0% of the outstanding amount of the advances which will be paid on the fifteenth day of each calendar quarter, by capitalizing such fee and adding it to the outstanding amount of Advances thereunder.

As described in the Form 8-K filed by us on April 23, 2024, on April 18, 2024, we entered into the MOA with Boeing to provide $425.0 million of cash advances, based upon our maintaining a production rate that supports Boeing’s production demand in accordance with certain long-term supply agreements, all of which was received in the second quarter of 2024. Additionally, this MOA was amended on June 20, 2024 to provide an additional $40.0 million of cash advance which was received in the second quarter. The MOA was amended again on January 22, 2025 to reschedule the repayment dates and add additional provisions regarding an event of termination of the Merger Agreement.

Per the terms of the January 2025 amended MOA, repayments will be a total of $75.0 million on April 1, 2026, $75.0 million on May 1, 2026, $75.0 million on June 1, 2026, $75.0 million on July 1, 2026, $75.0 million on August 1, 2026 and $50.0 million on September 1, 2026. Our repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) we fail to make any repayment in full on the applicable Repayment Date, (ii) we fail to submit a satisfactory written confirmation that we are able to and intend to make the required repayment thirty days prior to each Repayment Date, as required under the agreement, (iii) we repudiate any performance obligation under the agreement or certain of the our existing agreements with Boeing, (iv) there occurs, either as to Spirit, Spirit Holdings or any of their respective subsidiaries, any of the events of default (generally relating to insolvency, reorganization, liquidation or similar proceedings, or to business suspension, dissolution or winding-up) described in specified provisions of our existing agreements with Boeing, then all amounts of the advances from the MOA that remain outstanding to Boeing pursuant to the repayment provisions of the MOA as of such time will become immediately due and payable. Under the January 2025 amendment, in the event that the Merger Agreement is terminated, the then outstanding advances under the MOA will become due and payable on April 1, 2026. These advances have been accounted for as financing cash flows. As of the date of this filing, we have repaid $40.0 million of the MOA advances.

In the third quarter of 2024 we received an advance payment from Airbus of $27.4 under a Memorandum of Agreement between Airbus S.A.S. and Spirit Europe, Shorts Brothers PLC and Spirit AeroSystems North Carolina, Inc (“Spirit NC”), for up to $50.0 million related to certain program related expenditures. The remaining $22.6 million was received on October 2, 2024. This memorandum of agreement was amended on October 6, 2024 to include an additional $12.0 million for specified expenditures. This amount was received on October 8, 2024. It was amended again on November 8, 2024 to increase the funding capacity by $57.0 million. On December 18, 2024, Spirit received $20.0 million of the additional capacity. Per the terms of the amended memorandum of agreement, these amounts will be assumed by Airbus upon close of the Airbus Transactions, or if earlier, repaid to Airbus on April 1, 2026.

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

During the quarter ended June 29, 2023, we received cash advances of $180.0 million from Boeing related to a memorandum of agreement with Boeing executed on April 28, 2023. The most recent amendment to this agreement was on January 22, 2025. Per the terms of the most recent amended memorandum of agreement, equal payments of $45.0 million are due in October, November and December of 2026 with the final $45.0 million payment due in December 2027. Our repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) we fail to make any repayment in full on the applicable Repayment Date, (ii) we fail to submit a satisfactory written confirmation that we are able to and intend to make the required repayment thirty days prior to each Repayment Date, as required under the agreement, or (iii) we repudiate any performance obligation under the agreement or certain of our existing agreements with Boeing. Boeing will have the right to set off any unpaid amount due and payable under the memorandum of agreement from any amount owed to Boeing under any other agreement between the parties. Under the January 2025 amendment, in the event that the Merger Agreement is terminated, the then outstanding advances under this memorandum of agreement will become due and payable on April 1, 2026. As of December 31, 2024, $90.0 million is reflected in the Customer financing, short-term line while the remaining $90.0 million is reflected in the Customer financing, long-term line item on the Consolidated Balance Sheets. The short-term portion at December 31, 2024 is based on the repayment due date prior to the January 2025 amendment. Based on the specific terms and conditions within the final agreement, the $180.0 million receipt was shown as a financing cash flow during the twelve months ended December 31, 2023, while the future repayment of the Boeing advances will be reflected as usage of financing cash flow. See Note 25 Customer Financing to our consolidated financial statements included in Item 8 of this Annual Report for more information.

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

However, certain changes made to the production and delivery process implemented by Boeing have had an immediate impact to our results of operations and cash flows. On March 2, 2024, Boeing announced they would no longer accept deliveries of product that required out of sequence assembly or incremental quality re-work. A new product verification process has been implemented by Boeing at our factory in Wichita, KS. As a result, we have experienced higher levels of inventory and contract assets and lower operational cash flows due to the inability to physically ship and invoice end items to Boeing. Additionally, during late 2023 we began preparing our production line to accommodate an expected increase in production rates that has now been delayed due to the limitation on Boeing increasing its production rates. Our ability to align our factory costs, which include both internal and supply chain related spending to react to unexpected changes in customer-determined production rates, had a material impact on our results of operations and cash flows throughout 2024.

Credit Agreement

On October 5, 2020, Spirit entered into a term loan credit agreement (the “Credit Agreement”) providing for a $400.0 million senior secured term loan B credit facility with the lenders party thereto and Bank of America, N.A. (“BofA”), as administrative agent and collateral agent. On October 5, 2020 Spirit borrowed the full $400.0 million of initial term loans available under the Credit Agreement. The Credit Agreement also permits Spirit to request one or more incremental term facilities in an aggregate principal amount not to exceed (x) in the case of any incremental facility that is secured on a pari passu basis with the Credit Agreement, the greater of (a) $950.0 million and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the first lien secured net leverage ratio does not exceed 3.25 to 1.00; and (y) in the case of any incremental facility that is secured on a junior basis to the Credit Agreement, the greater of (a) $500.0 million and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the secured net leverage ratio does not exceed 5.00 to 1.00. On November 15, 2021, the Company entered into a first refinancing, incremental assumption and amendment agreement (the “November 2021 Amendment”) to the Credit Agreement. The November 2021 Amendment provides for, among other things, (i) the refinancing of the $397.0 million aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2021 Amendment with term loans in an equal principal amount with a lower interest rate (the “Repriced Term Loans”) and (ii) an incremental term loan facility of $203.0 million in aggregate principal amount with the same terms as the Repriced Term Loans. On November 23, 2022, the Company entered into a second refinancing amendment (the “November 2022 Amendment”) to the Credit Agreement (the Credit Agreement, as amended by the November 2021 Amendment, the November 2022 Amendment, and the February 2025 Amendment (as defined below), the “Amended Credit Agreement”). The November 2022 Amendment provides for, among other things, the refinancing of the $594.0 million aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2022 Amendment (the “Existing Term Loans”) with term loans in an equal principal amount with a later maturity date (the “New Term Loans”). The proceeds of the New Term Loans were used to refinance the Existing Term Loans. The New Term Loans will mature on January 15, 2027. The New Term Loans bear interest at a rate ranging between Term SOFR plus 4.25% and Term SOFR plus 4.50% (or, at Spirit’s option, between base rate plus 3.25% and base rate plus 3.50%, as applicable) with the margin varying based on Spirit’s first lien secured gross leverage ratio. The obligations under the Amended Credit Agreement are guaranteed by Holdings and Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”, and together with Holdings, the “Guarantors”), and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of Spirit, subject to certain customary exceptions. The obligations are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions. On February 14, 2025, the Company entered into the Third Amendment to Term Loan Credit Agreement (the “February 2025 Amendment”) with BofA to remove the requirement that the audit opinion with respect to the Company’s annual financial statements for the fiscal year ending December 31, 2024 not be subject to a “going concern” qualification.

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

As a result of the modification and extinguishment of the Company’s prior credit agreement, the Company recognized a loss on extinguishment of $7.2 million, recorded to the Interest expense and financing fee amortization line item for the twelve months ended December 31, 2022, on the Company’s Consolidated Statement of Operations, of which $4.6 million is reflected within the Amortization of deferred financing fees line item in operating activities and $2.6 million is reflected within the Payment of debt extinguishment costs line item under financing activities on the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2022. As of December 31, 2024, the outstanding balance of the Amended Credit Agreement was $580.6 million and the carrying value was $570.1 million.

Bridge Credit Agreement

On June 30, 2024, Spirit entered into a Delayed-Draw Bridge Credit Agreement (the “Bridge Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”) as lender, as administrative agent and as collateral agent. The Bridge Credit Agreement provides for a senior secured delayed-draw bridge term loan facility in an aggregate principal amount of $350.0. On February 14, 2025, the Company entered into the First Amendment to Delayed-Draw Bridge Credit Agreement (the “Bridge Credit Agreement Amendment”) to the Bridge Credit Agreement (the Bridge Credit Agreement, as amended by the Bridge Credit Agreement Amendment, the “Amended Bridge Credit Agreement”) with MSSF to remove the requirement that the audit opinion with respect to the Company’s annual financial statements for the fiscal year ending December 31, 2024 not be subject to a “going concern” qualification.

Subject to certain customary conditions, Spirit may borrow funds available under the Amended Bridge Credit Agreement, in up to three separate advances, until the earlier of the termination of the Merger Agreement and the Bridge Maturity Date (as defined below). Proceeds of loans under the Amended Bridge Credit Agreement will be used for general corporate purposes of Spirit and its subsidiaries, other than the repayment or redemption of other indebtedness. Commitments under the Amended Bridge Credit Agreement will be reduced to zero on the earliest of the date that Spirit provides notice that the Merger Agreement is terminated or it publicly announces the same, and the maturity date. The Amended Bridge Credit Agreement will mature, and all obligations thereunder will become due and payable, on the earlier of the date the Merger is consummated and March 31, 2025 (the “Initial Outside Date”), subject to automatic extension for one additional three-month period if the Initial Outside Date is extended in accordance with the terms of the Merger Agreement (such earlier date, the “Bridge Maturity Date”).

The principal amount of loans under the Amended Bridge Credit Agreement will bear interest at a rate per annum equal to the TLB Yield (as defined in the Bridge Credit Agreement) plus a margin of 0.50%. Spirit will pay to MSSF a duration fee equal to 0.125% of the aggregate amount of the loans and commitments under the Amended Bridge Credit Agreement every 60 days after the date of the Amended Bridge Credit Agreement.

The obligations under the Amended Bridge Credit Agreement are guaranteed on a senior secured basis by Holdings, Spirit NC, a wholly owned subsidiary of Spirit, and certain future, direct or indirect, wholly owned material domestic subsidiaries of Holdings (collectively, the “Guarantors”) and are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The Amended Bridge Credit Agreement requires commitments thereunder to be reduced, and loans to be prepaid, with, (a) 100% of the net cash proceeds of certain non-ordinary course asset sales by Holdings or any of its subsidiaries (other than certain non-ordinary course divestitures contemplated by the Merger Agreement or the Airbus Term Sheet) and (b) 100% of the net cash proceeds of certain issuances, offerings or placements of indebtedness or equity interests by Holdings or any of its subsidiaries, in each case subject to certain exceptions set forth in the Amended Bridge Credit Agreement.

The Amended Bridge Credit Agreement contains customary affirmative and negative covenants that are typical for facilities and transactions of this type and nature and that, among other things, restrict Holdings and its restricted subsidiaries’ ability to incur additional indebtedness, create liens, consolidate or merge, make acquisitions and other investments, guarantee obligations of third parties, make loans or advances, declare or pay certain dividends or distributions on Holdings’ stock, redeem or repurchase shares of Holdings’ stock, engage in transactions with affiliates and enter into agreements restricting Holdings’ subsidiaries’ ability to pay dividends or dispose of assets. These covenants are subject to a number of qualifications and limitations set forth in the Amended Bridge Credit Agreement.

The Amended Bridge Credit Agreement also contains a securities demand provision under which, if Spirit has publicly announced the termination of the Merger Agreement and any loans under the Amended Bridge Credit Agreement remain outstanding on the date that is 10 business days after the date of such public announcement, then, upon MSSF’s request, Holdings and Spirit (as applicable) would be required, after a roadshow and marketing period customary for similar offerings, to issue permanent debt and/or equity securities and/or incur and borrow under credit facilities and/or bank financings, in each case, in an aggregate amount of up to $500.0 to repay all outstanding amounts under the Amended Bridge Credit Agreement and all related fees and expenses.

The Amended Bridge Credit Agreement provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Spirit and its material subsidiaries.

On July 18, 2024, August 15, 2024, and September 12, 2024, Spirit borrowed $200.0 million, $100.0 million, and $50.0 million, respectively, under the Amended Bridge Credit Agreement.

As of December 31, 2024, the outstanding balance of the Amended Bridge Credit Agreement was $350.0 million and the carrying value was $347.9 million.

As of December 31, 2024, the Company was in compliance with all covenants in the Amended Bridge Credit Agreement.

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

The Exchangeable Senior Notes mature on November 1, 2028, unless earlier exchanged, redeemed or repurchased, and bear interest at a rate of 3.250% per year payable semiannually in cash in arrears on May 1 and November 1 of each year. The first interest payment date was May 1, 2024.

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

As of December 31, 2024, the outstanding balance of the Exchangeable Senior Notes was $230.0 million and the carrying value was $223.6 million.

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

The Second Lien 2030 Notes mature on November 15, 2030 and bear interest at a rate of 9.75% per year payable semiannually in cash in arrears on May 15 and November 15 of each year. The first interest payment date was May 15, 2024. The Second Lien 2030 Notes are guaranteed by the Guarantors, and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of the Company, subject to certain customary exceptions. The Second Lien 2030 Notes are secured by a second-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

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

As of December 31, 2024, the outstanding balance of the Second Lien 2030 Notes was $1,200.0 million and the carrying value was $1,181.9 million.

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

As of December 31, 2024, the outstanding balance of the First Lien 2029 Notes was $900.0 million and the carrying value was $889.9 million.

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

The 2025 Notes matured on January 15, 2025 and bore interest at a rate of 5.500% per year payable semiannually in cash in arrears on January 15 and July 15 of each year. The first interest payment date was January 15, 2021.

The 2025 Notes were guaranteed by the Guarantors and were initially secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The 2025 Notes Indenture initially contained covenants that limit Spirit’s, the Company’s and the Company’s restricted subsidiaries’ ability, subject to certain exceptions and qualifications, to incur indebtedness secured by liens, enter into sale and leaseback transactions, make restricted payments and investments and enter into certain mergers or consolidations and transfer substantially all of the Company and its subsidiaries’ assets. These covenants were subject to a number of qualifications and limitations. In addition, the First Lien 2025 Indenture provides for customary events of default.

In the fourth quarter of 2022, Spirit purchased $479.2 million in aggregate principal amount of its outstanding 2025 Notes for cash pursuant to a tender offer (the “Tender Offer”). As of December 31, 2024, the outstanding balance of the 2025 Notes was $20.8 million and the carrying value was $20.8 million. In connection with the Tender Offer, Spirit received the requisite consents from holders of the 2025 Notes necessary to approve amendments to the 2025 First Lien Notes Indenture, to, among other things, eliminate certain of the restrictive covenants and events of default contained in the 2025 First Lien Notes Indenture (the “Majority Amendments”) and terminate the security interest and release the collateral under the 2025 First Lien Notes Indenture (the “Collateral Release Amendments”). Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A. entered into the First Supplemental Indenture, dated as of November 23, 2022, to the 2025 First Lien Notes Indenture, which effects (i) the Majority Amendments and (ii) the Collateral Release Amendments, in each case, as of November 23, 2022. As of December 31, 2023, the 2025 Notes were unsecured and the First Lien 2025 Notes Indenture no longer included covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability to incur indebtedness secured by liens, enter into sale and leaseback transactions or make restricted payments and investments.

2026 Notes

In June 2016, the Company issued $300.0 million in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of December 31, 2024, the outstanding balance of the 2026 Notes was $300.0 million and the carrying value was $299.5 million. The Company and Spirit NC guarantee Spirit’s obligations under the 2026 Notes on a senior secured basis.

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

On February 24, 2021, Spirit redeemed the outstanding $300.0 million principal amount of the Floating Rate Notes. On November 23, 2022, Spirit redeemed the outstanding $300.0 million principal amount of the 2023 Notes. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $0.0, $0.0, and $700.0 million as of December 31, 2024, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $0.0, $0.0, and $697.3 million as of December 31, 2024, respectively.

The 2018 Indenture contains covenants that limit Spirit’s, the Company’s and certain of the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens and enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. In addition, the 2018 Indenture provides for customary events of default.

As of December 31, 2024, the Company was in compliance with all covenants contained in the indentures governing the First Lien 2029 Notes, First Lien 2025 Notes, Second Lien 2030 Notes, 2026 Notes, and the 2028 Notes.

For additional information on our outstanding debt, please see Note 17 to the Consolidated Financial Statements, Debt.

Common Stock Offering

On November 8, 2023, we entered into an underwriting agreement in connection with the registered public offering of 10,454,545 shares of our Class A common stock, including the underwriters’ option to purchase 1,363,636 additional shares of Class A common stock, at a price to the public of $22.00 per share of Class A common stock. On November 13, 2023, we issued and sold 10,454,545 shares of our Class A common stock pursuant to the Underwriting Agreement, which included the exercise in full of the underwriters’ option to purchase additional shares of Class A common stock. The net proceeds to us from the Common Stock Offering, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $220.7 million.

Receivables Financing

We have agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third-party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with us, and they continue to allow us to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s, Airbus’s, and Rolls-Royce’s financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing, Airbus, or Rolls-Royce due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues, which could have an adverse impact upon our operating results, financial condition and cash flows. For the twelve months ended December 31, 2024, $3,525.2 million of accounts receivable were sold via these arrangements. For additional information on the sale of receivables, please see Note 7 to the Consolidated Financial Statements, Accounts Receivable, net.

Supply Chain Financing Applicable to Suppliers

We have provided our suppliers with access to a supply chain financing program through facilities with third-party financing institutions. The program allows suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition. During the twelve months ended December 31, 2024, we decreased capacity under our existing supply chain financing program as we removed a financing institution from the program in 2024. While our suppliers’ access to this supply chain financing program could be curtailed if our credit ratings are downgraded, we do not expect that changes in the availability of supply chain financing to our suppliers will have a significant impact on our liquidity.

The balance of payables to suppliers who elected to participate in the supply chain financing program included in our accounts payable balance as of December 31, 2024 was $76.8 million, a decrease of $78.8 million over the balance as of December 31, 2023 of $155.6 million as we removed a financing institution from the program. In the comparable prior year period, payables to suppliers who elected to participate in the supply chain financing program increased by $53.6 million over the twelve months ended December 31, 2022 as we added an additional financing institution to provide more capacity during 2023. The changes in each period primarily reflect purchases from suppliers related to production levels during the applicable period.

Credit Ratings

As of December 31, 2024, our corporate credit ratings were B by Standard & Poor’s Global Ratings (“S&P”), and B2 by Moody’s Investors Service, Inc. (“Moody’s”).
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

Derivatives and Hedging

The Company has entered into a series of currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling at our operations located in Belfast, Northern Ireland. All outstanding foreign currency forward contracts were settled in August 2024. Since the forecasted transactions remain probable of occurring, the changes in the fair value of cash flow hedges recorded in AOCI will be recognized in earnings in the period in which the forecasted transactions impact earnings. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the forecasted transactions impact earnings. The gain recognized in AOCI was $1.5 million for the twelve months ended December 31, 2024. Within the next 12 months, the Company expects to recognize a gain of $0.9 million in earnings related to the foreign currency forward contracts.

Pension and Other Post-Retirement Benefit Obligations

Effective October 1, 2021, we spun off a portion of the existing PVP A, to a new plan called PVP B. As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At December 31, 2024, a pension reversion asset of $41.2 million is recorded on the Restricted plan assets line item on the Company’s Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over five years as they are distributed to employees under a qualified benefit program.

In July 2022 the Company adopted and communicated to participants a plan to terminate the PVP A. During the twelve months ended December 31, 2022, the PVP A plan was amended, providing for an enhancement to benefits the Company is providing to certain U.S. employees in conjunction with the plan termination. The estimated liability impact of this plan amendment, $73.5 million, was recognized immediately as a non-cash, pre-tax non-operating charge for amortization of prior service costs. We recognized additional non-cash, pre-tax non-operating accounting charges of $34.7 million related to the plan termination, primarily reflecting the accounting for bulk lump-sum payments made in the fourth quarter of 2022, which resulted in a settlement charge related to the accelerated recognition of the actuarial losses for the PVP A plan that were previously included in the Accumulated other comprehensive loss line item in the Stockholders’ Equity section of the Company’s Balance Sheet. See also Note 18 Pension and Other Post-Retirement Benefits.
In the fourth quarter of 2023, the Company applied final settlement accounting to the PVP A. During 2023, the Company received excess plan asset reversion of $188.5 million of cash from PVP A. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the year ended December 31, 2023. Excise tax of $37.7 million related to the reversion of excess plan assets was separately recorded to the Other expense, net line item on the Consolidated Statements of Operations for the year ended December 31, 2023. See also Note 24 Other Expense, net to our consolidated financial statements included in Item 8 of this Annual Report for more information. At December 31, 2024 and 2023, an excess pension plan asset reversion of $41.2 million and $61.1 million is recorded on the Restricted plan assets line item on the Company’s Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over five years as they are distributed to employees under a qualified benefit program.

Cash Flows

The following table provides a summary of our cash flows for the twelve months ended December 31, 2024, 2023, and 2022:

	For the Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	($ in millions)
Net loss	$(2,139.0)	$(616.1)	$(546.2)
Adjustments to reconcile net income	1,126.3	203.9	286.7
Changes in working capital	(108.2)	186.4	(135.1)
Net cash used in operating activities	(1,120.9)	(225.8)	(394.6)
Net cash used in investing activities	(152.4)	(147.8)	(155.5)
Net cash provided by (used in) financing activities	994.5	531.6	(261.0)
Effect of exchange rate change on cash and cash equivalents	(0.6)	9.5	(8.9)
Net (decrease) increase in cash, cash equivalents, and restricted cash for the period	(279.4)	167.5	(820.0)
Cash, cash equivalents, and restricted cash, beginning of period	845.9	678.4	1,498.4
Cash, cash equivalents, and restricted cash, end of period	$566.5	$845.9	$678.4

Twelve Months Ended December 31, 2024 as Compared to Twelve Months Ended December 31, 2023

Operating Activities

For the twelve months ended December 31, 2024, we had a net cash outflow of $1,120.9 million from operating activities, an increase in net outflow of $895.1 million compared to a net cash outflow of $225.8 million for the prior year. The increase in net cash outflow was driven primarily by the use of cash related to negative program performance year-over-year and the buildup of contract assets due to the significant reduction in shipments of Boeing end items due to changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process has delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. Additionally, the prior year was impacted by the excess pension plan asset reversion as discussed in Note 15 Pension and Other Post-Retirement Benefits to our consolidated financial statements included in Item 8 of this Annual Report.

Investing Activities

For the twelve months ended December 31, 2024, we had a net cash outflow of $152.4 million from investing activities, compared to a net cash outflow of $147.8 million for the prior year. This increase in net cash outflow was primarily driven by slightly increased capital expenditures.

Financing Activities

For the twelve months ended December 31, 2024, we had a net cash inflow of $994.5 million for financing activities, an increase in inflows of $462.9 million as compared to a net cash inflow of $531.6 million for the same period in the prior year. The increased cash inflow was primarily driven by $445.0 million of increased receipts of Boeing advances and $350.0 million of borrowings under the Bridge Credit Agreement in the current year, partially offset by the impact of the common stock offering in the prior year. No dividends were paid to our stockholders of record, nor were there repurchases of Common Stock under our share repurchase program during the twelve months ended December 31, 2024 or December 31, 2023, respectively.

Twelve Months Ended December 31, 2023 as Compared to Twelve Months Ended December 31, 2022

Operating Activities

For the twelve months ended December 31, 2023, we had a net cash outflow of $225.8 million from operating activities, a decrease in net outflow of $168.8 million compared to a net cash outflow of $394.6 million for the prior year. The decrease in net cash outflow was driven primarily by the receipt of pension asset reversion payments discussed in Note 18 Pension and Other Post-Retirement Benefits, an increase in advance payments and an increased deferred revenue, partially offset by an increase to working capital associated with increased production throughout the twelve months ended December 31, 2023. Operating activities also include the pension asset reversion to cash discussed in Note 18 Pension and Other Post-Retirement Benefits, $100.0 million in advances received from Airbus and $100.0 million received from Boeing in 2023 per the terms of the 2023 MOA for tooling and capital for certain planned and potential Boeing B737 and B787 program rate increases, as compared to the cash repayments of $123.0 million made in 2022 of the advance payment received from Boeing on the B737 program, and the interest payment associated with the settlement of the repayable investment agreement between the Company and the BEIS. See also Note 14 Advance Payments and Note 24 Other Expense, net.

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

Financing Activities

For the twelve months ended December 31, 2023, we had a net cash inflow of $531.6 million for financing activities, an increase in inflows of $792.6 million as compared to a net cash outflow of $(261.0) million for the same period in the prior year. The increased cash inflow was primarily driven by various financing transactions including the issuance of common stock which represented a cash inflow of $220.7 million, the incremental $300 million borrowed as part of the issuance of the Second Lien 2030 Notes over the extinguishment of the Second Lien 2025 Notes as compared to the issuance of $900 million of First Lien 2029 Notes in the prior year, and $222.2 million from the issuance of the Exchangeable Senior Notes. During the twelve months ended December 31, 2023, we paid dividends of $0.0 million to our stockholders of record, compared to dividends of $4.2 million paid in the same period in the prior year. There were no repurchases of Common Stock under our share repurchase program during either the twelve months ended December 31, 2023 or December 31, 2022, respectively.

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

Based on current operating trends and the current year impacts of the B737 MAX 9 derivative grounding and resultant production ramp up delays and increased financial liabilities which were needed to fund operations, our projected revenues and cash flows over the next twelve months have declined. Additionally, although the advances received in 2024 have provided essential operational liquidity, there can be no assurance that we will be able to obtain additional advances from our customers, repay current advances on the specified due dates, renegotiate the due date or otherwise obtain additional liquidity as needed under acceptable terms or at all. The Company will require additional liquidity to continue its operations over the next twelve months. Limitations on our ability to access the capital or credit markets, the cost impacts of additional production rate changes, difficulty with managing costs due to labor shortages, supply chain disruptions, inflation or other factors, or unfavorable terms or general reductions in liquidity, may adversely and materially impact our business, financial condition, and results of operations, and prevent us from being able to meet our obligations as they become due. There can be no assurance that we will be able to access the capital or credit markets or, if we do have such access, that it will be on favorable terms. Further, we could experience significant fluctuations in our cash flows from period to period, particularly during the continued uncertainty during the aviation industry recovery and the current challenging macroeconomic environment. While we may be able to modify, defer or eliminate some of our uses of cash as described above to manage our cash consumption, other uses are relatively fixed and are difficult to modify in the short-term.

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

The B737 MAX grounding and its residual demand impacts created and continues to create significant liquidity challenges for the Company. Spirit delivered 268 B737 MAX shipsets in year ended December 31, 2024 compared to 606 B737 MAX shipsets delivered in the last full year period prior to the grounding, which was the year ended December 31, 2019. While we expect the production rate to increase in future periods, that expectation is subject to a number of risks that are described further in Item 1A. “Risk Factors” of this Annual Report.

If production levels are further reduced by our customers for any reason beyond current expectations or if we have difficulties in managing our cost structure to take into account changes in production schedules, our liquidity position may worsen if we are unable to procure additional financing, and our business, financial condition, results of operations and cash flows could be materially adversely impacted.

On November 17, 2024, the Company entered into a definitive agreement to sell our FMI business, a fully owned subsidiary of Spirit AeroSystems, Inc., for $165.0 million, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. The transaction closed on January 13, 2025 and the Company received $160.1 million in cash. For additional information, see Note 30 Acquisitions and Dispositions.

As of December 31, 2024, there was $925 million remaining in the Company’s Board-approved share repurchase program. Share repurchases are currently on hold. On November 3, 2022, the Company announced that the Board had suspended payments of dividends. The Board regularly evaluates the Company’s capital allocation strategy and dividend policy. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all.

Foreign Operations

We engage in business in various non-U.S. markets. As of December 31, 2024, we have facilities in the U.K., France, Malaysia, and Morocco. We are also members of joint ventures in both Taiwan and the People’s Republic of China.

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

For the twelve months ended December 31, 2024, our net revenues from direct sales to non-U.S. customers were $1,505.6 million, or 24% of total net revenues for the same period. For the twelve months ended December 31, 2023, our net revenues from direct sales to non-U.S. customers were $1,380.8 million, or 23% of total net revenues for the same period. For the twelve months ended December 31, 2022, our net revenues from direct sales to non-U.S. customers were $1,215.1 million, or 24% of total net revenues for the same period.

Our foreign operations subject us to risks that are described further in Item 1A. “Risk Factors” of this Annual Report.

Information Regarding Guarantors of Spirit’s Notes Registered Under the Securities Act of 1933

Spirit’s 2026 Notes are guaranteed by Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”) and Spirit Holdings, and Spirit’s 2028 Notes are guaranteed by Spirit Holdings. None of Spirit’s notes are guaranteed by Spirit’s or Spirit Holdings’ other domestic subsidiaries or any foreign subsidiaries (together, the “Non-Guarantor Subsidiaries”). Spirit Holdings consolidates each of Spirit and Spirit NC in its consolidated financial statements. Spirit and Spirit NC are both 100 percent-owned and controlled by Spirit Holdings. Spirit Holdings’ guarantees of Spirit’s indebtedness are full and unconditional, except that the guarantees may be automatically released and relieved upon satisfaction of the requirements for legal defeasance or covenant defeasance under the applicable indenture being met. Spirit Holdings’ guarantees are also subject to a standard limitation which provides that the maximum amount guaranteed by the Company will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws.

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

All of the existing guarantees by Spirit Holdings and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of Spirit Holdings and Spirit NC (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of December 31, 2024, indebtedness of our non-guarantor subsidiaries included $356.3 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $15.8 million of finance leases of our non-guarantor subsidiaries. Based on our understanding of Rule 3-10 of Regulation S-X (“Rule 3-10”), we believe that the Spirit Holdings’ guarantees of Spirit’s indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for Spirit Holdings, Spirit and Spirit NC, which is a consolidated guarantor subsidiary, in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes information regarding the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented. The following tables include summarized financial information of Spirit, Holdings, and Spirit NC (together, the “obligor group”). Investments in and equity in the earnings of Spirit Holdings’ Non-Guarantor Subsidiaries, which are not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis for Spirit and Spirit Holdings, and separately for Spirit NC, with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented in separate line items, if they are material. There are no non-controlling interest in any of the obligor group entities.

Summarized Statements of Income	Twelve Months Ended December 31, 2024
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$4,912.7	$—
Net Sales to Non-Guarantor Subsidiaries	19.4	43.7
Gross loss on sales to unrelated parties	(868.3)	(0.2)
Gross (loss) profit on sales to Non-Guarantor Subsidiaries	(14.8)	2.5
(Loss) income from continuing operations	(1,529.7)	13.0
Net (loss) income	$(1,529.7)	$13.0

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$381.3	$657.2	$—	$—
Receivables due from Non-Guarantor Subsidiaries	161.7	86.4	18.3	14.6
Receivables due from unrelated parties	232.0	287.2	—	0.2
Contract assets	735.2	469.4	—	—
Inventory, net	1,092.5	1,060.7	164.0	115.2
Assets of business held for sale	100.6	—	—	—
Other current assets	30.8	31.8	0.4	0.1
Total current assets	$2,734.1	$2,592.7	$182.7	$130.1
Loan receivable from Non-Guarantor Subsidiaries	356.3	266.2	—	—
Property, plant and equipment, net	1,343.5	1,425.4	154.1	179.5
Pension assets, net	41.2	61.1	—	—
Other non-current assets	234.0	291.6	16.9	4.9
Total non-current assets	$1,975.0	$2,044.3	$171.0	$184.4
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$132.8	$118.9	$6.6	$5.4
Accounts payable to unrelated parties	728.1	814.4	50.6	41.2
Accrued expenses	349.4	319.0	3.5	1.0
Current portion of long-term debt	413.8	52.7	0.9	1.0
Customer financing, short-term	515.0	—	—	—
Liabilities of business held for sale	18.8	—	—	—
Other current liabilities	645.4	406.8	0.6	0.6
Total current liabilities	$2,803.3	$1,711.8	$62.2	$49.2
Long-term debt	3,961.1	4,006.8	2.5	3.4
Contract liabilities, long-term	177.4	161.3	—	—
Forward loss provision, long-term	497.5	76.1	—	—
Customer financing, long-term	290.0	180.0	12.0	—
Other non-current liabilities	342.5	393.4	15.3	4.2
Total non-current liabilities	$5,268.5	$4,817.6	$29.8	$7.6

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

Accounts receivable includes amounts billed and currently due from customers. Contract assets include amounts due from customers for performance obligations that have been satisfied but for which amounts have not been billed. These amounts include particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending dispute resolution. For the twelve months ended December 31, 2024, approximately 58% of our net revenues were from sales to Boeing. We monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. For the twelve months ended December 31, 2024, our estimated credit losses were not material. See Note 7 to our Consolidated Financial Statements, Accounts Receivable, net, for more information on the provision for estimated credit losses. While we cannot guarantee that we will continue to experience the same credit loss rates in the future, such credit losses have historically not been material. For this reason, we believe that our exposure to this credit risk is not material.

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

Interest Rate Risks

As of December 31, 2024, under our Amended Credit Agreement, we had $580.6 million of variable rate term loan debt outstanding consisting of term loans bearing interest that varies with the Term Secured Overnight Financing Rate (“Term SOFR”). Interest rate changes will generally impact our future earnings and cash flows, assuming other factors are held constant.

Foreign Exchange Risks

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. The functional currency for our Prestwick, Scotland and Subang, Malaysia operations is the British pound sterling. The functional currency for our operations located in Belfast, Northern Ireland, and Casablanca, Morocco is the U.S. dollar. While sales and procurement costs from these sites are largely denominated in their respective functional currencies, there are also sales and procurement costs denominated in currencies outside of the respective functional currencies, mostly U.S. dollars, British pound sterling, euros, Malaysian ringgit, and Moroccan dirham. Movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our profitability and cash flows. We do not believe that this risk to profitability and cash flows is material for our Prestwick, Scotland and Subang, Malaysia operations, as the impact of fluctuations within sales and expenses are generally expected to be offsetting. The Company had an incremental hedging program in place to minimize the effect of the exchange rate fluctuations noted above for our operations located in Belfast, Northern Ireland. All outstanding foreign currency forward contracts were settled in August 2024. Since the forecasted transactions remain probable of occurring, the changes in the fair value of cash flow hedges recorded in AOCI will be recognized in earnings in the period in which the forecasted transactions impact earnings.
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

In accordance with FASB authoritative guidance, the intercompany revolving credit facility, denominated in U.S. dollars, with our Prestwick subsidiary, whose functional currency is the British pound sterling, is exposed to fluctuations in foreign exchange rates. There is similarly intercompany revolving credit facilities, denominated in U.S. dollars, between our Prestwick subsidiary, whose functional currency is the British pound sterling, and our subsidiaries in Belfast and Morocco, whose functional currency is the U.S. dollar. The fluctuation in rates on these intercompany revolving credit facilities for 2024 resulted in a net loss of $5.8 million reflected in Other expense, net on the Consolidated Statements of Operations. As of December 31, 2024, a 10% increase or decrease in the exchange rate applicable to the intercompany revolving credit facilities would have increased or decreased our pre-tax earnings by $61.3 million.

Item 8.    Financial Statements and Supplementary Data

SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the twelve months ended December 31, 2024, December 31, 2023, and December 31, 2022
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	82
Consolidated Statements of Operations	84
Consolidated Statements of Comprehensive Income	85
Consolidated Balance Sheets	86
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	87
Consolidated Statements of Cash Flows	88
Notes to Consolidated Financial Statements	90

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit AeroSystems Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2025 expressed an unqualified opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue and profit recognition for over time and loss contracts
Description of the Matter
As more fully described in Note 4 of the consolidated financial statements, significant estimates and assumptions are made to account for the revenue and profit earned through the satisfaction of performance obligations from long-term supply agreements. For performance obligations that are satisfied over time, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. During 2024, revenue from over time contracts accounted for approximately $4,519.8 million of the Company’s $6,316.6 million revenues. For loss contracts, the Company establishes forward loss reserves for total estimated costs that are in excess of total estimated consideration.

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

We also performed audit procedures that included, among others, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in management's estimate-at-completion analysis. Specifically, for estimates related to program costs and revenues, we (1) inspected contracts and related modifications with the Company’s customers and significant suppliers, (2) compared actual costs to costs estimated at completion, (3) inquired of contract management, program management and supplier management to evaluate the basis of assumptions used in the estimate at completion and to assess whether all contracts were provided for accounting analysis, and (4) inspected source documentation for customer claims. Finally, we involved EY specialists to perform an independent estimate-at-completion for certain programs and performed sensitivity analyses to determine the effect of changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Wichita, Kansas

February 28, 2025

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	($ in millions, except per share data)
Net revenues	$6,316.6	$6,047.9	$5,029.6
Operating costs and expenses
Cost of sales	7,689.0	5,841.7	4,981.0
Selling, general and administrative	365.5	281.9	279.2
Restructuring costs	0.7	7.2	0.2
Research and development	47.5	45.4	50.4
Other operating expense	—	5.9	—
Total operating costs and expenses	8,102.7	6,182.1	5,310.8
Operating loss	(1,786.1)	(134.2)	(281.2)
Interest expense and financing fee amortization	(353.5)	(318.7)	(244.1)
Other expense, net	(2.0)	(140.4)	(14.1)
Loss before income taxes and equity in net income (loss) of affiliates	(2,141.6)	(593.3)	(539.4)
Income tax benefit (provision)	2.4	(22.5)	(5.2)
Loss before equity in net income (loss) of affiliates	(2,139.2)	(615.8)	(544.6)
Equity in net income (loss) of affiliates	0.2	(0.3)	(1.6)
Net loss	$(2,139.0)	$(616.1)	$(546.2)
Less noncontrolling interest in earnings of subsidiary	(0.8)	(0.1)	0.5
Net loss attributable to common shareholders	$(2,139.8)	$(616.2)	$(545.7)

Loss per share
Basic	$(18.32)	$(5.78)	$(5.21)
Diluted	$(18.32)	$(5.78)	$(5.21)
Dividends declared per common share	$0.00	$0.00	$0.03

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	For the Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	($ in millions)
Net loss	$(2,139.0)	$(616.1)	$(546.2)
Other comprehensive (loss) income, net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $1.0, $7.6, and $35.3, respectively	1.5	70.8	(121.4)
Unrealized foreign exchange gain (loss) income on intercompany loan, net of tax effect of $0.3, ($1.0), and $1.8, respectively	(0.6)	1.8	(4.4)
Unrealized gain (loss) on cash flow hedges, net of tax effect of $0.5, ($0.7) and ($4.6), respectively	2.1	9.8	(23.7)
Reclassification of (gain) loss on cash flow hedges to earnings, net of tax effect of $0.0, $0.0, and $0.0, respectively	(3.6)	(0.5)	18.7
Foreign currency translation adjustments	(9.9)	32.4	(49.4)
Total other comprehensive (loss) income, net of tax	$(10.5)	$114.3	$(180.2)
Less comprehensive (loss) income attributable to noncontrolling interest	(0.8)	(0.1)	0.5
Total comprehensive loss	$(2,150.3)	$(501.9)	$(725.9)

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
	($ in millions)
Assets
Cash and cash equivalents	$537.0	$823.5
Restricted cash	—	0.1
Accounts receivable, net	395.3	585.5
Contract assets, short-term	777.9	522.9
Inventory, net	1,891.7	1,767.3
Assets of business held for sale	100.6	—
Other current assets	58.0	52.5
Total current assets	3,760.5	3,751.8
Property, plant and equipment, net	1,947.9	2,084.2
Right of use assets	79.0	92.1
Pension assets	49.4	33.5
Restricted plan assets	41.2	61.1
Deferred income taxes	0.1	0.1
Goodwill	630.0	631.2
Intangible assets, net	149.5	196.2
Other assets	105.2	99.9
Total assets	$6,762.8	$6,950.1
Liabilities
Accounts payable	$1,041.1	$1,106.8
Accrued expenses	453.3	420.1
Profit sharing	59.0	15.7
Current portion of long-term debt	424.5	64.8
Operating lease liabilities, short-term	10.0	9.1
Advance payments, short-term	158.1	38.3
Contract liabilities, short-term	270.3	192.6
Forward loss provision, short-term	471.5	256.6
Deferred revenue and other deferred credits, short-term	75.4	49.6
Customer financing, short-term	532.0	—
Liabilities of business held for sale	18.8	—
Other current liabilities	53.4	44.7
Total current liabilities	3,567.4	2,198.3
Long-term debt	3,969.7	4,018.7
Operating lease liabilities, long-term	69.8	84.3
Advance payments, long-term	181.0	301.9
Pension/OPEB obligation	24.9	30.3
Contract liabilities, long-term	177.4	161.3
Forward loss provision, long-term	799.8	224.1
Deferred revenue and other deferred credits, long-term	46.7	76.7
Deferred grant income liability — non-current	25.1	25.8
Deferred income taxes	7.8	9.1
Customer financing, long-term	372.0	180.0
Other non-current liabilities	137.2	135.5
Stockholders’ Equity (Deficit)
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 117,266,121 and 116,054,291 shares issued and outstanding, respectively	1.2	1.2
Additional paid-in capital	1,457.6	1,429.1
Accumulated other comprehensive loss	(100.1)	(89.6)
Retained (deficit) earnings	(1,523.5)	616.3
Treasury stock, at cost (41,587,480 and 41,587,480 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders' equity (deficit)	(2,621.5)	(499.7)
Noncontrolling interest	5.5	3.8
Total equity (deficit)	(2,616.0)	(495.9)
Total liabilities and equity (deficit)	$6,762.8	$6,950.1
 See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity (Deficit)

	Shares	Amount
	($ in millions, except share data)
Balance — December 31, 2021	105,037,845	$1.1	$1,146.2	$(2,456.7)	$(23.7)	$1,781.4	$0.5	$448.8
Net loss	—	—	—	—	—	(545.7)	—	(545.7)
Dividends declared	—	—	—	—	—	(3.2)	—	(3.2)
Employee equity awards	338,243	—	36.6	—	—	—	—	36.6
Stock forfeitures	(95,262)	—	—	—	—	—	—	—
Net shares settled	(163,126)	—	(7.2)	—	—	—	—	(7.2)
ESPP shares issued	134,721	—	3.9	—	—	—	—	3.9
Other	—	—	—	—	—	—	3.2	3.2
Other comprehensive loss	—	—	—	—	(180.2)	—	—	(180.2)
Balance — December 31, 2022	105,252,421	$1.1	$1,179.5	$(2,456.7)	$(203.9)	$1,232.5	$3.7	$(243.8)
Net loss	—	—	—	—	—	(616.2)	—	(616.2)
Issuance of common stock, net	10,454,545	0.1	220.6	—	—	—	—	220.7
Stock-based compensation - ESPP	—	—	2.5	—	—	—	—	2.5
Employee equity awards	416,956	—	26.8	—	—	—	—	26.8
Stock forfeitures	(231,022)	—	—	—	—	—	—	—
Net shares settled	(199,809)	—	(6.6)	—	—	—	—	(6.6)
ESPP shares issued	345,177	—	6.3	—	—	—	—	6.3
SERP shares issued	16,023	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	0.1	0.1
Other comprehensive gain	—	—	—	—	114.3	—	—	114.3
Balance — December 31, 2023	116,054,291	$1.2	$1,429.1	$(2,456.7)	$(89.6)	$616.3	$3.8	$(495.9)
Net loss	—	—	—	—	—	(2,139.8)	—	(2,139.8)
Stock-based compensation - ESPP	—	—	2.0		—	—	—	2.0
Employee equity awards	1,341,089	—	36.0	—	—	—	—	36.0
Net shares settled	(539,991)	—	(17.1)	—	—	—	—	(17.1)
ESPP shares issued	410,732	—	7.6	—	—	—	—	7.6
Other	—	—	—	—	—	—	1.7	1.7
Other comprehensive income	—	—	—	—	(10.5)	—	—	(10.5)
Balance — December 31, 2024	117,266,121	$1.2	$1,457.6	$(2,456.7)	$(100.1)	$(1,523.5)	$5.5	$(2,616.0)

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	($ in millions)
Operating activities
Net loss	$(2,139.0)	$(616.1)	$(546.2)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	305.4	315.6	337.1
Amortization of deferred financing fees	15.4	12.6	11.9
Accretion of customer supply agreement	2.5	2.6	2.2
Employee stock compensation expense	38.1	29.2	36.6
(Gain) loss from derivative instruments	(3.6)	(0.5)	17.1
(Gain) loss from foreign currency transactions	(12.1)	7.5	(18.9)
Loss on extinguishment of debt	—	11.8	2.6
Loss on disposition of assets	2.0	6.9	1.1
Deferred taxes	3.7	18.1	8.5
Pension and other post-retirement plans (income) expense	(11.5)	55.1	37.1
Grant liability amortization	(1.2)	(1.1)	(1.5)
Equity in net (income) loss of affiliates	(0.2)	0.3	1.6
Forward loss provision	793.0	(194.9)	(89.7)
Asset impairment charges	2.0	—	—
Gain on settlement of financial instrument	(1.5)	(1.8)	(21.9)
Change in fair value of acquisition consideration and settlement	—	(2.4)	—
Gain on settlement of New Market Tax Credit incentive program	(5.7)	—	—
Changes in assets and liabilities
Accounts receivable, net	198.0	(96.6)	(39.4)
Inventory, net	(152.4)	(295.1)	(118.2)
Contract assets	(280.3)	(18.0)	(63.9)
Accounts payable and accrued liabilities	(49.9)	213.8	220.7
Profit sharing/deferred compensation	45.7	(25.0)	(22.5)
Advance payments	(0.2)	114.1	(133.2)
Income taxes receivable/payable	(1.6)	(3.4)	9.5
Contract liabilities	100.3	(3.0)	(30.4)
Pension plans employer contributions	(1.6)	186.6	19.5
Deferred revenue and other deferred credits	(3.6)	53.6	(14.4)
Other	37.4	4.3	0.1
Net cash used in operating activities	(1,120.9)	(225.8)	(394.6)
Investing activities
Purchase of property, plant and equipment	(152.5)	(148.0)	(121.6)
Acquisition, net of cash acquired	—	—	(31.3)
Other	0.1	0.2	(2.6)
Net cash used in investing activities	(152.4)	(147.8)	(155.5)
Financing activities
Proceeds from issuance of debt	360.5	242.7	—
Borrowings under revolving credit facility	1.6	5.4	—
Proceeds from issuance of long term bonds	—	1,200.0	900.0
Proceeds from issuance of common stock, net	—	220.7	—
Receipts from customer financing	764.0	180.0	—
Payments on customer financing	(40.0)	—	—
Principal payments of debt	(62.6)	(64.1)	(47.6)
Payments on term loan	(5.9)	(5.9)	(6.0)
Payments on revolving credit facility	(1.6)	(0.6)	—
Payments on bonds	—	(1,200.0)	(779.2)
Payment of acquisition consideration	—	(6.0)	—
Payment of debt extinguishment costs	—	(11.8)	(2.6)
Taxes paid related to net share settlement awards	(17.1)	(6.6)	(7.2)
Proceeds from issuance of ESPP stock	7.6	6.3	3.9
Debt issuance and financing costs	(11.0)	(28.5)	(32.3)
Dividends paid	—	—	(4.2)
Proceeds from noncontrolling interest	—	—	3.7
Payment of principal- settlement of financial instrument	—	—	(289.5)
Other	(1.0)	—	—
Net cash provided by (used in) financing activities	994.5	531.6	(261.0)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	9.5	(8.9)
Net (decrease) increase in cash, cash equivalents, and restricted cash for the period	(279.4)	167.5	(820.0)
Cash, cash equivalents, and restricted cash, beginning of period	845.9	678.4	1,498.4
Cash, cash equivalents, and restricted cash, end of period	$566.5	$845.9	$678.4

Supplemental cash flow information	For the Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	($ in millions)
Interest paid	$329.5	$285.3	$222.5
Income taxes paid (refunded)	$1.6	$2.8	$(15.2)
Property acquired through finance leases	$9.6	$31.7	$49.6

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:	For the Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	($ in millions)
Cash and cash equivalents, beginning of the period	$823.5	$658.6	$1,478.6
Restricted cash, short-term, beginning of the period	0.1	$0.2	0.3
Restricted cash, long-term, beginning of the period	22.3	$19.6	19.5
Cash, cash equivalents, and restricted cash, beginning of the period	$845.9	$678.4	$1,498.4

Cash and cash equivalents, end of the period	$537.0	$823.5	$658.6
Restricted cash, short-term, end of the period	—	0.1	0.2
Restricted cash, long-term, end of the period	29.5	22.3	19.6
Cash, cash equivalents, and restricted cash, end of the period	$566.5	$845.9	$678.4

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

1. Nature of Business

Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries (the “Company”) provides manufacturing and design expertise in a wide range of fuselage, propulsion, and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through its subsidiaries, including Spirit AeroSystems, Inc. (“Spirit”). As used herein, references to “Company” refer to Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries. References to “Spirit” refer only to the Company’s subsidiary, Spirit AeroSystems, Inc., and references to “Spirit Holdings” or “Holdings” refer only to Spirit AeroSystems Holdings, Inc.

The Company’s headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; Saint-Nazaire, France; Biddeford, Maine; Woonsocket, RI; Belfast, Northern Ireland; Morocco, Casablanca; and Dallas, Texas.

The Company largely supports commercial aerostructures customers, and the Company’s financial results and prospects are almost entirely dependent on global commercial aviation demand and the resulting production rates of the Company’s customers. The Company’s customers, including Boeing and Airbus, have in the past decreased production rates across many programs due to decreased demand for aviation, including as a result of the COVID-19 pandemic, and may in the future continue to adjust production rates or suspend production, potentially without early warning and within a short time horizon.

During the periods beginning in 2020, and continuing through the present as the aircraft industry continues to recover, the Company’s operating cash flows from continuing operations have been adversely impacted by, among other things, the B737 MAX grounding, the COVID-19 pandemic, production rate changes for the B737 MAX program and other programs, supply chain disruptions, the impact of global inflationary pressures on costs, increased interest expense, and labor shortages and related cost increases affecting its business. As a result, the Company took steps throughout the period to reduce costs and raise additional debt and customer financing. As of December 31, 2024, the Company had a debt balance of approximately $4,394.2, more than 50% was secured debt, and a cash balance of $537.0. The Company had customer financing liabilities of $904.0 as of December 31, 2024.

2. Basis of Presentation

The accompanying consolidated financial statements include the Company’s financial statements and the financial statements of its majority owned or controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation.

Spirit is the majority participant in the Kansas Industrial Energy Supply Company (“KIESC”), a tenancy-in-common with other Wichita companies established to purchase natural gas. KIESC is fully consolidated as the Company owns 70.4% of the entity’s equity. Spirit has a controlling interest in, and fully consolidates, its subsidiary Spirit Evergreen Aftermarket Solutions Co., Ltd., a joint venture with Evergreen Technologies Corporation to provide MRO services to the Asia-Pacific market.

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

The Merger Agreement includes termination provisions under which either Holdings or Boeing may terminate the Merger Agreement in various circumstances, including if the Merger has not been consummated by March 31, 2025, subject to three automatic three-month extensions if on each such date all of the closing conditions except those relating to regulatory approvals or the disposition of the Spirit Airbus Business have been satisfied or waived (such date, as so extended (if applicable), the “Outside Date”). Upon termination of the Merger Agreement in specified circumstances, Boeing would be required to pay to Holdings a termination fee of $300.0 reduced (but not to less than zero) by the aggregate then-outstanding amount of cash advances to be repaid by the Company to Boeing, whether or not then due and payable, pursuant to the applicable agreements governing cash advances by Boeing to the Company.

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

Other than transaction expenses associated with the Merger of $66.0 for the twelve months ended December 31, 2024, recorded within Selling, general and administrative expense in our Consolidated Statements of Operations, the Merger Agreement did not affect the Company’s consolidated financial statements for the twelve months ended December 31, 2024.

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

Assets Held for Sale

On November 17, 2024, the Company entered into a definitive agreement to sell our Fiber Materials, Inc. (“FMI”) business, a fully owned subsidiary of Spirit AeroSystems, Inc., for $165.0, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. The transaction closed on January 13, 2025. For additional information, see Note 30 Acquisitions and Dispositions.

Liquidity

Our consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (GAAP) on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. The Company has incurred net losses of $2,139.8, $616.2, and $545.7, for the twelve months ended December 31, 2024, 2023, and 2022, respectively, and cash used in operating activities of $1,120.9, $225.8, and $394.6, respectively for the same periods. As of December 31, 2024, our debt balance was $4,394.2, including $424.5 of debt classified as short-term. The Company’s cash and cash equivalents were $537.0 and $823.5 as of December 31, 2024, and December 31, 2023, respectively. The Company will require additional liquidity to continue its operations over the next 12 months.

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

On April 18, 2024, the Company entered into a Memorandum of Agreement (“MOA”) with Boeing, where Boeing advanced $425.0 to the Company to support the Company’s liquidity. This MOA was amended on June 20, 2024, to increase the advance by an additional $40.0 and to revise certain repayment amounts and extend near-term repayment dates. As of the date of this filing, we have repaid $40.0 of the MOA advances. The MOA was amended again on January 22, 2025 to reschedule the repayment dates to occur from April to September 2026.

On October 18, 2024, we announced a 21-day furlough, effective October 27, 2024, for approximately 700 employees working on the B767 and B777 programs in response to the strike by Boeing IAM employees which lasted from September to November 2024, as the Company had reached maximum storage capacity on the B767 and B777 programs. Our ability to align our costs, including both internal and supply chain related spending, to react to unexpected changes in customer-determined production rates has and will likely continue to have a material impact on the Company’s results of operations and cash flows. Our liquidity has been impacted by higher levels of inventory and contract assets, lower operational cash flows due to a decrease in expected deliveries to Boeing, higher factory costs to maintain rate readiness (attributed to product quality verification process enhancements, including moving such processes from Renton, Washington, to Wichita, Kansas), Boeing no longer allowing for traveled work on the B737 fuselage to its factories, the strike by Boeing employees, and limitations on Boeing increasing production rates. Based upon expected production volumes and deliveries, the terms of this advance require installments be repaid through October 2024, which has been deferred.

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

Management has developed a plan designed to improve liquidity in response to the developments highlighted above. These plans are dependent upon many factors, including, among other things, the outcomes of discussions related to the timing or amounts of repayment for certain customer advances, the timing and expected proceeds received from certain divestitures, the expected timing and outcome of the transactions contemplated by the Merger Agreement and the Airbus Term Sheet announced June 30, 2024, and achieving anticipated B737 deliveries. Management is also evaluating additional strategies intended to improve liquidity to support operations, including, but not limited to, additional customer advances and restructuring of operations in an effort to increase efficiency and decrease expenses, which may include layoffs or additional furloughs. However, there can be no assurance that these plans or strategies will sufficiently improve our liquidity needs or that we will otherwise realize the anticipated benefits. Accordingly, substantial doubt about the Company’s ability to continue as a going concern exists.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

3.  Adoption of Accounting Standards

Adoption of ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements, and the Company does not expect this guidance to have a material impact prospectively.

4. Summary of Significant Accounting Policies

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

The Company regularly commences work and incorporates customer-directed changes prior to negotiating pricing terms for engineering work, product modifications, and other statements of work. The Company’s contractual terms typically provide for price negotiations after certain customer-directed changes have been accepted by the Company. Prices are estimated until they are contractually agreed upon with the customer. When a contract is modified, the Company evaluates whether additional distinct products and services have been promised at standalone selling prices, in which case the modification is treated as a separate contract. If not, depending on whether the remaining performance obligations are distinct from the goods or services transferred on or before the modification, the modification is either treated prospectively as if it were a termination of the existing contract and the creation of a new contract, treated as if it were a part of the existing contract, or treated as some combination.

The Company allocates the consideration for a contract to the performance obligations on the basis of their relative standalone selling price. The Company estimates the likelihood of the amount of options that the customer is going to exercise when assessing the impact of loss contracts.

The Company typically provides warranties on all the Company’s products and services. Generally, warranties are not priced separately and customers cannot purchase them independently of the products or services under contract, so they do not create performance obligations. The Company’s warranties generally provide assurance to the Company’s customers that the products or services meet the specifications in the contract. In the event that there is a warranty claim because of a covered design, material or workmanship issue, the Company may be required to redesign or modify the product, offer concessions, and/or pay the customer for repairs or perform the repair. Provisions for estimated expenses related to design, service, and product warranties and certain extraordinary rework are made at the time products are sold. These costs are accrued at the time of the sale and are recorded as cost of sales. These estimates are established using historical information on the nature, frequency, and the cost experience of warranty claims, including the experience of industry peers. In the case of new development products or new customers, the Company also considers factors including the warranty experience of other entities in the same business, management judgment, and the type and nature of the new product or new customer, among others.

Actual results could differ from those estimates and assumptions.

Revenues and Profit Recognition
Substantially all of the Company’s revenues are from long-term supply agreements with Boeing, Airbus, and other aerospace manufacturers. The Company participates in its customers’ programs by providing design, development, manufacturing, fabrication, and support services for major aerostructures in the commercial, defense and space, and aftermarket segments. During the early stages of a program, this frequently involves nonrecurring design and development services, including tooling. As the program matures, the Company provides recurring manufacturing of products in accordance with customer design and schedule requirements. Many contracts include clauses that provide sole supplier status to the Company for the duration of the program’s life (including derivatives). The Company’s long-term supply agreements typically include fixed price volume-based terms and require the satisfaction of performance obligations for the duration of the program’s life.

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

Revenue is recognized when, or as, control of promised products or services transfers to a customer and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. Revenue is recognized over time as work progresses when the Company is entitled to the reimbursement of costs plus a reasonable profit for work performed for which the Company has no alternate use. For these performance obligations that are satisfied over time, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. The Company believes that costs incurred as a portion of total estimated costs is an appropriate measure of progress towards satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort. When the Company experiences abnormal production costs such as excess capacity costs the Company will expense the costs in the period incurred separately from the costs incurred for satisfaction of the performance obligations under the Company’s contracts with customers.

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

The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. The Company’s current contracts do not include any significant financing components because the timing of the transfer of the underlying products and services under contract are at the customers’ discretion. Additionally, the Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. The Company’s contracts with customers generally require payment under normal commercial terms after delivery. Payment terms are typically within 30 to 120 days of delivery. The total transaction price is allocated to each of the identified performance obligations using the relative standalone selling price to reflect the amount the Company expects to be entitled for transferring the promised products and services to the customer.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled receivables are recorded on the balance sheet as contract assets, as per ASC 606 guidance. Management assesses and records an allowance for credit losses on financial assets within the scope of ASU 2016-13 using the current expected credit loss (“CECL”) model. The amount necessary to adjust the allowance for credit losses to management’s current estimate, as of the reporting date, on these assets is recorded in net income as credit loss expense. All credit losses reported in accordance with ASU 2016-13 were on trade receivables and/or contract assets arising from the Company’s contracts with customers. See Note 7, Accounts Receivable, net, for more information.

The Company has three agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to a third-party financial institution. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and continue to allow the Company to monetize the receivables prior to the payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company’s ability to continue using such agreements is primarily dependent upon the strength of Boeing’s and Airbus’s financial condition. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being derecognized from the Company’s balance sheet. For additional information on the sale of receivables see Note 7, Accounts Receivable, net.

Inventory
Raw materials are stated at lower of cost (principally on an actual or average cost basis) or net realizable value. Production costs for contracts, including costs expected to be recovered on specific anticipated contracts (work that has commenced because the Company expects the customer to exercise options), are classified as work-in-process and include direct material, labor, overhead, and purchases. Typically, anticipated contracts materialize and the related performance obligations are satisfied within 6-12 months. These costs are evaluated for impairment periodically and capitalized costs for which anticipated contracts do not materialize are written off in the period in which it becomes known. Revenue and related cost of sales are recognized as the performance obligations are satisfied. When the Company experiences abnormal production costs, such as excess capacity costs, the Company will expense the costs in the period incurred and these costs are excluded from inventoriable costs. Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by evaluating inventory of individual raw materials and parts against both historical usage rates and forecasted production requirements. See Note 10, Inventory.

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

Where the Company is involved in build-to-suit leasing arrangements, the Company is deemed the owner of the asset for accounting purposes during the construction period of the asset. The Company records the related assets and liabilities for construction costs incurred under these build-to-suit leasing arrangements during the construction period. Upon completion of the asset, the Company considers whether the assets and liabilities qualify for derecognition under the sale-leaseback accounting guidance. See Note 11, Property, Plant and Equipment, net.

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

Derivative Instruments and Hedging Activity

The Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value. Changes in fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether the Company elected hedge accounting and whether a derivative is effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. Cash flows associated with the Company’s derivatives are presented as a component of the operating section of the statement of cash flows. The use of derivatives has generally been limited to interest rate swaps and foreign currency forward contracts. The Company enters into foreign currency forward contracts to reduce the risks associated with the changes in foreign exchange rates on sales and cost of sales denominated in currencies other than the entities’ functional currency. See Note 16, Derivative and Hedging Activities.

Fair Value of Financial Instruments

Financial instruments are measured in accordance with FASB authoritative guidance related to fair value measurements. This guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. See Note 15, Fair Value Measurements.

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

This assessment is completed on a taxing jurisdiction and entity filing basis. Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S. and U.K., management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets at December 31, 2020. This determination was made as the Company entered into a U.S. cumulative loss position during the first half of 2021, as prior period positive earnings fell outside of the three-year measurement period. Additionally, entities of the U.K. operations are in cumulative loss positions after the inclusion of 2023, 2022, and 2021 losses. Once a company anticipates or enters a cumulative three-year loss position, there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. Changes in the Company’s estimates and judgments regarding realization of deferred tax assets may result in an increase or decrease to tax expense and/or other comprehensive income, which would be recorded in the period in which the change occurs.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The Company records income tax provision or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for the uncertainty in income taxes. The final tax outcome for these matters may be different than management’s original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. The Company uses the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense. See Note 21, Income Taxes, for further discussion.

Stock-Based Compensation and Other Share-Based Payments

Many of the Company’s employees are participants in the Omnibus Incentive Plan of 2014 (as amended, the “Omnibus Plan”). The expense attributable to the Company’s employees is recognized over the period the amounts are earned and vested, as described in Note 20, Stock Compensation. The expense includes an estimate of expected forfeitures, based on historical forfeiture trends.

Government Assistance

The Company has received grants in the form of government funding for various capital and development initiatives.

For agreements where the government is funding (or partially funding) capital, the associated fixed assets generally remain on the Property, plant and equipment, net line item on the Company’s Consolidated Balance Sheet at full cost, with deferred grant income separately recorded as a liability on the Company’s Consolidated Balance Sheet for the amounts funded. The liability is amortized each period to offset the related costs for which the grant was intended to compensate on a systematic basis (e.g. over the depreciable lives of the capital investments). The amount of deferred grant income within the Deferred grant income liability — non-current line item on the Company’s Consolidated Balance Sheet as of December 31, 2024 related to these types of capital projects was $16.7. The amount of deferred grant income within the Other non-current liabilities line item on the Company’s Consolidated Balance Sheet as of December 31, 2024 related to these types of capital projects was $8.2. The amount of deferred grant income within the Property, plant and equipment, net line item on the Company’s Consolidated Balance Sheet as of December 31, 2024 related to these types of capital projects was $12.2. The amount of deferred grant income amortized as a reduction to the Cost of sales line item on the Consolidated Statements of Operations for the twelve months ended December 31, 2024 was $2.2. These agreements generally have recapture provisions related to the Company achieving a certain level of capital investment on the project.

In instances where the government is funding (or partially funding) business development other than capital projects, recognition is based on the specific terms associated with the various grants, generally resulting in the government funding being recognized as a reduction to related expenses in the period which received, or the government funding being recorded as deferred grant income within the liabilities on the Company’s Consolidated Balance Sheet. The amount of deferred grant income within the Deferred grant income liability — non-current line item on the Company’s Consolidated Balance Sheet as of December 31, 2024 related to these types of business development projects was $8.4. These liabilities are amortized over a period for which performance criteria provisions are included. Performance criteria provisions are generally related to achieving and/or maintaining a specific level of employment for the project. These agreements generally have recapture provisions related to the Company achieving the specified performance provisions on the project. As the performance criteria are met, or in instances where there are no performance criteria or applicable recapture provisions, the government funding is recognized as a reduction to related expenses. The amount of government assistance recognized as a reduction to the Cost of sales line item on the Consolidated Statements of Operations for the twelve months ended December 31, 2024 was $2.5, the amount recognized as a reduction to the Selling, general and administrative line item was $0.5.

5.  New Accounting Pronouncements

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

In March 2024, the FASB issued ASU No. 2024-02 Codification Improvements - Amendments to Remove References to the Concepts Statements which amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025 and is not expected to have a significant impact on our financial statements.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-04, Debt - Debt with Conversion and Other Options which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

6. Changes in Estimates

The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts (and options if applicable), and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts (and options, if any) and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. The Company’s estimate of costs depends on maintaining continuing, uninterrupted production at its manufacturing facilities and its suppliers’ facilities. Interruptions in deliveries of or increased prices for components or raw materials used in the Company's products could delay production and/or materially adversely affect the Company’s business. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications. Cumulative catch-up adjustments are primarily related to changes in the estimated margin of contracts with performance obligations that are satisfied over time.

Changes in estimates could materially affect the Company’s future financial performance. Other than certain increases in raw material costs that can generally be passed on to the Company’s customers, in most instances the Company must fully absorb cost overruns. Some of the factors that may cause the costs incurred in fulfilling contracts to vary substantially from current estimates are technical problems, production rate changes, materials shortages, supplier difficulties, realization targets, existence of and execution to recovery plans caused by these factors, and multiple other events, including those identified in Item 1A. “Risk Factors”. The risk particularly applies to products such as the B787, B767, A220, and A350, which are in forward loss positions.

Changes in estimates are summarized below:

Changes in Estimates	December 31, 2024	December 31, 2023	December 31, 2022
(Unfavorable) Favorable Cumulative Catch-up Adjustments by Segment
Commercial	$(83.5)	$(45.6)	$(30.1)
Defense & Space	21.1	(10.6)	2.4
Aftermarket	—	—	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustments	$(62.4)	$(56.2)	$(27.7)

(Forward Loss) and Changes in Estimates on Loss Programs by Segment
Commercial	$(1,328.9)	$(234.0)	$(243.9)
Defense & Space	(37.3)	(30.7)	(6.4)
Aftermarket	—	—	—
Total (Forward Loss) and Changes in Estimates on Loss Program	$(1,366.2)	$(264.7)	$(250.3)

Total Changes in Estimates	$(1,428.6)	$(320.9)	$(278.0)
EPS Impact (diluted per share based upon statutory tax rate)	$(12.22)	$(3.12)	$(2.68)

2024 Changes in Estimates

During the twelve months ended December 31, 2024, the Company recognized net forward loss charges of $1,366.2 primarily driven by a change in strategic pricing conversations with Airbus in the first quarter, current production performance, and supply chain cost growth on the A350 and A220 programs, additional labor and supply chain cost growth on the B787 program, increased costs related to factory performance on the B767 program and supply chain cost estimates on the KC-135 program.

Unfavorable cumulative catch-up adjustments of $62.4 were primarily driven by increased production costs associated with changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS on the B737 program. These were partially offset by favorable cumulative catch-up adjustment in Defense & Space. This change in business process for the B737 units has delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. Additionally, we are maintaining a higher cost profile for a planned rate increase that has now been delayed because of the production rate limitations on the B737 program.

2023 Changes in Estimates

During the twelve months ended December 31, 2023, the Company recognized unfavorable changes in estimates of $320.9, including forward loss charges of $470.3 and unfavorable cumulative catch-up adjustments of $56.2, partially offset by a reversal of forward loss charges of ($205.6) on the B787 resulting from the execution of the 2023 MOA, resulting in a net $264.7 of forward loss charges in 2023. The forward loss charges were primarily driven by labor and production cost growth,

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
higher supply chain costs, and schedule revisions on the A350 program and additional labor, the impact of the IAM agreement and supply chain cost growth on the B787 program, increased factory performance and supply chain costs on the B767, higher production, labor and supply chain costs on the A220 program, and production costs incurred including the impact of the IAM agreement on the Sikorsky CH-53K program.

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

7. Accounts Receivable, net

Accounts receivable represent the Company’s unconditional rights to consideration, subject to the payment terms of the contract, for which only the passage of time is required before payment. Unbilled receivables are reflected under contract assets on the balance sheet. Management assesses and records an allowance for credit losses using a current expected credit loss (“CECL”) model. See Allowance for Credit Losses, below.

Accounts receivable, net consists of the following:

	December 31, 2024	December 31, 2023
Trade receivables	$371.9	$555.8
Other	33.2	42.0
Less: allowance for credit losses	(9.8)	(12.3)
Accounts receivable, net	$395.3	$585.5

The Company has agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus Group SE and its affiliates (collectively, “Airbus”), and Rolls-Royce PLC and its affiliates (collectively, “Rolls-Royce”) to third-party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company’s ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
financial condition. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being derecognized from the Company’s balance sheet. For the twelve months ended December 31, 2024, $3,525.2 of accounts receivable have been sold via this arrangement. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables is $48.0 for the year ended December 31, 2024 and is included in Other expense, net. See Note 24, Other Expense, net.

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

In determining the appropriate methodology to use within the CECL model for receivables and contract assets arising from the Company’s contracts with customers, the Company considered the risk characteristics of the applicable assets. The Company segregated the trade receivables and contract assets into “pools” of assets at the segment level. The Company’s assessment was based on similarity of risk characteristics shared by these pool of assets. Management observed that risks for collectability, with regard to the trade receivables and contract assets resulting from contracts with customers include: macro level economic conditions that impact all of the Company’s customers, macro-level market conditions that could impact the Company’s customers in certain aircraft categories, certain customer specific market conditions, certain customer specific economic conditions, and certain customer specific administrative conditions.

The Company selected a loss-rate method for the CECL model, based on the relationship between historical write-offs of receivables and the underlying sales. Utilizing this model, a loss-rate is applied against the cost of applicable assets, at the time the asset is established. The loss rate reflects the Company’s current estimate of the risk of loss (even when that risk is remote) over the expected life of the assets. The Company’s policy is to deduct write-offs from the allowance for credit losses account in the period in which the financial assets are deemed uncollectible.

The changes to the allowance for credit losses and related credit loss expense reported for the twelve months ended December 31, 2024 were solely based on the results of the CECL model. During the twelve months ended December 31, 2024 there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

8.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those for which performance obligations have been fully satisfied and billing is expected within 12 months of contract origination and contract assets, long-term are fully satisfied obligations that are expected to be billed in more than 12 months. No impairments to contract assets were recorded for the twelve months ended December 31, 2024 or December 31, 2023. See also Note 7, Accounts Receivable, net.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	December 31, 2024	December 31, 2023	Change
Contract assets	$777.9	$522.9	$255.0
Contract liabilities	(447.7)	$(353.9)	(93.8)
Net contract assets (liabilities)	$330.2	$169.0	$161.2

For the period ended December 31, 2024, the increase in contract assets reflects the net impact of additional revenue recognized in excess of billed revenues during the period as well as the impact of changes by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process has delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. The increase in contract liabilities reflects the net impact of more deferred revenues recorded in excess of revenue recognized during the period. The increase in the current period was driven by receipts in both the Commercial and Defense & Space segments related to funding for specific program expenditures. The Company recognized $66.8 of revenue that was included in the contract liability balance at the beginning of the period.

	December 31, 2023	December 31, 2022	Change
Contract assets	$522.9	$502.2	$20.7
Contract liabilities	$(353.9)	$(356.4)	2.5
Net contract assets (liabilities)	$169.0	$145.8	$23.2

For the period ended December 31, 2023, the increase in contract assets reflects the net impact of additional revenue recognized in excess of billed revenues during the period. The decrease in contract liabilities reflects the net decrease of deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $189.4 of revenue that was included in the contract liability balance at the beginning of the period including the reversal of a previously recognized material right obligation related to the 2023 MOA of $154.6. These decreases to the liabilities were primarily offset by increases in contract liabilities from capital and tooling amounts received in 2023.

9.  Revenue Disaggregation and Outstanding Performance Obligations

Disaggregation of Revenue

The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time. Additionally, the Company disaggregates revenue based upon the location where products and services are transferred to the customer, and based upon major customer. The Company’s principal operating segments and related revenue are noted in Note 28, Segment and Geographical Information.

The following table disaggregates revenues by the method of performance obligation satisfaction:

	For the Twelve Months Ended
Revenue	December 31, 2024	December 31, 2023
Contracts with performance obligations satisfied over time	$4,519.8	$4,368.7
Contracts with performance obligations satisfied at a point in time	1,796.8	1,679.2
Total Revenue	$6,316.6	$6,047.9

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The following table disaggregates revenue by major customer:

	For the Twelve Months Ended
Customer	December 31, 2024	December 31, 2023
Boeing	$3,693.1	$3,847.1
Airbus	1,334.9	1,144.6
Other	1,288.6	1,056.2
Total net revenues	$6,316.6	$6,047.9

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

	For the Twelve Months Ended
Location	December 31, 2024	December 31, 2023
United States	$4,811.0	$4,667.1
International
United Kingdom	649.7	582.5
Other	855.9	798.3
Total International	1,505.6	1,380.8
Total Revenue	$6,316.6	$6,047.9

Remaining Performance Obligations

Unsatisfied, or partially unsatisfied, performance obligations currently under contract that are expected to be recognized to revenue in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	2025	2026	2027	2028 and After
Unsatisfied performance obligations	$5,125.9	$5,130.4	$3,638.0	$342.3

10. Inventory

Inventory consists of raw materials used in the production process, work-in-process, which is direct material, direct labor, overhead, and capitalized preproduction costs. Raw materials are stated at lower of cost (principally on an actual or average cost basis) or net realizable value. Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically amortized over a period that is consistent with the satisfaction of the underlying performance obligations to which these relate. See Note 4, Summary of Significant Accounting Policies - Inventory.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	December 31, 2024	December 31, 2023
Raw materials	$468.7	$414.4
Work-in-process (1)	1,333.7	1,283.7
Finished goods	71.0	48.4
Product inventory	1,873.4	1,746.5
Capitalized pre-production	18.3	20.8
Total inventory, net	$1,891.7	$1,767.3

(1)Work-in-process inventory includes direct labor, direct material, and overhead on contracts for which revenue is recognized at a point in time, as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized over time using the input method. For the periods ended December 31, 2024 and December 31, 2023, work-in-process inventory includes $491.8 and $262.0, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

Product inventory, summarized in the table above, is shown net of valuation reserves of $161.5 and $150.2 as of December 31, 2024 and December 31, 2023, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the twelve months ended December 31, 2024 includes $196.5 of excess capacity production costs related to temporary B737 MAX and A220 production schedule changes and $0.7 of restructuring costs included in the Consolidated Statements of Operations. Cost of sales for the twelve months ended December 31, 2023 includes $184.1 of excess capacity production costs related to temporary B737 MAX, A220, and A320 production schedule changes. Additional expenses that were excluded from inventory and expensed in 2023 were abnormal production costs of $8.3 related to the temporary production pause, and ($2.4) of benefit related to the settlement of a contingent consideration obligation related to the Applied Aerodynamics acquisition, which are both included in Other operating expense, and $7.2 of restructuring costs included in the Consolidated Statements of Operations.

11. Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	December 31, 2024	December 31, 2023
Land	$28.8	$30.5
Buildings (including improvements)	1,315.7	1,307.6
Machinery and equipment	2,513.3	2,460.6
Tooling	1,033.3	1,064.8
Capitalized software	341.5	338.4
Construction-in-progress	154.5	119.0
Total	5,387.1	5,320.9
Less: accumulated depreciation	(3,439.2)	(3,236.7)
Property, plant and equipment, net	$1,947.9	$2,084.2

Capitalized interest was $7.0, $5.2, and $3.8 for the twelve months ended December 31, 2024, 2023 and 2022, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $208.0, $176.9, and $161.9 for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software. Depreciation expense related to capitalized software was $15.6, $22.7, and $23.4 for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There was $2.0 of asset impairment charges for the twelve months ended December 31, 2024. There was no impairment for the twelve months ended December 31, 2023.

12. Leases

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

For the twelve months ended December 31, 2024, total net lease cost was $60.8. This was comprised of $15.0 of operating lease costs, $38.0 amortization of assets related to finance leases, and $7.8 interest on finance lease liabilities. For the twelve months ended December 31, 2023, total net lease cost was $57.0. This was comprised of $14.6 of operating lease costs, $34.2 amortization of assets related to finance leases, and $8.2 interest on finance lease liabilities. For the twelve months ended December 31, 2022, total net lease cost was $54.3. This was comprised of $13.6 of operating lease costs, $33.6 of amortization of assets related to finance leases, and $7.1 interest on finance lease liabilities.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Supplemental cash flow information related to leases was as follows:

	For the Twelve Months Ended	For the Twelve Months Ended
	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.8	$14.2
Operating cash flows from finance leases	$7.8	$8.2
Financing cash flows from finance leases	$51.1	$50.3

ROU assets obtained in exchange for lease obligations:
Operating leases	$3.7	$6.1

Supplemental balance sheet information related to leases:

	December 31, 2024	December 31, 2023
Finance leases:
Property and equipment, gross	$333.3	$336.9
Accumulated amortization	(163.8)	(135.8)
Property and equipment, net	$169.5	$201.1

The weighted average remaining lease term as of December 31, 2024 for operating and finance leases was 35.1 years and 4.6 years, respectively. The weighted average discount rate as of December 31, 2024 for operating and finance leases was 5.8% and 6.6%, respectively. See Note 17, Debt, for current and non-current finance lease obligations. The weighted average remaining lease term as of December 31, 2023 for operating and finance leases was 33.2 years and 4.7 years, respectively. The weighted average discount rate as of December 31, 2023 for operating and finance leases was 6.2% and 6.3%, respectively.

As of December 31, 2024, remaining maturities of lease liabilities were as follows:

	2025	2026	2027	2028	2029	2030 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$14.3	$12.0	$9.3	$8.3	$7.3	$148.4	$199.6	$(119.8)	$79.8
Financing Leases	$44.5	$31.1	$13.8	$7.1	$2.7	$19.8	$119.0	$(16.3)	$102.7

As of December 31, 2024, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $0.7 and $6.8, respectively, for manufacturing equipment and facilities which are in various phases of construction or customization for the Company’s ultimate use, with lease terms between 3 and 5 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
13. Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	December 31, 2024	December 31, 2023
Prepaid expenses	$41.4	$34.8
Income tax receivable	6.6	5.3
Other assets- short term	10.0	12.4
Total other current assets	$58.0	$52.5

Other assets are summarized as follows:

	December 31, 2024	December 31, 2023
Supply agreements (1)	$0.7	$3.5
Equity in net assets of affiliates	0.9	0.8
Restricted cash - collateral requirements	29.5	22.3
Rotables	43.0	44.0
Bond collateral	11.2	—
Other	19.9	29.3
Total	$105.2	$99.9

(1)Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.
Goodwill is summarized as follows:

		Changes in Goodwill Balance
	Balance at						Balance at
Segment	December 31, 2023	Acquisitions	Assets Held for Sale		Adjustments/Other	Currency Exchange	December 31, 2024
Commercial	$296.6	$—	$—		$—	$(0.1)	$296.5
Defense & Space	$13.2	$—	$(1.1)	(1)	$—	$—	$12.1
Aftermarket	$321.4	$—	$—		$—	$—	$321.4
	$631.2	$—	$(1.1)		$—	$(0.1)	$630.0

(1)Represents the allocation of Goodwill attributable to the carrying value of Fiber Materials, Inc. (“FMI”). See Note 30 Acquisitions and Dispositions.

The total goodwill value includes no accumulated impairment loss in any of the periods presented.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Intangible assets are summarized as follows:

	December 31, 2024	December 31, 2023
Intangible assets
Favorable leasehold interests	$2.8	$2.8
Developed technology asset	62.0	103.1
Customer relationships intangible assets	137.2	139.6
Total intangible assets	$202.0	$245.5
Accumulated amortization - favorable leasehold interest	(2.2)	(2.1)
Accumulated amortization - developed technology asset	(17.2)	(21.9)
Accumulated amortization - customer relationships	(33.1)	(25.3)
Intangible assets, net	$149.5	$196.2

Amortization expense was $15.2 and $15.2 for the twelve months ended December 31, 2024 and 2023, respectively.

The Company’s policy is to use straight-line amortization on the amortizing intangible assets. The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Consolidated Balance sheet and the weighted average amortization is estimated to be the following as of December 31, 2024:

Year	Favorable leasehold interest	Developed Technology	Customer Relationships	Total
2025	$0.1	$4.1	$8.1	$12.3
2026	$0.1	$4.1	$8.1	$12.3
2027	$0.1	$4.1	$8.1	$12.3
2028	$0.1	$4.1	$8.1	$12.3
2029	$0.1	$4.1	$7.7	$11.9

Weighted average amortization period	4.5	10.8	13.5	12.7

14.   Advance Payments

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

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of December 31, 2024, the amount of advance payments received by us from Boeing and not yet repaid was approximately $164.3.

In support of tooling and capital expenditures for future production rate increases on the B787 program, the 2023 MOA entered into on October 12, 2023 included an agreement for Boeing to advance Spirit a total of $71.7 in quarterly installments

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
beginning October 2023 through April 2025. Spirit will align the repayment plan to coincide with deliveries to Boeing beginning April 2025 through October 2027. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advance prior to October 31, 2027, the remaining balance up to the $71.7 will be due in the fourth quarter of 2027. As of December 31, 2024, the amount of advance payments received by Spirit from Boeing and not yet repaid was approximately $55.9.

Advances on the A350 Program. During the twelve months ended December 31, 2023, the Company received an advance payment from Airbus of $100.0 under an agreement between Airbus S.A.S. and Spirit AeroSystems (Europe) Limited (“Spirit Europe”) signed on June 23, 2023 (the “A350 Agreement”). The A350 Agreement provides for up to $100.0 of advances that are required to be repaid along with a nominal fee to Airbus by way of offset against the purchase price of A350 FLE shipset deliveries in 2025. To the extent actual deliveries in 2025 are insufficient to offset the advance amount, any amount not offset against deliveries will be due and payable to Airbus per the terms of the Airbus Term Sheet. In connection with the A350 Agreement, Spirit Europe has pledged certain program assets including work in process inventories and raw materials at Spirit’s Scotland facility in an amount sufficient to cover the advances. See also the disclosure under the heading “Airbus Term Sheet” in Note 2 Basis of Presentation.

Other. The Advance payments, long-term line item on the Consolidated Balance Sheet for the period ended December 31, 2024 includes $18.9 related to payments received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

15.   Fair Value Measurements

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

The Company’s long-term debt includes a senior secured term loan and senior notes described further under Note 17 Debt. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt. See also Note 16 Derivative and Hedging Activities, and Note 18 Pension and Other Post-Retirement Benefits.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	December 31, 2024			December 31, 2023
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	$570.1	$577.6	(2)	$571.0	$573.1	(2)
Delayed-draw bridge loan	347.9	347.9	(1)	—	—	(1)
Exchangeable senior notes due 2028	223.6	310.4	(2)	222.2	292.6	(2)
Senior notes due 2025	20.8	20.5	(1)	20.8	20.7	(1)
Senior secured notes due 2026	299.5	292.4	(1)	299.1	288.0	(1)
Senior notes due 2028	697.3	661.7	(1)	696.6	616.8	(1)
Senior secured first lien notes due 2029	889.9	953.1	(1)	888.4	973.0	(1)
Senior secured second lien notes due 2030	1,181.9	1,308.9	(1)	1,180.0	1,273.1	(1)
Total	$4,231.0	$4,472.5		$3,878.1	$4,037.3

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

16.   Derivative and Hedging Activities

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

The following table summarizes the notional amounts (representing the gross contract/notional amount of the derivatives outstanding) and fair values of the derivative instruments in the Consolidated Balance Sheet as of December 31, 2024, and December 31, 2023. The foreign currency exchange contracts are measured within Level 1 of the Fair Value hierarchy. See Note 15, Fair Value Measurements.

	Notional amount		Other assets		Other liabilities
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	$—	$169.1	$—	$3.0	$—	$—
Total derivatives at fair value			$—	$3.0	$—	$—

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles or in the period in which the forecasted transactions impact earnings. The gain (loss) recognized in AOCI associated with the Company’s hedging transactions is presented in the following table:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	For the Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Recognized in total other comprehensive loss:
Foreign currency exchange contracts	$1.5	$5.9	$(19.1)

The following table summarizes the gains/(losses) associated with the Company’s hedging transactions reclassified from AOCI to earnings:

	For the Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Foreign currency exchange contracts:
Other income (expense)	$3.6	$0.5	$(18.7)

Within the next 12 months, the Company expects to recognize a gain of $0.9 in earnings related to the foreign currency forward contracts. As of December 31, 2024, there were no outstanding foreign currency forward contracts. Generally, the Company has agreements with its counterparties that contain a provision whereby if the Company defaults on its existing credit facilities and payment of the loans extended under such facilities is accelerated, the Company could be declared in default under its agreements, which may result in the early termination of the outstanding derivatives governed by such agreements and the payment of an early termination amount.

Derivatives Not Accounted for as Hedges

During the twelve months ended December 31, 2022, the Company entered into foreign currency forward contracts in the amount of $291.5 to minimize the risk of currency exchange rate movements on the Company’s planned settlement of the repayable investment agreement between the Company and the U.K.’s Department for Business, Energy and Industrial Strategy. During the twelve-month period ended December 31, 2022, these foreign currency forward contracts were settled and new contracts were entered into in the amount of $293.7, which were also settled during the period. The Company did not designate these forward contracts as hedges or apply hedge accounting to the forward contracts. For the twelve months ended December 31, 2022, the Company recorded a net gain of $1.6 to the Other expense, net line item on the Consolidated Statements of Operations related to the foreign currency forward contracts. There were no foreign currency forward contracts, other than those accounted for as cash flow hedges noted above, in existence as of December 31, 2024, December 31, 2023 or December 31, 2022.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
17.   Debt

Total debt shown on the balance sheet is comprised of the following:

	December 31, 2024		December 31, 2023
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	$5.8	$564.3	$5.8	$565.2
Delayed-draw bridge loan	347.9	—	—	—
Exchangeable senior notes due 2028	—	223.6	—	222.2
Senior notes due 2025	20.8	—	—	20.8
Senior secured notes due 2026	—	299.5	—	299.1
Senior notes due 2028	—	697.3	—	696.6
Senior secured first lien notes due 2029	—	889.9	—	888.4
Senior secured second lien notes due 2030	—	1,181.9	—	1,180.0
Present value of finance lease obligations	40.6	62.1	48.3	95.0
Other	9.4	51.1	10.7	51.4
Total	$424.5	$3,969.7	$64.8	$4,018.7

Credit Agreement

On October 5, 2020, Spirit entered into a term loan credit agreement (the “Credit Agreement”) providing for a $400.0 senior secured term loan B credit facility with the lenders party thereto and Bank of America, N.A.(“BofA”), as administrative agent and collateral agent. On October 5, 2020 Spirit borrowed the full $400.0 of initial term loans available under the Credit Agreement. The Credit Agreement also permits Spirit to request one or more incremental term facilities in an aggregate principal amount not to exceed (x) in the case of any incremental facility that is secured on a pari passu basis with the Credit Agreement, the greater of (a) $950.0 and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the first lien secured net leverage ratio does not exceed 3.25 to 1.00; and (y) in the case of any incremental facility that is secured on a junior basis to the Credit Agreement, the greater of (a) $500.0 and (b) such other amount, so long as on a pro forma basis after giving effect to the incurrence of such indebtedness and the use of proceeds thereof, the secured net leverage ratio does not exceed 5.00 to 1.00. On November 15, 2021, the Company entered into a first refinancing, incremental assumption and amendment agreement (the “November 2021 Amendment”) to the Credit Agreement. The November 2021 Amendment provides for, among other things, (i) the refinancing of the $397.0 aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2021 Amendment with term loans in an equal principal amount with a lower interest rate (the “Repriced Term Loans”) and (ii) an incremental term loan facility of $203.0 in aggregate principal amount with the same terms as the Repriced Term Loans. On November 23, 2022, the Company entered into a second refinancing amendment ("the "November 2022 Amendment") to the Credit Agreement (the Credit Agreement as amended by the November 2021 Amendment, the November 2022 Amendment, and the February 2025 Amendment (as defined below), the “Amended Credit Agreement”). The November 2022 Amendment provides for, among other things, the refinancing of the $594.0 aggregate principal amount of term loans outstanding under the Credit Agreement immediately prior to the effectiveness of the November 2022 Amendment (the “Existing Term Loans”) with term loans in an equal principal amount with a later maturity date (the “New Term Loans”). The proceeds of the New Term Loans were used to refinance the Existing Term Loans. The New Term Loans will mature on January 15, 2027. The New Term Loans bear interest at a rate ranging between Term SOFR plus 4.25% and Term SOFR plus 4.50% (or, at Spirit’s option, between base rate plus 3.25% and base rate plus 3.50%, as applicable) with the margin varying based on Spirit’s first lien secured gross leverage ratio. The obligations under the Amended Credit Agreement are guaranteed by Holdings and Spirit AeroSystems North Carolina, Inc., a wholly-owned subsidiary of the Company (“Spirit NC”, and together with Holdings, the “Guarantors”), and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of Spirit, subject to certain customary exceptions. The obligations are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions. On February 14, 2025, the Company entered into the Third Amendment to Term Loan Credit Agreement (the “February 2025 Amendment”) with BofA to remove the requirement that the audit opinion with respect to the Company’s annual financial statements for the fiscal year ending December 31, 2024 not be subject to a “going concern” qualification. See Note 32, Subsequent Events.

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

As a result of the modification and extinguishment of the Company’s prior credit agreement, the Company recognized a loss on extinguishment of $7.2, recorded to the Interest expense and financing fee amortization line item for the twelve months ended December 31, 2022, on the Company’s Consolidated Statement of Operations, of which $4.6 is reflected within the Amortization of deferred financing fees line item in operating activities and $2.6 is reflected within the Payment of debt extinguishment costs line item under financing activities on the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2022.

As of December 31, 2024, the outstanding balance of the Amended Credit Agreement was $580.6 and the carrying value was $570.1.

As of December 31, 2024, the Company was in compliance with all covenants in the Amended Credit Agreement.

Bridge Credit Agreement

On June 30, 2024, Spirit entered into a Delayed-Draw Bridge Credit Agreement (the “Bridge Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”) as lender, as administrative agent and as collateral agent. The Bridge Credit Agreement provides for a senior secured delayed-draw bridge term loan facility in an aggregate principal amount of $350.0. On February 14, 2025, Spirit entered into the First Amendment to Delayed-Draw Bridge Credit Agreement (the “Bridge Credit Agreement Amendment”) to the Bridge Credit Agreement (the Bridge Credit Agreement, as amended by the Bridge Credit Agreement Amendment, the “Amended Bridge Credit Agreement”) with MSSF to remove the requirement that the audit opinion with respect to the Company’s annual financial statements for the fiscal year ending December 31, 2024 not be subject to a “going concern” qualification. See Note 32, Subsequent Events.

Subject to certain customary conditions, Spirit may borrow funds available under the Amended Bridge Credit Agreement, in up to three separate advances, until the earlier of the termination of the Merger Agreement and the Bridge Maturity Date (as defined below). Proceeds of loans under the Amended Bridge Credit Agreement will be used for general corporate purposes of Spirit and its subsidiaries, other than the repayment or redemption of other indebtedness. Commitments under the Amended Bridge Credit Agreement will be reduced to zero on the earliest of the date that Spirit provides notice that the Merger Agreement is terminated or it publicly announces the same, and the maturity date. The Amended Bridge Credit Agreement will mature, and all obligations thereunder will become due and payable, on the earlier of the date the Merger is consummated and March 31, 2025 (the “Initial Outside Date”), subject to automatic extension for one additional three-month period if the Initial Outside Date is extended in accordance with the terms of the Merger Agreement (such earlier date, the “Bridge Maturity Date”).

The principal amount of loans under the Amended Bridge Credit Agreement will bear interest at a rate per annum equal to the TLB Yield (as defined in the Bridge Credit Agreement) plus a margin of 0.50%. Spirit will pay to MSSF a duration fee equal to 0.125% of the aggregate amount of the loans and commitments under the Amended Bridge Credit Agreement every 60 days after the date of the Amended Bridge Credit Agreement.

The obligations under the Amended Bridge Credit Agreement are guaranteed on a senior secured basis by Holdings, Spirit AeroSystems North Carolina, Inc. (“Spirit NC”), a wholly owned subsidiary of Spirit, and certain future, direct or indirect,

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
wholly owned material domestic subsidiaries of Holdings (collectively, the “Guarantors”) and are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The Amended Bridge Credit Agreement requires commitments thereunder to be reduced, and loans to be prepaid, with, (a) 100% of the net cash proceeds of certain non-ordinary course asset sales by Holdings or any of its subsidiaries (other than certain non-ordinary course divestitures contemplated by the Merger Agreement or the Airbus Term Sheet) and (b) 100% of the net cash proceeds of certain issuances, offerings or placements of indebtedness or equity interests by Holdings or any of its subsidiaries, in each case subject to certain exceptions set forth in the Amended Bridge Credit Agreement.

The Amended Bridge Credit Agreement contains customary affirmative and negative covenants that are typical for facilities and transactions of this type and nature and that, among other things, restrict Holdings and its restricted subsidiaries’ ability to incur additional indebtedness, create liens, consolidate or merge, make acquisitions and other investments, guarantee obligations of third parties, make loans or advances, declare or pay certain dividends or distributions on Holdings’ stock, redeem or repurchase shares of Holdings’ stock, engage in transactions with affiliates and enter into agreements restricting Holdings’ subsidiaries’ ability to pay dividends or dispose of assets. These covenants are subject to a number of qualifications and limitations set forth in the Amended Bridge Credit Agreement.

The Amended Bridge Credit Agreement also contains a securities demand provision under which, if Spirit has publicly announced the termination of the Merger Agreement and any loans under the Amended Bridge Credit Agreement remain outstanding on the date that is 10 business days after the date of such public announcement, then, upon MSSF’s request, Holdings and Spirit (as applicable) would be required, after a roadshow and marketing period customary for similar offerings, to issue permanent debt and/or equity securities and/or incur and borrow under credit facilities and/or bank financings, in each case, in an aggregate amount of up to $500.0 to repay all outstanding amounts under the Amended Bridge Credit Agreement and all related fees and expenses.

The Amended Bridge Credit Agreement provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving Spirit and its material subsidiaries.

On July 18, 2024, August 15, 2024, and September 12, 2024, Spirit borrowed $200.0, $100.0, and $50.0, respectively, under the Amended Bridge Credit Agreement.

As of December 31, 2024, the outstanding balance of the Amended Bridge Credit Agreement was $350.0 and the carrying value was $347.9.

As of December 31, 2024, the Company was in compliance with all covenants in the Amended Bridge Credit Agreement.

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

The Exchangeable Senior Notes mature on November 1, 2028, unless earlier exchanged, redeemed or repurchased, and bear interest at a rate of 3.250% per year payable semiannually in cash in arrears on May 1 and November 1 of each year. The first interest payment date was May 1, 2024.

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

As of December 31, 2024, the outstanding balance of the Exchangeable Senior Notes was $230.0 and the carrying value was $223.6. Interest expense recognized for the year ended December 31, 2024 was $7.5 including $1.5 of amortization of debt issuance costs. Unamortized debt issue costs at December 31, 2024 related to the Exchangeable Senior Notes were $6.4.

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

The Second Lien 2030 Notes mature on November 15, 2030 and bear interest at a rate of 9.75% per year payable semiannually in cash in arrears on May 15 and November 15 of each year. The first interest payment date was May 15, 2024. The Second Lien 2030 Notes are guaranteed by the Guarantors, and each existing and future, direct and indirect, wholly-owned material domestic subsidiary of the Company, subject to certain customary exceptions. The Second Lien 2030 Notes are secured by a second-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
As of December 31, 2024, the outstanding balance of the Second Lien 2030 Notes was $1,200.0 and the carrying value was $1,181.9.

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

As of December 31, 2024, the outstanding balance of the First Lien 2029 Notes was $900.0 and the carrying value was $889.9.

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

The 2025 Notes matured on January 15, 2025 and bore interest at a rate of 5.500% per year payable semiannually in cash in arrears on January 15 and July 15 of each year. The first interest payment date was January 15, 2021.

The 2025 Notes were guaranteed by the Guarantors and were initially secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The 2025 Notes Indenture initially contained covenants that limited Spirit’s, the Company’s and the Company’s restricted subsidiaries’ ability, subject to certain exceptions and qualifications, to incur indebtedness secured by liens, enter into sale and leaseback transactions, make restricted payments and investments and enter into certain mergers or consolidations and transfer substantially all of the Company and its subsidiaries’ assets. These covenants were subject to a number of qualifications and limitations. In addition, the First Lien 2025 Indenture provides for customary events of default.

In the fourth quarter of 2022, Spirit purchased $479.2 in aggregate principal amount of its outstanding 2025 Notes for cash pursuant to a tender offer (the “Tender Offer”). As of December 31, 2024, the outstanding balance of the 2025 Notes was $20.8 and the carrying value was $20.8. In connection with the Tender Offer, Spirit received the requisite consents from holders of the 2025 Notes necessary to approve amendments to the 2025 First Lien Notes Indenture, to, among other things, eliminate certain of the restrictive covenants and events of default contained in the 2025 First Lien Notes Indenture (the “Majority

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Amendments”) and terminate the security interest and release the collateral under the 2025 First Lien Notes Indenture (the “Collateral Release Amendments”). Spirit, the Company, Spirit NC and The Bank of New York Mellon Trust Company, N.A. entered into the First Supplemental Indenture, dated as of November 23, 2022, to the 2025 First Lien Notes Indenture, which effects (i) the Majority Amendments and (ii) the Collateral Release Amendments, in each case, as of November 23, 2022. As of December 31, 2023, the 2025 Notes were unsecured and the First Lien 2025 Notes Indenture no longer included covenants that limit Spirit’s, the Company’s and the Company’s subsidiaries’ ability to incur indebtedness secured by liens, enter into sale and leaseback transactions or make restricted payments and investments.

2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of December 31, 2024, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $299.5. The Company and Spirit NC guarantee Spirit’s obligations under the 2026 Notes on a senior secured basis.

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

On February 24, 2021, Spirit redeemed the outstanding $300.0 principal amount of the Floating Rate Notes. On November 23, 2022, Spirit redeemed the outstanding $300.0 principal amount of the 2023 Notes. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $0.0, $0.0, and $700.0 as of December 31, 2024, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $0.0, $0.0, and $697.3 as of December 31, 2024, respectively.

The 2018 Indenture contains covenants that limit Spirit’s, the Company’s and certain of the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens and enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. In addition, the 2018 Indenture provides for customary events of default.

As of December 31, 2024, the Company was in compliance with all covenants contained in the indentures governing the Second Lien 2030 Notes, First Lien 2029 Notes, 2025 Notes, Second Lien 2030 Notes, 2026 Notes, and the 2028 Notes.

The following table shows required payments during the next five years on the term loan and notes outstanding at December 31, 2024. See Note 12, Leases for maturities of finance lease obligations.

	2025	2026	2027	2028	2029
Required payments	$376.7	$305.9	$568.8	$930.0	$900.0

18.   Pension and Other Post-Retirement Benefits

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

The following table summarizes the multi-employer plan to which the Company contributes. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2023 and 2024 is for the plan’s year-end at December 31, 2023, and December 31, 2024, respectively. The zone status is based on information received from the plan.

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2023	2024		2022	2023	2024
IAM National Pension Fund	51-60321295	Red	Red	Yes	$27.2	$42.1	$38.1	Yes	IAM June 20, 2027, November 13, 2027 UAW December 7, 2025
Pension Fund	Year Company Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan’s Year-End)
IAM National Pension Fund	2022, 2023, 2024

Defined Contribution Plans

The Company contributes to a defined contribution plan available to all U.S. employees, excluding IAM and UAW represented employees. Under the plan, the Company makes a matching contribution of 75% of the employee contribution, up to a maximum 8% of eligible individual employee compensation. Beginning with the September 12, 2024 and September 19, 2024 payroll dates, the matching contributions were temporarily discontinued and replaced with non-elective contributions. Under this new structure, the Company contributes 6% of employee’s eligible pay each pay period. In addition, non-matching contributions based on an employee’s age and years of service are paid at the end of each calendar year for certain employee groups.

The Company recorded $38.5, $35.2, and $31.8 in contributions to these plans for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

The Company contributes to a defined contribution plan available to IAM represented employees. Under the first IAM agreement, the Company makes a matching contribution of fifty cents for every dollar the employee contributes, up to the first 4% of the employee’s gross wages. Under the second IAM agreement, the Company makes a matching contribution of twenty-five cents for every dollar the employee contributes, up to the first 4% of the employee’s gross wages.

The Company recorded $9.1 and $3.4 in contributions to these plans for the twelve months ended December 31, 2024 and December 31, 2023, respectively. There were no contributions to these plans for the twelve months ended December 31, 2022.

On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes up to 8% of base salary if participating employees contribute 4% of base salary. The Company recorded $5.4, $4.4, and $3.9 in contributions for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired a further defined contribution plan for certain employees at the Belfast location. Under the plan, the Company contributes up to 8% of base salary, matching employee contributions up to this level. The Company recorded $4.7, $2.9 and $1.2 in contributions to this plan for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

A new defined contribution plan was set up at the Belfast location following the closure of the Shorts Pension with effect from December 10, 2021 (see below). Under the terms of the plan, the Company contributes up to 8% of base salary if participating employees contribute 8% of base salary. Additional transitional contributions of 5% a year for the first four years then 4% a year for the next four years are also payable by the Company for employees who were members of Shorts Pension at the point of closure. The Company recorded $22.6, $21.2, and $18.2 in contributions to this plan for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Defined Benefit Pension Plans

Effective December 31, 2005, Spirit had four qualified plans and one nonqualified plan providing supplemental benefits to executives who transferred from a Boeing nonqualified plan to a Spirit plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of the Boeing Acquisition (i.e., no future service benefits are being earned in these plans). The Company intends to fund its qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans’ participants and are structured to maintain liquidity that is sufficient to pay benefit obligations. Effective October 1, 2021, the Company spun off a portion of the existing Pension Value Plan (“PVP A”), to a new plan called PVP B. As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At December 31, 2024, a pension reversion asset of $41.2 is recorded on the Restricted plan assets line item on the Company’s Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over the next five years as they are distributed to employees under a qualified benefit program. Restricted plan assets are valued at fair value with gain or loss on fair value adjustments recognized within other income. The underlying investments’ fair value measurement levels under the FASB’s authoritative guidance on fair value measurements are Level 2, see Note 15 Fair Value Measurements.

Separately, during the twelve months ended December 31, 2022, the Company withdrew $34.0 of cash from PVP B, which represented an excess plan assets reversion. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2022. Excise tax of $6.8 related to the reversion of excess plan assets was separately recorded to the Other expense, net line item on the Consolidated Statements of Operations for the twelve months ended December 31, 2022. See also Note 24 Other Expense, net.

In July 2022 the Company adopted and communicated to participants a plan to terminate the PVP A. During the twelve months ended December 31, 2022, the PVP A plan was amended, providing for an enhancement to benefits the Company is providing to certain U.S. employees in conjunction with the plan termination. The estimated liability impact of this plan amendment, $73.5, was recognized immediately as a non-cash, pre-tax non-operating charge for amortization of prior service costs. The Company recognized additional non-cash, pre-tax non-operating accounting charges of $34.7 related to the plan termination, primarily reflecting the accounting for bulk lump-sum payments made in the fourth quarter of 2022, which resulted in a settlement charge related to the accelerated recognition of the actuarial losses for the PVP A plan that were previously included in the Accumulated other comprehensive loss line item in the Stockholders’ Equity section of the Company’s Balance Sheet.

In the fourth quarter of 2023, the Company applied final settlement accounting to the PVP A. During the twelve months ended December 31, 2023, the Company recognized non-cash, pre-tax non-operating accounting charges of $59.6 due to settlement accounting related to the final asset distribution. During the twelve months ended December 31, 2023, the Company withdrew $188.5 of cash from PVP A, which represented an excess plan assets reversion. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2023. Excise tax of $37.7 related to the reversion of excess plan assets was separately recorded to the Other expense, net line item on the Consolidated Statements of Operations for the twelve months ended December 31, 2023. See also Note 24 Other Expense, net.

The Company maintained a cash balance in the PVP A for the payment of delayed administrative expenses. In the fourth quarter of 2024, the Company withdrew the remaining $1.3 of cash from PVP A which represented an excess plan assets reversion. This transaction was accounted for as a negative contribution, and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2024. Excise tax of $0.3 related to the reversion of excess plan assets was separately recorded to the Other expense, net line item on the Consolidated Statements of Operations for the twelve months ended December 31, 2024. See also Note 24 Other Expense, net.

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

On June 16, 2023, there was a UK High Court Ruling (Virgin Media v NTL Pension Trustees II Limited (and others)) confirming that the legislation does in fact operate to render any amendment to section 9(2B) rights (whether adverse or not) under a UK defined benefit (DB) pension plan void in the absence of a written section 37 confirmation from the plan actuary, and that section 9(2B) rights include both past and future service rights. On July 25, 2024, the UK High Court of Appeal upheld this decision. The ruling results in a required assessment relevant to any plan amendments made between April 6, 1997 and April 6, 2016 to ascertain whether a valid section 37 confirmation is in place. Members of two of the Company’s UK DB plans have section 9(2B) rights (as the plans were contracted-out) and plan amendments impacting members’ benefits were made in the time period April 6, 1997 to April 6, 2016. As of December 31, 2024, the Company has determined that while there were amendments to the plans during the affected time period which would require the section 37 confirmation, it is not in a position to determine whether all of the plan amendments contained the necessary section 37 confirmation, as the Company does not currently have access to all of the data and information necessary to complete an assessment. The Company will continue to work with the pension plan trustees and other parties required to retrieve and analyze data necessary to perform an assessment of plan amendments which may be affected by this ruling. As of December 31, 2024, the Company is not in a position to reasonably estimate the impact of this ruling, if any, on the Company’s results of operations.

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

The June 30, 2023 collective bargaining agreement with IAM resulted in a change in eligibly requirements for employees represented under this agreement. Under the agreement, eligibility for employer-provided benefits is limited to those employees who were employed at the date of the Boeing Acquisition and retire on or after attainment of age 59.5 within 4 years after June 26, 2023 and 10 years of service. This change resulted in a $9.1 increase to the projected benefit obligation during the twelve months ended December 31, 2023.

On October 30, 2020, as part of the Bombardier Acquisition, the Company acquired a post-retirement medical plan for certain former employees at the Belfast location. Eligibility for this plan is closed and no further participants in the plan are expected.

Obligations and Funded Status

The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the balance sheets for the fiscal years 2024 and 2023. Benefit obligation balances presented in the tables reflect the projected

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
benefit obligation and accumulated benefit obligation for the Company’s pension plans, and accumulated post-retirement benefit obligations for the Company’s post-retirement medical plan. The Company uses an end of fiscal year measurement date of December 31 for the Company’s U.S. pension and post-retirement medical plans. Plan amendments for the period ended December 31, 2023 are related to the change in eligibility requirements under the collective bargaining agreement with IAM.

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2024	2023	2024	2023
Change in projected benefit obligation:
Beginning balance	$1.0	$493.3	$36.9	$33.1
Service cost	—	—	0.5	0.6
Employee contributions	—	—	0.6	0.9
Interest cost	—	2.6	1.5	1.5
Actuarial (gains) losses	—	16.5	(0.8)	(0.5)
Plan Amendments	—	—	—	9.1
Plan Settlements	—	(501.7)	—	—
Benefits paid	(0.1)	(9.7)	(8.9)	(7.8)
Projected benefit obligation at the end of the period	$0.9	$1.0	$29.8	$36.9
Assumptions used to determine benefit obligation:
Discount rate	5.49%	4.94%	5.02%	4.75%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	6.29%	6.77%
Ultimate trend rate	N/A	N/A	4.00%	4.00%
Year that ultimate trend rate is reached	N/A	N/A	2048	2048
Change in fair value of plan assets:
Beginning balance	$—	$670.3	$—	$—
Actual return on assets	—	31.0	—	—
Employer contributions to plan	0.1	(189.9)	8.3	7.0
Employee contributions to plan	—	—	0.6	0.8
Plan Settlements	—	(501.7)	—	—
Benefits paid	(0.1)	(9.7)	(8.9)	(7.8)
Ending balance	$—	$—	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$(0.9)	$(1.0)	$(29.8)	$(36.9)
Net amounts recognized	$(0.9)	$(1.0)	$(29.8)	$(36.9)
Amounts recognized in the balance sheet:
Noncurrent assets	$—	$—	—	—
Current liabilities	(0.1)	(0.1)	(6.1)	(7.8)
Noncurrent liabilities	(0.8)	(0.9)	(23.7)	(29.1)
Net amounts recognized	$(0.9)	$(1.0)	$(29.8)	$(36.9)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive (loss) income	$(0.1)	$(0.2)	$5.4	$5.4
Cumulative employer contributions in excess of net periodic benefit cost	(0.8)	(0.8)	(35.2)	(42.3)
Net amount recognized in the balance sheet	$(0.9)	$(1.0)	$(29.8)	$(36.9)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$0.9	$1.0	$29.8	$36.9
Accumulated benefit obligation	$0.9	$1.0	$—	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The U.S. based defined benefit plans utilize a cash balance based formula for a subset of the plan participants. The weighted-average interest crediting rates used to determine the benefit obligation and net periodic benefit cost for all future years is 5.49%.

	Pension Benefits
	Periods Ended December 31,
U.K. Prestwick Plan	2024	2023
Change in projected benefit obligation:
Beginning balance	$37.7	$35.5
Service cost	1.0	0.8
Interest cost	1.8	1.7
Plan amendments	—	—
Actuarial gains	(4.2)	(0.2)
Benefits paid	(1.1)	(1.2)
Expense paid	(1.0)	(0.8)
Exchange rate changes	(0.6)	1.9
Projected benefit obligation at the end of the period	$33.6	$37.7
Assumptions used to determine benefit obligation:
Discount rate	5.60%	4.80%
Rate of compensation increase	N/A	N/A
Change in fair value of plan assets:
Beginning balance	$46.1	$44.1
Actual (loss) return on assets	(4.9)	1.6
Company contributions	1.0	—
Plan settlements	—	—
Expenses paid	(1.0)	(0.8)
Benefits paid	(1.1)	(1.2)
Exchange rate changes	(0.7)	2.4
Ending balance	$39.4	$46.1
Reconciliation of funded status to net amounts recognized:
Funded status	5.8	8.4
Net amounts recognized	$5.8	$8.4
Amounts recognized in the balance sheet:
Noncurrent assets	$5.8	$8.4
Noncurrent liabilities	—	—
Net amounts recognized	$5.8	$8.4
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive income	(13.1)	(10.6)
Cumulative employer contributions in excess of net periodic benefit cost	18.9	19.0
Net amount recognized in the balance sheet	$5.8	$8.4
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$—	$—
Accumulated benefit obligation	—	—
Fair value of assets	$—	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.K Belfast Plans	2024	2023	2024	2023
Change in projected benefit obligation:
Beginning balance	$1,491.6	$1,407.6	$0.2	$0.3
Service cost	2.1	1.6	—	—
Expenses paid	(2.1)	(1.6)	—	—
Interest cost	69.5	71.4	—	—
Actuarial gains	(139.1)	(4.4)	—	—
Exchange rate changes	(22.4)	75.7	—	—
Benefits paid	(62.0)	(58.7)	—	—
Other	—	—	—	(0.1)
Projected benefit obligation at the end of the period	$1,337.6	$1,491.6	$0.2	$0.2
Assumptions used to determine benefit obligation:
Discount rate	5.57%	4.78%	5.57%	4.78%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	6.75%	6.50%
Ultimate trend rate	N/A	N/A	6.75%	6.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	N/A
Change in fair value of plan assets:
Beginning balance	$1,516.7	$1,417.8	$—	$—
Actual (loss) return on assets	(50.0)	80.8	—	—
Employer contributions to plan	1.9	1.9	—	—
Benefits paid	(62.0)	(58.7)	—	—
Exchange rate changes	(23.3)	76.5	—	—
Expenses paid	(2.1)	(1.6)	—	—
Ending balance	$1,381.2	$1,516.7	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$43.6	$25.1	$(0.2)	$(0.2)
Net amounts recognized	$43.6	$25.1	$(0.2)	$(0.2)
Amounts recognized in the balance sheet:
Noncurrent assets	43.6	25.1	—	—
Current liabilities	—	—	—	—
Noncurrent liabilities	—	—	(0.2)	(0.2)
Net amounts recognized	$43.6	$25.1	$(0.2)	$(0.2)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive (loss) income	$7.0	$3.3	$0.3	$0.4
Cumulative employer contributions in excess of net periodic benefit cost	36.6	21.8	(0.5)	(0.6)
Net amount recognized in the balance sheet	$43.6	$25.1	$(0.2)	$(0.2)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$—	$—	$0.2	$0.2
Accumulated benefit obligation	—	—	—	—
Fair value of assets	—	—	—	—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Annual Expense

The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2024, 2023, and 2022 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.S. Plans	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$0.5	$0.6	$0.7
Interest cost	—	2.6	20.8	1.5	1.5	0.6
Expected return on plan assets	—	(1.6)	(44.0)	—	—	—
Amortization of net (gain) loss	—	0.1	—	(2.2)	(1.7)	(1.0)
Amortization of prior service costs(1)	—	—	73.5	1.4	(0.8)	(0.8)
Settlement loss recognized(2)	—	59.6	33.3	—	—	—
Net periodic benefit cost (income)	—	60.7	83.6	1.2	(0.4)	(0.5)
Other changes recognized in OCI:
Total recognized in other OCI (income) loss	$—	$(72.5)	$124.4	$—	$11.2	$(0.4)
Total recognized in other net periodic benefit and OCI loss (income)	$—	$(11.8)	$208.0	$1.2	$10.8	$(0.9)
Assumptions used to determine net periodic benefit costs:
Discount rate	4.94%	5.22%	2.72%	4.75%	5.03%	1.96%
Expected return on plan assets	N/A	N/A	4.00%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	6.77%	7.25%	7.00%
Ultimate trend rate	N/A	N/A	N/A	4.00%	4.00%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2048	2048	2047

(1) Due to a plan amendment related to a benefit enhancement, prior service cost amortization of $73.5 was recorded to Other (expense) income during the year ended December 31, 2022.
(2) Due to settlement accounting during the fiscal years ending 2023, and 2022, the Company recognized charges of $59.6, and $33.3, respectively, that were recorded to Other (expense) income.

The Company records the service component of net periodic benefit cost in operating profit and the non-service components of net periodic benefit cost (i.e., interest cost, expected return on plan assets, amortization of prior service cost, special termination benefits, and net actuarial gains or losses) as part of non-operating income.

The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2024, 2023, and 2022 are as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Prestwick Plan	2024	2023	2022
Components of net periodic benefit cost (income):
Service cost	$1.0	$0.8	$1.7
Interest cost	1.8	1.7	1.1
Expected return on plan assets	(2.2)	(2.2)	(1.7)
Amortization of net loss	0.2	0.2	—
Settlement gain (loss)	—	—	0.6
Net periodic benefit cost (income)	$0.8	$0.5	$1.7
Other changes recognized in OCI:
Total cost (income) recognized in OCI	$2.5	$0.6	$13.9
Total recognized in net periodic benefit cost and OCI	$3.3	$1.1	$15.6
Assumptions used to determine net periodic benefit costs:
Discount rate	4.80%	4.90%	1.75%
Expected return on plan assets	4.90%	4.90%	2.00%
Salary increases	N/A	3.35%	3.50%

The components of the pension benefit plan expense for the Belfast plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2024, 2023, and 2022 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.K. Belfast Plans	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost (income):
Service cost	$2.1	$1.6	$1.3	$—	$—	$—
Interest cost	69.5	71.4	39.9	—	—	—
Expected return on plan assets	(85.2)	(78.6)	(92.0)	—	—	—
Amortization of net (gain) loss	—	—	—	(0.1)	(0.1)	—
Net periodic benefit (income) cost	$(13.6)	$(5.6)	$(50.8)	$(0.1)	$(0.1)	$—
Other changes recognized in OCI:
Total (income) recognized in OCI	$(3.7)	$(6.4)	$24.7	$0.1	$—	$(0.4)
Total recognized in net periodic benefit cost and OCI	$(17.3)	$(12.0)	$(26.1)	$—	$(0.1)	$(0.4)
Assumptions used to determine net periodic benefit costs:
Discount rate	4.78%	4.96%	1.80%	4.78%	4.96%	1.80%
Expected return on plan assets	5.70%	5.50%	4.10%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	6.50%	5.95%	5.75%
Ultimate trend rate	N/A	N/A	N/A	6.50%	5.95%	5.75%
Year that ultimate trend rate is reached	N/A	N/A	N/A	N/A	N/A	N/A

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Assumptions

The Company sets the discount rate assumption annually for each of its retirement-related benefit plans as of the measurement date, based on a review of projected cash flow and a long-term high-quality corporate bond yield curve. The discount rate determined on each measurement date is used to calculate the benefit obligation as of that date, and is also used to calculate the net periodic benefit (income)/cost for the upcoming plan year. During 2015, the mortality assumption for the U.S. plans was updated to Mercer’s MRP-2007 generational mortality tables for non-annuitants and Mercer’s MILES-2010 generational tables for the Auto, Industrial Goods and Transportation group for annuitants both reflecting Mercer’s MMP-2007 improvement scale. In 2018, the Company incorporated the MMP-2018 improvement scale. MMP-2018 is a Mercer-developed scale that uses the same basic model as the Society of Actuaries MP-2018 scale, but with different parameters and adjustments for actual experience since 2006. In 2019, the Company incorporated the MMP-2019 improvement scale which was utilized in 2020. In 2021, the Company incorporated the MMP-2021 improvement scale. MMP-2021 is a Mercer-developed scale that uses the same basic model as the Society of Actuaries MP-2019 scale, but with different parameters and adjustments for actual experience since 2006. A blue collar adjustment is reflected for the hourly union participants and a white collar adjustment is reflected for all other participants. Actuarial gains and losses are amortized using the corridor method. The gain/loss corridor is equal to 10% of the greater of the benefit obligation and the fair value of assets. Gains and losses in excess of the corridor are generally amortized over the average future lifetimes of all participants. For those plans where active participants continue to accrue benefits, the amortization period is the expected future service for the remaining active participants.

The pension expected return on assets assumption is derived from the long-term expected returns based on the investment allocation by class specified in the Company’s investment policy. The expected return on plan assets is a component of the net periodic benefit (income)/cost of the upcoming plan year and is determined on each measurement date using the expected return on assets assumption and the fair value of assets.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To determine the health care cost trend rates the Company considers national health trends and adjusts for its specific plan design and locations. The trend and aging assumptions were updated during 2016 to reflect more current trends. These assumptions were reviewed in 2024 based on a review of updated national health trends.

U.S. Plans

In the twelve months ended December 31, 2022, the Company adopted and communicated to participants a plan to terminate the PVP A. The Company’s objective was to manage the assets as appropriate for the near-term termination and closing of the PVP A. The assets were invested solely in cash and diversified taxable fixed income bonds. In the fourth quarter of 2023, the Company applied final settlement accounting to the PVP A. There were no plan assets as of December 31, 2023 and December 31, 2024.

U.K. Prestwick Plan

The Trustee’s investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equity securities	15 – 17%
Debt securities	82 - 84%
Property	1%

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The Plan has asset allocations as of December 31, 2024 and December 31, 2023, as follows:

	2024	2023
Asset Category — U.K. Prestwick
Equity securities	18%	15%
Debt securities	82%	80%
Other	—%	5%
Total	100%	100%

U.K. Belfast Plans

The Trustees’ investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plans. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Liquid growth	40%
Illiquid growth	3%
Liability driven investments	57%

The Plans have asset allocations as of December 31, 2024 and December 31, 2023, as follows:

	2024	2023
Asset Category — U.K. Belfast
Liability driven investments	56%	53%
Equity and fixed income securities	41%	39%
Money market	3%	8%
Total	100%	100%

Projected contributions and benefit payments

Required U.S. pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2025 and discretionary contributions are not expected in 2025. SERP and post-retirement medical plan contributions in 2025 are expected to be $6.2. Expected contributions to the U.K. Prestwick plan for 2025 are $0.9. Expected contributions to the U.K. (Belfast) plans for 2025 are $1.9.

The Company monitors its defined benefit pension plan asset investments on a quarterly basis and believes that the Company is not exposed to any significant credit risk in these investments.

The total benefits expected to be paid over the next ten years from the plans’ assets or the assets of the Company, by country, are as follows:

U.S.	Pension Plans	Other Post-Retirement Benefit Plans
2025	$0.1	$6.1
2026	$0.1	$5.9
2027	$0.1	$5.6
2028	$0.1	$4.9
2029	$0.1	$3.9
2030-2034	$0.4	$7.7

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

U.K. Prestwick	Pension Plans
2025	$1.0
2026	$1.2
2027	$1.5
2028	$1.6
2029	$1.7
2030-2034	$9.7

U.K. Belfast	Pension Plans	Other Post-Retirement Benefit Plans
2025	$55.9	$—
2026	$61.2	$—
2027	$65.6	$—
2028	$72.2	$—
2029	$77.3	$—
2030-2034	$443.7	$0.1

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

Equity and Bond Funds — Domestic and international equity or fixed income securities as well as commingled equity or bond funds categorized as Level 1 are traded on active national and international exchanges and are valued at their closing prices on the last trading day of the year. For equity securities not traded on an active exchange, or if the closing price is not available, the trustee obtains indicative quotes from a pricing vendor, broker or investment manager. These securities are categorized as Level 2 if the custodian obtains corroborated quotes from a pricing vendor or categorized as Level 3 if the custodian obtains uncorroborated quotes from a broker or investment manager. The closed-ended private infrastructure equity fund is classified within level 3 of the valuation hierarchy.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
As of December 31, 2024 and December 31, 2023, the pension plan assets measured at fair value on a recurring basis were as follows:

		At December 31, 2024 Using
Description	December 31, 2024 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$40.5	$40.5	$—	$—
Collective Investment Trusts	38.9	—	38.9	—
Equity and Bond Funds	1,326.8	552.8	772.1	1.9
	$1,406.2	$593.3	$811.0	$1.9

		At December 31, 2023 Using
Description	December 31, 2023 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$126.9	$126.9	$—	$—
Collective Investment Trusts	45.7	—	44.3	1.4
Equity and Bond Funds	1,375.4	583.2	791.0	1.2
	$1,548.0	$710.1	$835.3	$2.6

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 investment assets and liabilities for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$1.4	$—	$(1.4)	$—	$—	$—
Equity and Bond Funds	$1.2	$—	$(0.6)	$1.3	$—	$1.9
	$2.6	$—	$(2.0)	$1.3	$—	$1.9

	December 31, 2023
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$1.5	$—	$(0.2)	$—	$0.1	$1.4
Equity and Bond Funds	$—	$—	$—	$1.2	$—	$1.2
	$1.5	$—	$(0.2)	$1.2	$0.1	$2.6

19.   Capital Stock

Holdings has authorized 210,000,000 shares of stock. Of that, 200,000,000 shares are Common Stock, par value $0.01 per share, one vote per share and 10,000,000 shares are preferred stock, par value $0.01 per share.

In association with the Boeing Acquisition, Spirit executives with balances in Boeing’s Supplemental Executive Retirement Plan (“SERP”) were authorized to purchase a fixed number of units of Holdings “phantom stock” at $3.33 per unit

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
based on the present value of their SERP balances. Any payment on account of units may be made in cash or shares of Common Stock at the sole discretion of Holdings. The balance of SERP units was 0, 0, and 16,023 as of December 31, 2024, 2023, and 2022, respectively.

Common Stock Offering

On November 8, 2023, the Company entered into an underwriting agreement in connection with the registered public offering of 10,454,545 shares of the Company’s Class A common stock, including the underwriters’ option to purchase 1,363,636 additional shares of Class A common stock, at a price to the public of $22.00 per share of Class A common stock. On November 13, 2023, the Company issued and sold 10,454,545 shares of its Class A common stock pursuant to the Underwriting Agreement, which included the exercise in full of the underwriters’ option to purchase additional shares of Class A common stock. The net proceeds to the Company from the Common Stock Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $220.7.
Repurchases of Common Stock

As of December 31, 2024, there was $925.0 remaining under the Board-authorized share repurchase program. During the twelve months ended December 31, 2024, no shares were repurchased under the Board-authorized share repurchase program. Share repurchases are currently on hold. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

During the twelve months ended December 31, 2024, 539,991 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards and restricted stock units under the Omnibus Plan.

20.   Stock Compensation

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

Holdings has recognized a net total of $36.1, $26.8, and $36.6 of stock compensation expense for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

As part of the separation agreement with the former President and Chief Executive Officer of the Company, the requirement to be employed by the Company through the applicable vesting date was waived for 91,978 previously issued time- based restricted stock units. This modification resulted in a decrease of $1.0 of stock compensation expense due to the decrease in the fair value of the modified awards in the twelve months ended December 31, 2023.

0 and 22,594 shares of Common Stock with aggregate grant date fair value of $0.0 and $0.6 were granted, and vested immediately, to employees in connection with the ratification of new labor contracts during the twelve months ended December 31, 2024 and 2023, respectively.

Short-Term Incentive Plan

The Short-Term Incentive Program under the Omnibus Plan enables eligible employees to receive incentive benefits in the form of cash as determined by the Compensation Committee.

Board of Directors Stock Awards

The Company’s Omnibus Plan provides non-employee directors the opportunity to receive grants of restricted shares of Common Stock, or Restricted Stock Units (“RSUs”) or a combination of both Common Stock and RSUs. The Common Stock grants and RSU grants vest one year from the grant date subject to the director’s compliance with the one-year service

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
condition; however, the RSU grants are not payable until the director’s separation from service. The Board of Directors is authorized to make discretionary grants of shares or RSUs from time to time. Compensation values are based on the value of Holdings’ Common Stock on the grant date, which is added to equity and charged to period expense.

The Company expensed a net amount of $2.0, $2.0, and $1.6 for the restricted shares of Common Stock and RSUs for the twelve months ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the Company’s unamortized stock compensation related to these restricted shares of Common Stock and RSUs is $0.7, which will be recognized over a weighted average remaining period of 4 months. The intrinsic value of the unvested restricted shares of Common Stock and RSUs, based on the value of the Company’s stock at December 31, 2024, was $2.1, based on the value of the Company’s Common Stock and the number of unvested shares of restricted Common Stock and RSUs.

The following table summarizes grants of restricted Common Stock and RSUs to members of the Company’s Board of Directors for the twelve months ended December 31, 2024, 2023, and 2022:

	Shares	Value(1)
	Class A	Class A
	(Thousands)
Board of Directors Stock Grants
Nonvested at December 31, 2021	36	$1.6
Granted during period	68	2.2
Vested during period	(41)	(1.8)
Forfeited during period	—	—
Nonvested at December 31, 2022	63	$2.0
Granted during period	81	2.0
Vested during period	(63)	(2.0)
Forfeited during period	—	—
Nonvested at December 31, 2023	81	$2.0
Granted during period	61	2.0
Vested during period	(82)	(2.0)
Forfeited during period	—	—
Nonvested at December 31, 2024	60	$2.0

(1)Value represents grant date fair value.

Long-Term Incentive Awards

Holdings has established the Long-Term Incentive Plan (the “LTIP”) under the Omnibus Plan to grant equity awards to certain employees. Generally, specified employees are entitled to receive a long-term incentive award that, for the 2024 year, consisted of the following:

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
For the 2023 year, specified employees were entitled to receive a long-term incentive award that generally consisted of the following:

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

•12.5% of the award consisted of performance-based, (performance-condition) restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon the Company’s 2024 - 2025 free cash flow meeting certain pre-established goals. Values for these awards are based on the dividend adjusted value of Common Stock on the grant date.

•12.5% of the award consisted of performance-based, (performance-condition) restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon the Company’s revenue growth over a three-year performance period meeting certain pre-established goals. Values for these awards are based on the dividend adjusted value of Common Stock on the grant date.

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

For the twelve months ended December 31, 2024, 816,238 time or service-based RSUs were granted with aggregate date fair values of $25.2 under the Company’s LTIP. In addition, 388,386 performance-based restricted stock units (“PBRSUs”) were granted with aggregate grant date fair value of $14.9 under the Company’s LTIP.

For the twelve months ended December 31, 2023, 1,229,552 time or service-based RSUs were granted with aggregate date fair values of $29.6 under the Company’s LTIP. In addition, 463,939 performance-based restricted stock units (“PBRSUs”) were granted with aggregate grant date fair value of $20.1 under the Company’s LTIP.

For the twelve months ended December 31, 2022, 553,578 time or service-based RSUs were granted with aggregate date fair values of $24.0 under the Company’s LTIP. In addition, 284,653 PBRSUs were granted with aggregate grant date fair value of $22.0 under the Company’s LTIP.

The Company expensed a net total of $34.1, $24.2, and $32.1 for share of Common Stock issued under the LTIP for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

$0.1, $0.1 and $0.1 of equity awards were settled with cash during the twelve months ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, the Company’s unamortized stock compensation related to these unvested shares of Common Stock is $29.3, which will be recognized over a weighted average remaining period of 1.7 years. The intrinsic value of the unvested shares of Common Stock issued under the LTIP at December 31, 2024 was $50.9, based on the value of the Company’s Common Stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The following table summarizes the activity of the restricted shares under the LTIP for the twelve months ended December 31, 2024, 2023, and 2022:

	Shares	Value(1)
	Common Stock	Common Stock
	(Thousands)
Long-Term Incentive Plan/Long-Term Incentive Award under Omnibus Plan
Nonvested at December 31, 2021	1,402	$68.9
Granted during period	839	46.0
Vested during period	(396)	(20.6)
Forfeited during period	(142)	(11.6)
Nonvested at December 31, 2022	1,703	$82.7
Granted during period	1,694	49.7
Vested during period	(494)	(23.8)
Forfeited during period	(824)	(38.6)
Nonvested at December 31, 2023	2,079	$70.0
Granted during period	1,204	40.1
Vested during period	(1,319)	(47.6)
Forfeited during period	(484)	(20.7)
Nonvested at December 31, 2024	1,480	$41.8

(1)Value represents grant date fair value.
Employee Stock Purchase Plan

The Company maintains the Spirit AeroSystems Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”) which became effective on October 1, 2017 and was amended and restated on February 26, 2024. Under the amended plan, the per-share purchase price for the Company’s Common stock purchased under the ESPP is 85% of the lower of (a) the fair market value of a share on the first day of the applicable offering period or (b) the fair market value of a share on the applicable purchase date.

The Company recognized $2.0 and $2.5 of stock compensation expense related to the ESPP for the twelve months ended December 31, 2024 and 2023, respectively. The Company recognized no stock compensation expense related to the ESPP for the twelve months ended December 31, 2022.

21.   Income Taxes

Income Before Income Taxes: The sources of income before income taxes are:

	2024	2023	2022
U.S.	$(1,581.3)	$(329.7)	$(467.2)
International	(560.3)	(263.6)	(72.2)
Total (before equity earnings)	$(2,141.6)	$(593.3)	$(539.4)

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

Provision for Income Tax Taxes: The income tax (benefit) expense contains the following components:

	2024	2023	2022
Current
Federal	$0.1	$1.4	$(4.5)
State	(11.0)	—	(0.7)
Foreign	4.2	2.7	1.7
Total current	$(6.7)	$4.1	$(3.5)
Deferred
Federal	$2.0	$11.1	$10.2
State	(1.5)	3.2	2.5
Foreign	3.8	4.1	(4.0)
Total deferred	4.3	18.4	8.7
Total income tax provision (benefit)	$(2.4)	$22.5	$5.2

Reconciliation of Effective Income Tax Rate: The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2024		2023		2022
Tax at U.S. Federal statutory rate	$(449.7)	21.0%	$(124.6)	21.0%	$(113.3)	21.0%
State income taxes, net of Federal benefit	(51.1)	2.4	(6.4)	1.1	(9.6)	1.8
State income tax credits, net of Federal benefit	(1.4)	—	(8.6)	1.4	(15.6)	2.9
Foreign rate differences	(25.5)	1.2	(12.1)	2.0	(3.5)	0.6
Research and experimentation	(4.8)	0.2	(4.2)	0.7	(5.2)	1.0
Excess tax benefits	—	—	0.9	(0.2)	0.4	(0.1)
Non-deductible expenses	10.2	(0.5)	17.2	(2.9)	4.2	(0.8)
Re-measurement of Deferred Taxes	0.8	—	(9.0)	1.5	(7.1)	1.3
Global Intangible Low-Taxed Income (GILTI) Tax	—	—	—	—	(1.8)	0.3
Valuation Allowance	514.3	(24.0)	154.5	(26.0)	170.6	(31.6)
Previously unrecognized tax benefit	2.1	(0.1)	(0.3)	0.1	(10.6)	2.0
Other	2.7	(0.1)	15.1	(2.5)	(3.3)	0.6
Total income tax provision (benefit)	$(2.4)	0.1%	$22.5	(3.8)%	$5.2	(1.0)%

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
The income tax provision (benefit) for the twelve months ended December 31, 2024, was ($2.4) compared to $22.5 for the prior year. The 2024 effective tax rate was 0.1% as compared to (3.8%) for 2023.

The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI cost in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period cost in the year the tax is incurred. As of December 31, 2024, there was $0.0 of GILTI tax. As of December 31, 2023, there was $0.0 of GILTI tax. As of December 31, 2022, there was ($1.8) of GILTI tax benefit primarily due to the refundable U.K. research credits being credited against prior years’ GILTI tax expense.

The CARES Act allows net operating losses from 2018, 2019 and 2020 to be carried back to the previous five years, when the federal tax rate was 35%. As of December 31, 2020 the Company reported a net operating loss when it filed its fiscal year 2020 tax return. A preliminary net operating loss carryback claim was filed in March 2021 requesting a refund of $305 which was received in 2021. A second net operating loss carryback claim using the finalized 2020 U.S. Net Operating Loss was filed in December 2021 requesting an additional $11.6 federal refund, which was received in 2022. The Company had $6.6 and $5.3 of income tax receivable as of December 31, 2024 and December 31, 2023, respectively, which is reflected within Other current assets on the Consolidated Balance Sheets as well as $0.8 and $0.0 of income tax payable as of December 31, 2024 and December 31, 2023, respectively, which is reflected within Other current liabilities on the Consolidated Balance Sheets. The Company had $1.5 and $1.5 of non-current income tax payable as of December 31, 2024 and December 31, 2023, respectively, which is reflected within Other non-current liabilities on the Consolidated Balance Sheets.

Additionally, as allowed by the CARES Act, the Company had deferred $33.0 of employer payroll taxes as of December 31, 2020, of which 50% was deposited by December 2021 and the remaining 50% was credited against the outstanding pre-tax employee retention credit refund claim in 2022. The Company filed a claim for a pre-tax employee retention credit of $18.8 for 2020 and $1.0 for 2021. The outstanding pre-tax employee retention credit refund claim as of December 31, 2024 and December 31, 2023 was $0.0 and $3.1, respectively.

Deferred Income Taxes: Significant tax effected temporary differences comprising the net deferred tax asset, prior to valuation allowance, are as follows:

	2024	2023
Depreciation and amortization	$(45.4)	$(87.7)
Long-term contracts	(39.0)	125.3
State income tax credits	143.6	154.1
Net operating loss carryforward	1,084.0	489.7
Accruals and reserves	59.3	47.3
Employee compensation accruals	36.3	26.9
Pension and other employee benefit plans	(27.5)	(15.9)
Interest expense limitation	116.4	89.9
Post-retirement benefits other than pensions	7.4	8.9
Other	37.3	19.7
Inventory	0.6	0.9
Interest swap contracts	(0.2)	(0.7)
Net deferred tax asset before valuation allowance	1,372.8	858.4
Valuation allowance	(1,380.5)	(867.4)
Net deferred tax asset (liability)	(7.7)	(9.0)

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Deferred tax detail above is included in the balance sheet and supplemental information as follows:

	2024	2023
Non-current deferred tax assets	0.1	0.1
Non-current deferred tax liabilities	(7.8)	(9.1)
Net non-current deferred tax asset (liability)	$(7.7)	$(9.0)
Total deferred tax asset (liability)	$(7.7)	$(9.0)

The following is a roll forward of the deferred tax valuation allowance at December 31, 2024, 2023, and 2022:

	2024	2023	2022
Balance at January 1	$867.4	$714.7	$536.8
Corporate rate remeasurement	(0.3)	0.5	(0.2)
State income tax credits	(10.0)	7.8	18.3
Net operating losses	547.1	141.5	155.3
Depreciation and amortization	0.1	0.2	0.2
Assets held for sale (1)	3.0	—	—
Other	(25.7)	4.6	(3.0)
Other comprehensive income adjustment	(1.1)	(1.9)	7.3
Balance at December 31	$1,380.5	$867.4	$714.7

(1)Deferred income taxes for FMI. See Note 30 Acquisitions and Dispositions.

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S., Management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. deferred tax assets at December 31, 2024, 2023, and 2022. This determination was made as the Company entered into a U.S. cumulative loss position during 2021. Once a company enters a cumulative three year loss position, there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. As of December 31, 2024, the total net U.S. deferred tax asset, prior to valuation allowance, was $876.5. The net U.S. deferred tax liability after recording valuation allowances is $0.1. Valuation allowances recorded against the consolidated net U.S. deferred tax asset in the current year were $368.5 for a total valuation allowance of $876.6 for the U.S.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon historic cumulative losses and current year losses generated in the U.K. The Company recorded a portion of the increase in the valuation allowance to income tax expense in continuing operations of $145.9, and a portion to OCI of ($1.1). Valuation allowances recorded against U.K. deferred tax assets in the current year were $144.8 for a total valuation allowance of $504.0 for the U.K.

Included in the deferred tax assets at December 31, 2024 are $125.4 in Kansas High Performance Incentive Program (“HPIP”) Credit, $13.7 in Kansas Research & Development (“R&D”) Credit and $1.5 in Kansas Qualified Vendor (“QV”) Credit, totaling $140.6 in gross Kansas state income tax credit carryforwards, net of federal benefit. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas. This credit can be carried forward 16 years. The

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Kansas R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The QV Credit is equal to 15% of the amount for approved expenditures of goods and services purchased from a qualified vendor, not to exceed $0.5 per qualified vendor per tax year. The QV Credit can be carried forward 4 years.

Also included in the deferred tax assets at December 31, 2024 are $6.1 in Oklahoma Investment Tax Credits. The Oklahoma Investment Tax Credit is designed to encourage manufacturing in Oklahoma. An annual credit can be claimed for up to five years and is based on either investment in new depreciable property or the addition of employees. The credit is calculated as the greater of 1% of the investment in depreciable property or $500.00 per new job created. The credit is doubled to the greater of 2% of the investment or $1,000.00 per new job if the business is located in an Enterprise Zone.

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

During 2023, the Company made a one-time distribution from Singapore to the U.S. resulting in no taxable income inclusion and no U.S. income tax recorded to the financial statements. During 2024, the Company entered into a merger agreement with The Boeing Company and a Term Sheet with Airbus SE (the “Airbus Term Sheet”). In the Airbus Term Sheet, select assets have been identified for potential divestiture. Due to this agreement, the Company cannot assert that the remaining earnings of certain foreign operating subsidiaries are indefinitely invested outside the U.S. Analysis has been done on these foreign subsidiaries for the potential deferred taxes to be recorded on these investments. The analysis has resulted in no additional taxes that need to be recorded in the December 31, 2024 financial statements. Additionally, the analysis concluded no deferred taxes are required to be recorded for withholding taxes on the foreign earnings. See also Note 2 Basis of Presentation.

Unrecognized Tax Benefits: The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2024	2023	2022
Beginning balance at January 1	$7.1	$8.1	$18.3
Gross increases (decreases) related to current period tax positions	0.4	(0.4)	0.4
Gross increases related to prior period tax positions	2.3	—	—
Statute of limitations’ expiration	—	(0.6)	(10.6)
Ending balance at December 31	$9.8	$7.1	$8.1

Included in the December 31, 2024 balance was $9.8 in unrecognized tax benefits of which $8.1 would reduce the Company’s effective tax rate if ultimately recognized.

The Company reports interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2024, 2023, and 2022, there was no accrued interest on the unrecognized tax benefit liability included in the balance sheets and income statements during 2024, 2023, and 2022.

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

The Company operated under a tax holiday in Malaysia which was effective through September 30, 2024. The tax holiday was conditional upon remaining in good standing with the Malaysia taxing authorities, having at least 20% value-add, and having at least 30% of employees with a diploma/degree in science/technical discipline. The tax impact of this tax holiday was $2.8, $3.4, and $3.0 for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

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

22.   Equity

Employee Stock Purchase Plan

The Company maintains the Spirit AeroSystems Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective on October 1, 2017 and was amended and restated on February 26, 2024. The ESPP is implemented over consecutive six-month offering periods, beginning on April 1 and October 1 of each year and ending on the last day of September and March, respectively. Shares are issued on the last trading day of each six-month offering period. Generally, any person who is employed by the Company, Spirit or by a subsidiary or affiliate of the Company that has been designated by the Compensation Committee may participate in the ESPP. As of December 31, 2024, the number of remaining ESPP shares available for future issuances was 3,361,044.

The maximum number of shares of the Company’s Common Stock that may be purchased under the ESPP is 4,500,000 shares, subject to adjustment for stock dividends, stock splits or combinations of shares of the Company’s stock. The per-share purchase price for the Company’s Common Stock purchased under the ESPP is 85% of the lower of (a) the fair market value of a share on the first day of the applicable offering period or (b) the fair market value of a share on the applicable purchase date.

Following the purchase of shares for the offering period ending September 30, 2024, all ESPP enrollments were suspended. There is no further ESPP enrollment periods for the foreseeable future.

Dividends

On November 3, 2022, the Company announced that the Board had suspended payments of dividends. No dividends were paid in the years ending December 31, 2024 and December 31, 2023, respectively. The Board regularly evaluates the Company’s capital allocation strategy and dividend policy. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the Company’s results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which the Company may be a party. No assurance can be given that cash dividends will be declared and paid at historical levels or at all.

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

The following table sets forth the computation of basic and diluted earnings per share:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	For the Twelve Months Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Loss available to common shareholders	$(2,139.8)	116.8	$(18.32)	$(616.2)	106.6	$(5.78)	$(545.7)	104.6	$(5.21)
Income allocated to participating securities	—	—		—	—		—	—
Net loss	$(2,139.8)			$(616.2)			$(545.7)
Diluted potential common shares
Diluted EPS
Net loss	$(2,139.8)	116.8	$(18.32)	$(616.2)	106.6	$(5.78)	$(545.7)	104.6	$(5.21)

Included in the outstanding common shares were 0.0 million, 0.1 million and 0.4 million of issued but unvested shares at December 31, 2024, 2023 and 2022, respectively, which are excluded from the basic EPS calculation.

Common shares of 8.4 million were excluded from diluted EPS as a result of incurring a net loss for the twelve-month period ended December 31, 2024, as the effect would have been antidilutive. Additionally, diluted EPS for the twelve-month period ended December 31, 2024 excludes 0.2 million shares that may be dilutive common shares in the future, but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Common shares of 2.0 million were excluded from diluted EPS as a result of incurring a net loss for the twelve-month period ended December 31, 2023, as the effect would have been antidilutive. Additionally, diluted EPS for the twelve-month period ended December 31, 2023 excluded 0.1 million shares that were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.
Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss, net of tax, is summarized by component as follows:

	December 31, 2024	December 31, 2023
Pension	(17.2)	(18.7)
SERP/ Retiree medical	6.8	6.8
Derivatives - foreign currency hedge	0.7	2.2
Foreign currency impact on long term intercompany loan	(15.2)	(14.6)
Currency translation adjustment	(75.2)	(65.3)
Total accumulated other comprehensive loss	$(100.1)	$(89.6)

Amortization or settlement cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the consolidated statements of operations was $0.6, ($57.3) and ($107.0) for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

Non-controlling Interest

Non-controlling interest at December 31, 2024 was $5.5, representing $1.4 non-controlling interest in the Company’s KIESC subsidiary and a $4.1 non-controlling interest in the Company’s subsidiary Spirit Evergreen Aftermarket Solutions Co., Ltd., a joint venture with Evergreen Technologies Corporation to provide MRO services to the Asia-Pacific market.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Common Stock Offering

On November 8, 2023, the Company entered into an underwriting agreement in connection with the registered public offering of 10,454,545 shares of the Company’s Class A common stock, including the underwriters’ option to purchase 1,363,636 additional shares of Class A common stock, at a price to the public of $22.00 per share of Class A common stock. On November 13, 2023, the Company issued and sold 10,454,545 shares of its Class A common stock pursuant to the Underwriting Agreement, which included the exercise in full of the underwriters’ option to purchase additional shares of Class A common stock. The net proceeds to the Company from the Common Stock Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $220.7.

Repurchases of Common Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of December 31, 2024, no treasury shares have been reissued or retired.

During the twelve-month periods ended December 31, 2024 and December 31, 2023 the Company purchased zero shares of its Common Stock under this share repurchase program. The total authorization amount remaining under the current share repurchase program is approximately $925.0. Share repurchases are currently on hold. The Credit Agreement imposes additional restrictions on the Company’s ability to repurchase shares.

During the twelve months ended December 31, 2024, 539,991 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards and restricted stock units under the Omnibus Plan.

23.   Commitments, Contingencies and Guarantees

Litigation

On May 3, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, its former Chief Executive Officer, Tom Gentile III, and its Senior Vice President and Chief Financial Officer, Mark J. Suchinski. An Amended Complaint was filed on December 19, 2023, and a Second Amended Complaint was filed, with leave of the Court, on March 12, 2024. The lawsuit was brought on behalf of certain purchasers of securities of the Company, who allege purported misstatements and omissions concerning alleged faulty production controls and alleged quality and safety issues (the “Securities Class Action”). The specific claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and (ii) violations of Section 20(a) of the Exchange Act against the individual defendants. The plaintiffs seek monetary damages. On May 13, 2024, the Company filed a motion to dismiss. On January 22, 2025, following mediation and while the motion to dismiss remained pending, the parties to this lawsuit, including the Company, entered into a binding term sheet to settle all claims asserted in the lawsuit against all defendants. The Company expects the majority of the settlement payment to be substantially covered by its insurance arrangements. The binding term sheet will be superseded by a more detailed Settlement Agreement and exhibits, which the parties are presently negotiating. The settlement remains subject to judicial approval, which will be sought jointly by the parties once the Settlement Agreement and exhibits have been finalized and executed.

Spirit is also involved in litigation in the 10th Circuit Court of Appeals (the “Appellate Court”) with its former Chief Executive Officer, Larry Lawson over Lawson’s disputed violation of a restrictive covenant in his retirement and consulting agreement. On October 19, 2021, the U.S. District Court for the District of Kansas (the “District Court”) ruled in favor of Lawson and awarded him $44.8 for benefits withheld in connection with the disputed violation, as well as post-judgment interest at the rate of 4.25%.

Spirit appealed the judgment to the Appellate Court. On February 27, 2023, the Appellate Court issued an opinion reversing the District Court decision and concluding that Lawson had violated the terms of the restrictive covenant and remanded for the District Court to address whether the restrictive covenant that Lawson violated was enforceable under Kansas law. On June 15, 2023, the District Court held that the restrictive covenant was enforceable as a matter of Kansas law. The District Court entered judgment in favor of Spirit on June 27, 2023. Lawson appealed the District Court’s latest decision, and

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
this matter was argued before the Appellate Court on March 19, 2024. Spirit will continue to defend its position vigorously on appeal. A liability for the full amount of the award issued on October 19, 2021, plus accrued interest through March 28, 2023, was recognized and remains accrued in the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2024.

From time to time, in the ordinary course of business, the Company receives certain requests for information from government agencies (including the Department of Justice, the SEC and the FAA, among others) in connection with their regulatory or investigational authority. The Company has received information and document requests related to the January 5, 2024 Alaska Airlines incident, the B737 MAX 9 door plug, and safety and quality processes in the B737 MAX line production. These include requests to assist the government in investigations or audits, including by the FAA, as a party representative to a National Transportation Safety Board investigation, grand jury subpoenas from the Department of Justice, and subpoenas or examination requests from the SEC and the Attorney General of the State of Texas. The Company has also received subpoenas for records and other documents relating to the production, acquisition and use of titanium and other materials or parts, where certain records and certifications provided to the Company by third parties were or have been alleged to be counterfeit. The Company reviews such requests and notices and takes appropriate action. Additionally, the Company is subject to federal and state requirements for protection of the environment, including those for disposal of hazardous waste and remediation of contaminated sites. As a result, the Company is required to participate in certain government investigations regarding environmental remediation actions. The Company is currently unable to reasonably estimate any impact arising from these incidents, including any impacts from these requests and investigations.

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

On October 12, 2023, the Company entered into a Memorandum of Agreement (the “2023 MOA”) with Boeing. Among other things, the 2023 MOA includes a broad release of liability and claims through October 12, 2023, by both parties relating to Boeing’s Commercial Airplanes division and its airplane programs under the General Terms Agreement for the B787 program and the General Terms Agreement for the B737, B747, B767, and B777 programs.

Commitments

The Company’s future aggregate capital commitments totaled $196.4 and $129.8 at December 31, 2024 and December 31, 2023, respectively.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

During the year ended December 31, 2024, the Company updated its estimated cost to satisfy customer firm orders on the A350 and A220 programs. Based on these estimates, and management’s evaluation of key macroeconomic assumptions including the probability that these performance obligations would be exercised, management determined that it is probable each of these programs' performance obligations will extend beyond the period of time for which the Company has recorded forward losses. The key changes are based upon two primary factors, the change in strategic pricing conversations with our customer, Airbus, and incremental firm orders Airbus secured on the A350 and A220 programs. As a result, Company recorded incremental forward losses during 2024 of $688.0 on the A350 and A220 programs for production of expected firm orders through September 2029. Additional losses beyond what has been reserved could occur if there are unexpected changes to current assumptions in macroeconomic factors relevant to the Company's cost to complete all firm orders. As a result, while the Company does not believe incremental losses beyond those currently recorded are evident, it is reasonably possible one or more of these programs could be performed at a loss incremental to forward losses previously recorded for production outside of the timeframe or for orders that may be placed in addition to those assessed as of December 31, 2024 highlighted above. The Company continues to evaluate all options to reduce or eliminate recorded forward losses prospectively, including, but not limited to, continued active negotiations with its A220 and A350 customer, regarding, among other things, elements of price.

Guarantees

Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $24.9 and $23.1 at December 31, 2024 and December 31, 2023, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $29.5 and $22.3 of restricted cash as of December 31, 2024 and December 31, 2023, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in Other assets in the Company’s Consolidated Balance Sheet.

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
Service and Product Warranties and Extraordinary Rework
Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are evaluated on a quarterly basis. These costs are accrued and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, the Company considers other factors including the experience of other entities in the same business and management judgment, among others. Service warranty and extraordinary work is reported in current liabilities and other liabilities on the Company’s Consolidated Balance Sheets.

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regard to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims; however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $2.3 as of December 31, 2024 and December 31, 2023. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however the

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $3.4 as of December 31, 2024 and December 31, 2023.

The following is a roll forward of the service warranty and extraordinary rework balance at December 31, 2024, 2023 and 2022:

	2024	2023	2022
Balance, January 1	$82.7	$74.9	$71.3
Charges to costs and expenses	6.8	10.2	6.7
Payouts	(2.7)	(2.7)	(2.7)
Exchange rate	(0.1)	0.3	(0.4)
Balance, December 31	$86.7	$82.7	$74.9

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

Spirit recorded the property net of a finance lease obligation to repay the IRB proceeds on its balance sheet. Gross assets and liabilities associated with these IRBs were $284.7 and $333.7 as of December 31, 2024 and December 31, 2023, respectively.

24.   Other Expense, net

Other expense, net is summarized as follows:

	For the Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Kansas Development Finance Authority bond	$3.8	$2.9	$2.4
Pension (loss) income (1)	15.3	(52.0)	(30.2)
Interest income	9.5	12.9	6.2
Gain (loss) on foreign currency forward contract and interest rate swaps	3.6	0.5	(17.1)
Loss on sale of accounts receivable	(48.0)	(52.4)	(23.4)
Foreign currency gains (losses) (2)	9.6	(13.9)	21.6
Excise tax on pension assets reversion (3)	(0.3)	(37.7)	(6.8)
Gain on settlement of financial instrument (4)	—	—	20.7
Other (5)	4.5	(0.7)	12.5
Total Other Expense, net	$(2.0)	$(140.4)	$(14.1)

(1)Pension expense for the twelve months ended December 31, 2023 includes $59.6 of settlement loss. Pension expense for the twelve months ended December 31, 2022 includes a $73.5 non-cash, pre-tax non-operating charge for amortization of prior service costs and $33.3 of settlement loss. See also Note 18 Pension and Other Post-Retirement Benefits.
(2)Foreign currency losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.
(3)Excise tax related to the reversion of excess plan assets for the twelve months ended December 31, 2024, 2023, and 2022. See Note 18 Pension and Other Post-Retirement Benefits.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
(4)The twelve-month period ended December 31, 2022 includes a $20.7 gain related to a deed of release and related cash payment that fully settled the existing repayable investment agreement between the Company and the U.K.’s Department for Business, Energy and Industrial Strategy (“BEIS”). In January 2022, the Company made repayments of $25.6 to the UK’s Department for Business Energy and Industrial Strategy for units sold, including interest, in respect to the agreement. In April 2022, the deed of release settled the remaining outstanding repayment obligation, including current year interest accrual and foreign currency measurement impacts, in exchange for a payment of $292.8. The portion of the payments related to interest expense and the portion of the payments related to principal repayment are included in net cash used in operating activities and net cash used in financing activities, respectively, on the Company’s Consolidated Statement of Cash Flows for the period ended December 31, 2022.
(5)During the first quarter of 2017, the Company entered into a financing transaction with Chase Community Equity, LLC (“Chase”) related to the purchase and installation of certain equipment at the Company’s facility in Wichita, Kansas. Chase made a capital contribution and the Company made a loan to Chase NMTC Spirit Investment Fund, LLC (“Investment Fund”) under a qualified New Markets Tax Credit program. The twelve-month period ended December 31, 2024 includes a $5.7 gain related to the Company’s repurchase of Chase’s interest in the Investment Fund. Chase’s interest in the Investment Fund was included in Other current liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2023. The twelve-month period ended December 31, 2022 includes a gain of $10.0 related to the termination of a previously existing joint venture agreement within the period.

25. Customer Financing

As described in the Form 8-K filed by us on November 12, 2024, on November 8, 2024, we entered into an advance payments agreement with Boeing to provide up to $350.0 of cash advances for the sole purpose of producing and maintaining readiness to produce products as defined in existing contracts at the rates required by Boeing. These advances were intended to address Spirit’s higher levels of inventory and contract assets, lower operational cash flows, decrease in expected deliveries to Boeing and higher factory costs to maintain rate readiness, attributed to product quality verification process enhancements (including moving such process from Renton, Washington, to Wichita, Kansas), the lingering effects of the recent strike by Boeing employees and limitations on Boeing increasing production rates. As of December 31, 2024, we had borrowed $200.0 under this advance agreement.

The advance agreement requires Spirit to repay the advances to Boeing in accordance with the following payment schedule: 25% of the then-outstanding advances on each of April 30, 2026, June 30, 2026, and September 30, 2026, and the remaining balance of outstanding advances on December 31, 2026. The advances will bear an advance fee in an amount equal to 6.0% of the outstanding amount of the advances which will be paid on the fifteenth day of each calendar quarter, by capitalizing such fee and adding it to the outstanding amount of Advances thereunder.

Included on the Company’s Consolidated Balance Sheet for the twelve months ended December 31, 2024 is a liability related to the customer financing of $180.0 from Boeing received in the twelve months ended December 31, 2023. Per the terms of the January 2025 amended agreement, equal payments of $45.0 are due in October, November and December of 2026 with the final $45.0 payment due in December 2027. Prior to the amendment, $90.0 was payable in December 2025 such that it was included in Customer financing, short-term on the Company’s Consolidated Balance Sheet as of December 31, 2024. See Note 32, Subsequent Events.

On April 18, 2024, the Company entered into the MOA with Boeing to provide $425.0 of cash advances, which was received in the second quarter of 2024. On June 20, 2024, the MOA was amended such that Boeing agreed to provide an additional $40.0 of cash advances, also received in the second quarter of 2024. The MOA was amended again on January 22, 2025 to reschedule the repayment dates to be a total of $75.0 on April 1, 2026, $75.0 on May 1, 2026, $75.0 on June 1, 2026, $75.0 on July 1, 2026, $75.0 on August 1, 2026 and $50.0 on September 1, 2026. As of the date of this filing, the Company has repaid $40.0 of the MOA advances. See Note 32, Subsequent Events.

During the three months ended March 28, 2024, the Company received an advanced payment from Airbus of $17.0 under a term sheet agreement between Airbus Canada Limited Partnership (“Airbus Canada”) and Shorts Brothers PLC (the Company’s facilities located in Belfast, Northern Ireland), for short term funding for increased freight costs incurred in the period from January to March 2024. See also the disclosure under the heading “Airbus Term Sheet” in Note 2 Basis of Presentation.

On June 28, 2024, the Company entered into a Memorandum of Agreement between Airbus S.A.S. and Spirit Europe, Shorts Brothers PLC and Spirit NC (the “2024 Airbus MOA”), to receive $50.0 in advances related to certain program related expenditures. During the three months ended September 26, 2024, the Company received $27.4 of the advances. The remaining $22.6 was received on October 2, 2024. The 2024 Airbus MOA was amended on October 6, 2024 to include an additional $12.0 for specified expenditures. The additional $12.0 was received on October 8, 2024. It was amended again on November 8, 2024 to increase the funding capacity by $57.0. On December 18, 2024, Spirit received $20.0 of the additional capacity. Per the terms

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
of the amended memorandum of agreement, these amounts will be assumed by Airbus upon close of the Airbus Transactions, or if earlier, repaid to Airbus on April 1, 2026.

Given these terms, $532.0 of the advances are included in the Customer financing, short-term line item and $372.0 of the advances are included in the Customer financing, long-term line item on the Company’s Consolidated Balance Sheets as of December 31, 2024. The amounts at year-end represent the timing of the repayment dates prior to the January 2025 amendments to the Boeing agreements which represent $515.0 of advances which become long-term under the amended payment dates.

26.   Significant Concentrations of Risk

Economic Dependence

The Company’s largest customer, Boeing, accounted for approximately 58%, 64%, and 60% of the revenues for the twelve months ended December 31, 2024, 2023, and 2022, respectively. Approximately 30% and 23% of the Company’s accounts receivable balance at December 31, 2024, and 2023, respectively, was attributable to Boeing.

The Company’s second largest customer, Airbus, accounted for approximately 21%, 19%, and 22% of the revenues for the twelve months ended December 31, 2024, 2023, and 2022, respectively. Approximately 28% and 33% of the Company’s accounts receivable balance at December 31, 2024, and 2023, respectively, was attributable to Airbus.

Employees

At December 31, 2024, the Company had approximately 20,370 employees: approximately 14,190 located in its six U.S. facilities, approximately 3,550 located in its Belfast facilities, approximately 1,240 located at its Prestwick facility, approximately 1,000 located in its Malaysia facility, approximately 240 located in its Morocco facility, and approximately 150 located in its France facility. Of the employees located in the Company’s six U.S. facilities, approximately 11,980 were located in Wichita, Kansas; approximately 1,090 were located in Tulsa Oklahoma; approximately 660 were located in Kinston, North Carolina; approximately 320 were located in Biddeford, Maine; approximately 100 were located in Dallas, Texas; and approximately 40 were located in Woonsocket, Rhode Island.

Approximately 84% of the Company’s U.S. employees are represented by unions. Approximately 59% of U.S. employees are represented by the International Association of Machinists and Aerospace Workers (IAM) collective bargaining agreement. There are two IAM collective bargaining agreements that will expire in June 2027 and November 2027, respectively. Approximately 18% of the Company’s U.S. employees are represented by the Society of Professional Engineering Employees in Aerospace (SPEEA) collective bargaining agreement. There are two SPEEA agreements that will expire in January 2026 and December 2028, respectively. Approximately 6% of the Company’s U.S. employees are represented by the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (UAW) collective bargaining agreement that will expire in December 2025. Approximately 1% of the Company’s U.S. employees are represented by an International Brotherhood of Electrical Workers (IBEW) collective bargaining agreement that will expire in September 2027.

Approximately 93% of the Company’s Prestwick employees are part of the collective bargaining group represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union. These agreements cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. In the first quarter of 2021, the Company negotiated and agreed with Unite, a three-year extension to the pay agreements which are effective from January 2023 to December 2025. The elements of the contract extension remain the same as those in the ten-year agreements.

In the U.K. (Belfast), approximately 86% of the employees are part of the collective group represented by the Trade Unions. Unite the Union is the largest representing approximately 95% of unionized employees, with General, Municipal, Boilermakers making up the balance. The current agreement covers the period from January 2024 to December 2025.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
In France, the Company’s employees are represented by CFTC (“Confédération Française des Travailleurs Chrétiens” or “French Confederation of Christian Workers”) and FO (“Force Ouvrière” or “Labor Force”). The Company negotiates yearly on compensation and once every four years on issues related to gender equality and work-life balance. The next election to determine union representation will occur in July 2027.

In Morocco, approximately 62% of the Company’s employees are represented by Union Marocain du Travail (“UMT”). The Company negotiated a three year agreement with UMT that expires in December 2025.

None of the Company’s Malaysia employees are currently represented by a union.

27.   Supplemental Balance Sheet Information

Accrued expenses and other liabilities consist of the following:

	December 31, 2024	December 31, 2023
Accrued expenses
Accrued wages and bonuses	$51.5	$63.3
Accrued fringe benefits	113.9	118.0
Accrued payroll taxes	8.6	10.0
Accrued interest	39.8	34.1
Workers’ compensation	10.6	9.4
Property and sales tax	25.8	26.0
Warranty/extraordinary rework reserve — current	0.6	1.0
Former executive officer liability (3)	47.5	47.5
Other (1)	155.0	110.8
Total	$453.3	$420.1
Other liabilities
Warranty/extraordinary rework reserve - non-current	86.1	81.7
Other (2)	51.1	53.8
Total	$137.2	$135.5

(1)Balance as of December 31, 2024 includes $103.3 of general and production material accruals and $24.2 of B787 program liabilities. Balance as of December 31, 2023 includes $70.0 of general and production material accruals and $18.8 of B787 program liabilities.
(2)Balance as of December 31, 2024 includes $8.2 of deferred grant in Morocco, $1.4 various tax credits, $12.1 of estimated workers compensation liability, $17.1 of provisions related to the suspension of activities in Russia, and $5.6 of deferred compensation. Balance as of December 31, 2023 includes $8.0 of deferred grant in Morocco, $1.3 various tax credits, $11.8 of estimated workers compensation liability, $17.3 of provisions related to the suspension of activities in Russia, and $9.2 of deferred compensation.
(3)On October 19, 2021, the U.S. District Court for the District of Kansas ruled in favor of the Company’s former Chief Executive Officer and awarded him $44.8 plus interest for benefits withheld in connection with a disputed violation of restrictive covenants in his retirement agreement. See Note 23, Commitments, Contingencies, Guarantees.

28.   Segment and Geographical Information

The Company operates in three principal segments: Commercial, Defense & Space and Aftermarket. Approximately 80% of the Company’s net revenues for the twelve months ended December 31, 2024 came from the Company’s two largest customers, Boeing and Airbus. Boeing represents a substantial portion of the Company’s revenues across segments. Airbus also represents a substantial portion of revenues in the Commercial segment. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.

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

The Company’s Commercial segment includes design and manufacturing of forward, mid and rear fuselage sections and systems, struts/pylons, nacelles (including thrust reversers) and related engine structural components, wings and wing components (including flight control surfaces), as well as other miscellaneous structural parts for large commercial aircraft and/or business/regional jets. Sales from this segment are primarily to the aircraft OEMs or engine OEMs of large commercial aircraft and/or business/regional jet programs. Approximately 66%, 70%, and 65% of Commercial segment net revenues came from the Company’s contracts with Boeing for the twelve months ended December 31, 2024, 2023, and 2022, respectively. Approximately 27%, 23%, and 27% of Commercial segment net revenues came from the Company’s contracts with Airbus for the twelve months ended December 31, 2024, 2023, and 2022, respectively. The Commercial segment manufactures products at the Company’s facilities in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia. The Commercial segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

The Company’s Defense & Space segment includes design and manufacturing of fuselage, strut, nacelle, and wing aerostructures (primarily) for U.S. Government defense programs, including Boeing P-8, C40, and KC-46 Tanker, which are commercial aircraft that are modified for military use. The segment also includes fabrication, bonding, assembly, testing tooling, processing, engineering analysis, and training on fixed wing aircraft aerostructures, missiles and hypersonics work, including solid rocket motor throats and nozzles and re-entry vehicle thermal protections systems, and forward cockpit and cabin, and fuselage work on rotorcraft aerostructures. Sales from this segment are primarily to the prime contractors on various U.S. Government defense program contracts for which the Company is a sub-contractor. A significant portion of the Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. Approximately 22%, 34%, and 34% of Defense & Space segment net revenues came from the Company’s contracts with an individual customer for the twelve months ended December 31, 2024, 2023, and 2022, respectively. In addition, a customer accounted for approximately 28%, 26%, and 30% of Defense & Space segment net revenues for the twelve months ended December 31, 2024, 2023, and 2022, respectively. The Defense & Space segment manufactures products at the Company’s facilities in Wichita, KS; Tulsa, OK; Biddeford, ME; Woonsocket, RI; Belfast, Northern Ireland; and Prestwick, Scotland.

On November 17, 2024, the Company entered into a definitive agreement to sell our Fiber Materials, Inc. (“FMI”) business, a fully owned subsidiary of Spirit AeroSystems, Inc., for $165.0, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. FMI is located at the facilities in Biddeford, ME ad Woonsocket, RI and was included in the Defense & Space segment as of December 31, 2024. The transaction closed on January 13, 2025. For additional information, see Note 30, Acquisitions and Dispositions.

The Company’s Aftermarket segment includes design, manufacturing, and marketing of spare parts and maintenance, repair, and overhaul (“MRO”) services, repairs for flight control surfaces and nacelles, radome repairs, rotable assets, engineering services, and advanced composite repair. Approximately 54%, 47%, and 48% of Aftermarket segment net revenues came from the Company’s contracts with a single customer for the twelve months ended December 31, 2024, 2023, and 2022, respectively. The Aftermarket segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; and Belfast, Northern Ireland.

 The Company’s segments are consistent with the organization and responsibilities of management reporting to the chief executive officer, the chief operating decision-maker for the purpose of assessing performance. The chief operating decision maker uses both gross profit and segment operating income for each segment primarily in the evaluation of periodic performance and for the forecasting process. He considers forecast-to-actual variances on a quarterly basis for both measures when making decisions about the allocation of operating resources to each segment. The Company’s definition of segment operating income differs from Operating income as presented in its primary financial statements and a reconciliation of the segment and consolidated results is provided in the table set forth below.

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

The following tables show segment revenues, segment gross profit and segment operating income for the twelve months ended December 31, 2024, 2023 and 2022:

Twelve Months Ended December 31, 2024	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$4,927.4	$975.2	$414.0	$—	$6,316.6
Cost of sales	(6,263.3)	(870.5)	(358.7)	—	(7,492.5)
Excess capacity costs	(186.5)	(10.0)	—	—	(196.5)
Segment gross (loss) profit	$(1,522.4)	$94.7	$55.3	$—	$(1,372.4)
Restructuring costs	(0.7)	—	—	—	(0.7)
Segment operating (loss) income (1)	$(1,523.1)	$94.7	$55.3	$—	$(1,373.1)
Selling, general and administrative	—	—	—	(365.5)	(365.5)
Research and development	—	—	—	(47.5)	(47.5)
Operating (loss) income	$(1,523.1)	$94.7	$55.3	$(413.0)	$(1,786.1)
Interest expense and financing fee amortization	—	—	—	(353.5)	(353.5)
Other expense, net	—	—	—	(2.0)	(2.0)
(Loss) income before income taxes and equity in net income of affiliates	$(1,523.1)	$94.7	$55.3	$(768.5)	$(2,141.6)

Twelve Months Ended December 31, 2023	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$4,885.0	$789.0	$373.9	$—	$6,047.9
Cost of sales	(4,627.3)	(736.4)	(293.9)	—	(5,657.6)
Excess capacity costs	(177.3)	(6.8)	—	—	(184.1)
Segment gross profit	$80.4	$45.8	$80.0	$—	$206.2
Restructuring costs	(6.3)	(0.9)	—	—	(7.2)
Other operating (expense) income (2)	(8.1)	(0.2)	2.4	—	(5.9)
Segment operating income (1)	$66.0	$44.7	$82.4	$—	$193.1
Selling, general and administrative	—	—	—	(281.9)	(281.9)
Research and development	—	—	—	(45.4)	(45.4)
Operating income (loss)	$66.0	$44.7	$82.4	$(327.3)	$(134.2)
Interest expense and financing fee amortization	—	—	—	(318.7)	(318.7)
Other expense, net	—	—	—	(140.4)	(140.4)
Income (loss) before income taxes and equity in net loss of affiliates	$66.0	$44.7	$82.4	$(786.4)	$(593.3)

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Twelve Months Ended December 31, 2022	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$4,068.4	$649.8	$311.4	$—	$5,029.6
Cost of sales	(3,993.0)	(571.5)	(250.4)	—	(4,814.9)
Excess capacity costs	(149.5)	(7.8)	—	—	(157.3)
Other segment items (3)	(8.6)	2.3	(2.5)	—	(8.8)
Segment gross (loss) profit	$(82.7)	$72.8	$58.5	$—	$48.6
Restructuring costs	(0.2)	—	—	—	(0.2)
Segment operating (loss) income (1)	$(82.9)	$72.8	$58.5	$—	$48.4
Selling, general and administrative	—	—	—	(279.2)	(279.2)
Research and development	—	—	—	(50.4)	(50.4)
Operating (loss) income	$(82.9)	$72.8	$58.5	$(329.6)	$(281.2)
Interest expense and financing fee amortization	—	—	—	(244.1)	(244.1)
Other expense, net	—	—	—	(14.1)	(14.1)
(Loss) income before income taxes and equity in net loss of affiliates	$(82.9)	$72.8	$58.5	$(587.8)	$(539.4)

(1)Inclusive of forward losses, changes in estimates on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2024, 2023, and 2022 are further detailed in Note 6, Changes in Estimates.
(2)The twelve months ended December 31, 2023 includes charges of $8.1 and $0.2 related to the temporary production pause for the Commercial and Defense & Space Segments, respectively, and ($2.4) of benefit related to related to the settlement of a contingent consideration obligation related to a prior year acquisition for the Aftermarket Segment.
(3)The twelve months ended December 31, 2022 includes charges of $9.6 for workforce adjustments as a result of the COVID-19 production pause for the Commercial Segment, net of U.S. employee retention credit and U.K. government subsidies, $24.7 and $4.4 in relation to the suspension of activities in Russia for the Commercial and Aftermarket Segments, respectively, and net offsets of ($25.7), ($2.3), and ($1.9) for the Commercial, Defense & Space, and Aftermarket Segments, respectively, related to the AMJPP and other costs.

Most of the Company’s revenue is obtained from sales inside the U.S. However, the Company does generate international sales, primarily from sales to Airbus. The following chart illustrates the split between domestic and foreign revenues:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$4,811.0	76%	$4,667.1	77%	$3,814.5	76%
International
United Kingdom	649.7	10%	582.5	10%	632.8	13%
Other	855.9	14%	798.3	13%	582.3	11%
Total International	1,505.6	24%	1,380.8	23%	1,215.1	24%
Total Revenues	$6,316.6	100%	$6,047.9	100%	$5,029.6	100%

(1)Net Revenues are attributable to countries based on destination where goods are delivered.

As of December 31, 2024, most of the Company’s property, plant and equipment are located within the U.S. Approximately 18% of the Company’s property, plant and equipment based on book value are located in the U.K., with approximately another 5% of the Company’s total property, plant and equipment located in countries outside the U.S. and the U.K. The following chart illustrates the split between domestic and foreign assets:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
Asset Location	Total PPE	Percent of PPE	Total PPE	Percent of Total PPE	Total PPE	Percent of Total PPE
United States	$1,497.7	77%	$1,605.0	77%	$1,708.2	78%
International
United Kingdom	356.6	18%	384.0	18%	404.1	18%
Other	93.6	5%	95.2	5%	93.6	4%
Total International	450.2	23%	479.2	23%	497.7	22%
Total Property, Plant & Equipment	$1,947.9	100%	$2,084.2	100%	$2,205.9	100%
.

29.  Restructuring Costs

The Company’s results of operations for twelve months ended December 31, 2024 include restructuring costs related to a reduction in hourly production workforce due to high inventory levels.

The Company’s results of operations for twelve months ended December 31, 2023 include restructuring costs related to the Voluntary Separation Program (“VSP”) that was offered to reduce structural costs by reducing indirect headcount. Participants in the VSP received a lump sum severance payment based on their years of Company service.

The Company’s results of operations for twelve months ended December 31, 2022 include restructuring costs related to actions the Company has taken to align costs to updated production levels that have been directed by the Company’s customers. Largely beginning in the first quarter of 2020, the Company’s customers, including Boeing and Airbus, significantly reduced their overall production rates as a result of the COVID-19 pandemic and, in the case of Boeing, the B737 MAX grounding. The restructuring activity materially affected the scope of operations and manner in which business is conducted by the Company compared to periods prior to the restructuring activity.

Restructuring costs are presented separately as a component of operating loss on the Consolidated Statements of Operations. Total restructuring costs were $0.7, $7.2, and $0.2 for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

The costs of the restructuring plan are included in segment operating margins. The total amount of $0.7 for the twelve months ended December 31, 2024 is included in the segment operating margins for the Commercial segment. The total amount for the twelve months ended December 31, 2023 for each segment was $6.3 for the Commercial segment and $0.9 for the Defense & Space segment. The total amount of $0.2 for the twelve months ended December 31, 2022 is included in the segment operating margins for the Commercial segment.

30.  Acquisitions and Dispositions

Acquisitions

T.E.A.M., Inc.

On November 23, 2022, Spirit AeroSystems Textiles, LLC (“Spirit Textiles”), a fully owned subsidiary of Spirit AeroSystems, Inc. closed its purchase of substantially all of the assets and all of the liabilities of T.E.A.M., Inc., a Rhode Island corporation, which is engaged in the business of manufacturing and engineering textiles, composites, and textile and composite products, for cash consideration of $31.3. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill, which is fully allocated to the Defense & Space segment. As of December 31, 2022, the Company had preliminarily concluded, but not finalized, its

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
assessment and purchase price allocation of the acquisition. The final fair value determination is subject to a contractual post-closing working capital true-up, which the Company concluded in the first quarter of 2023. The final purchase price allocation resulted in $0.6 adjustments to the assets acquired and the liabilities assumed that were recorded as of the acquisition date, which were included in the Consolidated Balance Sheet as of December 31, 2022. The adjusted assets acquired and the liabilities assumed included $8.3 of property, plant and equipment, $1.7 of working capital, $13.5 of intangible assets and $7.7 allocated to goodwill, which is expected to be deductible for tax purposes. Operating income is immaterial and reported within the Defense & Space segment.

There were no acquisition-related expenses for the twelve months ended December 31, 2024 and December 31, 2023, respectively.

Dispositions

Fiber Materials, Inc.

On November 17, 2024, the Company entered into a definitive agreement to sell our Fiber Materials, Inc. (“FMI”) business, a fully owned subsidiary of Spirit AeroSystems, Inc. which operated in the Company’s Defense & Space segment, for $165.0, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. The transaction closed on January 13, 2025.

The carrying amounts of the assets and liabilities of FMI classified as held for sale in our Consolidated Balance Sheets as of December 31, 2024 were as follows:

December 31, 2024
($ in millions)
Assets
Accounts receivable, net	$9.8
Contract assets, short-term	24.6
Inventory, net	7.3
Other current assets	1.3
Property, plant and equipment, net	22.6
Right of use assets	2.4
Goodwill	1.1
Intangible assets, net	31.5
Total assets held for sale	$100.6
Liabilities
Accounts payable	$1.2
Accrued expenses	3.5
Profit sharing	2.2
Operating lease liabilities, short-term	0.2
Contract liabilities, short-term	6.4
Operating lease liabilities, long-term	2.3
Deferred income taxes	3.0
Total liabilities held for sale	$18.8

31. Supplier Financing

The Company has provided certain suppliers with access to a supply chain financing program through facilities with third-party financing institutions. The Company’s suppliers’ ability to access the program is primarily dependent upon the strength of the Company’s financial condition and certain qualifying criteria. The program allows these suppliers to monetize their

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
receivables prior to the contractual payment date, subject to a payment of a discount. The capacity of the program is limited to $122.0 at any point in time. If a supplier’s request exceeds the program limit, then it will be honored when capacity is available. Under the supply chain financing program, the Company agrees to pay the third-party financing institution the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, and suppliers have the ability to be paid from the third-party financing institution on an accelerated basis. The Company’s suppliers’ election to sell one or more of the Company’s confirmed obligations under the supply chain financing program is optional. The Company’s responsibility is limited to making payment on the terms originally negotiated with its suppliers for up to 120 days, regardless of whether the suppliers elect to sell their receivables to the third-party financing institution. Within the current population of qualified suppliers, there are no payment discounts offered or taken at any point by the financing institution or by the Company. The Company or the third-party financing institution may terminate the agreement upon at least 45 days’ notice.

The balance of confirmed obligations outstanding to suppliers who elect to participate in the supply chain financing program is included in the Company’s Accounts payable balance on the Company’s Consolidated Balance Sheets. The changes in each period primarily reflect purchases from suppliers related to production levels during the respective periods and are summarized as follows:

	For the Twelve Months Ended
	December 31, 2024	December 31, 2023
Confirmed obligations outstanding, beginning of period	$155.6	$102.0
Invoices confirmed during the year	468.1	496.2
Invoices paid during the year	(546.9)	(442.6)
Confirmed obligations outstanding, end of period	$76.8	$155.6

32. Subsequent Events

On November 17, 2024, Spirit and FMI entered into a Stock Purchase Agreement with Tex-Tech Industries, Inc., a Delaware corporation (“Tex-Tech”), providing for, among other things, the acquisition by Tex-Tech from Spirit of all of the outstanding equity interests in FMI for an aggregate purchase price of $165.0 in cash, subject to specified adjustments as set forth in the Stock Purchase Agreement. The underlying net assets of FMI were classified as held for sale as of December 31, 2024. The sale was completed on January 13, 2025. Spirit expects to record a gain on sale during our first quarter of fiscal year 2025.

On January 22, 2025, Spirit and Boeing entered into Amendment 2 to Memorandum of Agreement (the “April 2024 MOA Amendment”) amending the parties’ April 18, 2024 Memorandum of Agreement, as previously amended (the “April 2024 MOA”), by, among other things (1) replacing Article 5 “Repayment” of the April 2024 MOA and providing for the Company to repay to Boeing the $425.0 of outstanding advances under the April 2024 MOA, as amended (the “Amended April 2024 MOA”), as follows: $75.0 on April 1, 2026; $75.0 on May 1, 2026; $75.0 on June 1, 2026; $75.0 on July 1, 2026; $75.0 on August 1, 2026; and $50.0 on September 1, 2026 (each of which dates would be a Repayment Date as defined in the Amended April 2024 MOA); and (2) providing that, in the event that the Merger Agreement is terminated in accordance with the terms of the Merger Agreement, the then outstanding advances under the Amended April 2024 MOA will become due and payable in full on April 1, 2026.

On January 22, 2025, Spirit and Boeing entered into Amendment 2 to the 737 Production Rate Advance Memorandum of Agreement dated April 28, 2023 (the “April 2023 MOA Amendment”). The April 2023 MOA Amendment amended the parties’ Memorandum of Agreement dated April 28, 2023, as previously amended (the “April 2023 MOA”), by, among other things (1) replacing Section 4 “Advance” of the April 2023 MOA and providing for Spirit to repay to Boeing the $180.0 of outstanding advances under the April 2023 MOA, as amended (the “Amended April 2023 MOA”), as follows: $45.0 on October 1, 2026, $45.0 on November 1, 2026, $45.0 on December 1, 2026 and $45.0 on December 1, 2027 (each of which dates would be a Repayment Date as defined in the Amended April 2023 MOA); and (2) providing that, in the event that the Merger Agreement is terminated in accordance with its terms, the then outstanding advances under the Amended April 2023 MOA will become due and payable in full on April 1, 2026.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)
On February 14, 2025, Holdings, Spirit and Spirit NC entered into (i) the Bridge Credit Agreement Amendment with MSSF, as lender and as administrative agent, with respect to the Bridge Credit Agreement (as in effect prior to such date, the “Prior Bridge Credit Agreement”), with MSSF, as lender, as administrative agent and as collateral agent, and (ii) the Third Amendment to Term Loan Credit Agreement (the “TLB Credit Agreement Amendment” and, together with the Bridge Credit Agreement Amendment, the “Amendments”) with BofA, as administrative agent, and the lenders party thereto with respect to the Credit Agreement (as amended and in effect prior such date, the “Prior TLB Credit Agreement,” and each of the Prior TLB Credit Agreement and the Prior Bridge Credit Agreement a “Prior Credit Agreement”), among Spirit, BofA, as administrative agent and as collateral agent, and the lenders from time to time party thereto.

Pursuant to the applicable Amendment, each Prior Credit Agreement was amended to remove the requirement that the audit opinion with respect to the Company’s annual financial statements for the fiscal year ending December 31, 2024 not be subject to a “going concern” qualification.

On January 31, 2025, at a special meeting of Holdings stockholders, a proposal to adopt the Merger Agreement was approved by the requisite vote of Holdings stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management with the participation of our President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 and has concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
(1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP, as stated in their report appearing herein.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Spirit AeroSystems Holdings, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit AeroSystems Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Spirit AeroSystems Holding, Inc. as of December 31, 2024, and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

February 28, 2025

Item 9B. Other Information
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

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information concerning the executive officers of the Company is included in Part I of this Annual Report on Form 10-K and is incorporated by reference herein. The information otherwise required by Items 401, 405, 406, and 407(c)(3), (d)(4) and (d)(5), and 408(b) of Regulation S-K will be provided in the Company’s proxy statement for its 2025 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year (the “2025 Proxy Statement”) and is incorporated by reference herein.
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

Item 11. Executive and Director Compensation

The information required by Item 402 and Item 407(e)(4) and (e)(5) of Regulation S-K will be provided in the 2025 Proxy Statement and is incorporated by reference herein.

Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under Item 407(e)(5) incorporated by reference from the 2025 Proxy Statement shall not be deemed to be “soliciting material,” or to be “filed” with the SEC, or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the securities authorized for issuance under equity compensation plans included in Part II, Item 5 of this Annual Report is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be provided in the 2025 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be provided in the 2025 Proxy Statement and is incorporated by reference herein.

Part IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following Documents
2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
2.3	Agreement and Plan of Merger, dated June 30, 2024, among Spirit AeroSystems Holdings, Inc., The Boeing Company, and Sphere Acquisition Corp.	Current Report on Form 8-K (File No. 001-33160), filed July 1, 2024, Exhibit 2.1
2.4††	Term sheet, dated June 30, 2024, between Spirit AeroSystems, Inc. and Airbus SE	Current Report on Form 8-K (File No. 001-33160), filed July 1, 2024, Exhibit 2.2
2.5	Stock Purchase Agreement, dated as of November 17, 2024, by and among Tex-Tech Industries, Inc., Spirit AeroSystems, Inc., and Fiber Materials, Inc.	Current Report on Form 8-K (File No. 001-33160), filed November 18, 2024, Exhibit 2.1
3.1	Third Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 1, 2017, Exhibit 3.1
3.2	Tenth Amended and Restated Bylaws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed January 27, 2023, Exhibit 3.1
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Description of Spirit AeroSystems Holdings, Inc. Securities Registered under Section 12 of the Exchange Act	Annual Report on Form 10-K (File No. 001-33160), filed February 22, 2024, Exhibit 4.2
4.3	Indenture dated as of June 1, 2016, governing the 3.850% Senior Notes due 2026, by and among Spirit, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.1
4.4	Form of 3.850% Senior Note due 2026	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.2
4.5	Supplemental Indenture, dated December 5, 2016, governing the 3.850% Senior Notes due 2026	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 4.9
4.6
Second Supplemental Indenture, dated as of February 24, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee
Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 4.1
4.7
Third Supplemental Indenture, dated as of April 17, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee
Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 4.3
4.8
Fourth Supplemental Indenture, dated as of October 5, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee
Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.3
4.9	Indenture, dated as of May 30, 2018, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and the Bank of New York Mellon Trust Company	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.1
4.10	Form of 4.600% Senior Note due 2028	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.4

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following Documents
4.11
Indenture, dated as of October 5, 2020, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent
Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.1
4.12	Form of 5.500% Senior Secured First Lien Notes due 2025	Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)
4.13
Fifth Supplemental Indenture, dated as of November 23, 2022, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee
Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 4.3
4.14
First Supplemental Indenture, dated as of November 23, 2022, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent
Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 4.4
4.15
Indenture, dated as of November 23, 2022, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent
Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 4.1
4.16	Form of 9.375% Senior Secured First Lien Notes due 2029	Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 4.1 (included as Exhibit A to Exhibit 4.1)
4.17
Indenture, dated as of November 13, 2023, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee
Current Report on Form 8-K (File No. 001-33160), filed November 13, 2023, Exhibit 4.1
4.18	Form of 3.250% Exchangeable Senior Notes due 2028	Current Report on Form 8-K (File No. 001-33160), filed November 13, 2023, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)
4.19
Indenture, dated as of November 21, 2023, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent
Current Report on Form 8-K (File No. 001-33160), filed November 21, 2023, Exhibit 4.1
4.20	Form of 9.750% Senior Secured Second Lien Notes due 2030	Current Report on Form 8-K (File No. 001-33160), filed November 21, 2023, Exhibit 4.2 (included as Exhibit A to Exhibit 4.1 thereto)
4.21
Sixth Supplemental Indenture, dated as of November 21, 2023, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., Spirit AeroSystems North Carolina, Inc. and The Bank of New York Mellon Trust, N.A., as trustee
Current Report on Form 8-K (File No. 001-33160), filed November 21, 2023, Exhibit 4.3
4.22
Seventh Supplemental Indenture, dated as of June 30, 2024, among Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., Spirit AeroSystems North Carolina, Inc., and The Bank of New York Mellon Trust
Current Report on Form 8-K (File No. 001-33160), filed July 1, 2024, Exhibit 4.1
10.1	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.2†	Form of Spirit AeroSystems Holdings, Inc. Director Indemnification Agreement	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2024, Exhibit 10.10
10.3†	Spirit AeroSystems Holdings, Inc. Amended and Restated Deferred Compensation Plan, As Amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.34

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following Documents
10.4†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Director Stock Plan	Registration Statement on Form S-8 (File No. 333-150402), filed April 23, 2008, Exhibit 10.1
10.5†	Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan	Registration Statement on Form S-8 (File No. 333-195790), filed May 8, 2014, Exhibit 10.1.
10.6†	First Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.1
10.7†	Second Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated October 23, 2019	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.5
10.8†	Employment Agreement between Spirit AeroSystems, Inc. and Samantha Marnick, effective as of February 22, 2006 and annual Executive Compensation Letter, dated May 3, 2013	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 2, 2014, Exhibit 10.1
10.9†	Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.44
10.10†	Amendment to Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.45
10.11†	Employment Agreement, dated September 12, 2013, between Spirit AeroSystems, Inc. and Kevin Matthies	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 3, 2022, Exhibit 10.1
10.12†	Retirement Agreement and General Release between Spirit AeroSystems, Inc. and Duane Hawkins, dated January 16, 2023	Current Report on Form 8-K (File No. 001-33160), filed January 16, 2023, Exhibit 10.1
10.13†	Employment Agreement, dated as of February 13, 2016, between Spirit AeroSystems, Inc. and Thomas C. Gentile III	Current Report on Form 8-K (File No. 001-33160), filed February 16, 2016, Exhibit 10.1
10.14†	Employment Agreement between Spirit AeroSystems, Inc. and Bill Brown, effective as of May 5, 2014	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.17
10.15†	Separation Agreement and General Release, dated July 20, 2024, by and among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., and Alan Young	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2024, Exhibit 10.7
10.16†	Service Agreement between Spirit AeroSystems, Inc. and Scott McLarty, effective as of December 16, 2011	Annual Report on Form 10-K (File No. 001-33160), filed February 22, 2024, Exhibit 10.15
10.17†	Employment Agreement, dated January 29, 2020, between Spirit AeroSystems, Inc. and Mark Suchinski	Current Report on Form 8-K (File No. 001-33160), filed January 30, 2020, Exhibit 10.1
10.18†	Employment Agreement, dated June 5, 2024, by and between Spirit AeroSystems, Inc. and Irene M. Esteves	Current Report on Form 8-K (File No. 001-33160), filed June 5, 2024, Exhibit 10.1
10.19†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.3
10.20†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Plan, as amended and restated effective January 23, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.1
10.21†	Short-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.4
10.22†	Director Stock Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective April 28, 2021	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.1
10.23†	Non-Employee Director Compensation Overview Effective with 2021-2022 Term	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2021, Exhibit 10.1

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following Documents
10.24†	Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 25, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.5
10.25†	Amended and Restated Employee Stock Purchase Plan, effective October 26, 2021	Annual Report on Form 10-K (File No. 001-33160), filed February 15, 2022, Exhibit 10.22
10.26†	Form of Time-Based Restricted Stock Award Agreement	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.20
10.27†	Form of Time-Based Restricted Stock Unit Award Agreement (U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.2
10.28†	Form of Performance-Based Restricted Stock Award Agreement	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.21
10.29†	Form of Performance-Based Restricted Stock Unit Award Agreement (U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.3
10.30†	Form of Non-Employee Director Award Agreement	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.4
10.31†	Form of Time-Based Restricted Stock Unit Award Agreement (Non-U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.5
10.32†	Form of Performance-Based Restricted Stock Unit Award Agreement (Non-U.S. Participants)	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.6
10.33††	Memorandum of Agreement, dated as of October 12, 2023, by and between Spirit AeroSystems, Inc. and The Boeing Company	Current Report on Form 8-K (File No. 001-33160), filed October 18, 2023, Exhibit 10.1
10.34†	Separation Agreement and General Release, dated September 30, 2023, by and between Thomas C. Gentile III and Spirit AeroSystems, Inc.	Current Report on Form 8-K (File No. 001-33160), filed October 2, 2023, Exhibit 10.1
10.35†	Employment Agreement, dated September 30, 2023, by and between Patrick M. Shanahan and Spirit AeroSystems, Inc.	Current Report on Form 8-K (File No. 001-33160), filed October 2, 2023, Exhibit 10.2
10.36†	Perquisite Allowance Plan	Annual Report on Form 10-K (File No. 001-33160), filed February 22, 2024, Exhibit 10.34
10.37†	Spirit AeroSystems Holdings, Inc. Senior Management Severance Plan and Form of Separation and Release	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2024, Exhibit 10.8
10.38†	Form of Employee Retention Cash Bonus Agreement	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2024, Exhibit 10.9
10.39†	Second Amended and Restated Credit Agreement, dated as of July 12, 2018, among Spirit AeroSystems Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein	Current Report on Form 8-K (File No. 001-33160), filed July 13, 2018, Exhibit 10.1
10.40
First Amendment to the Second Amended and Restated Credit Agreement, dated as of February 24, 2020, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent
Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 10.1
10.41
Delayed Draw Term Loan Credit Agreement, dated as of February 24, 2020, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, Spirit AeroSystems North Carolina, Inc., as subsidiary guarantor, and the lenders party thereto, Bank of America, N.A., as administrative agent
Current Report on Form 8-K (File No. 001-33160), filed February 25, 2020, Exhibit 10.2
10.42
Second Amendment, dated as of March 30, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent
Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.8

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following Documents
10.43
Third Amendment, dated as of April 10, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent
Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.9
10.44
Fourth Amendment, dated as of April 13, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent
Current Report on Form 8-K (File No. 001-33160), filed April 17, 2020, Exhibit 10.1
10.45
Fifth Amendment, dated as of April 20, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent
Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.12
10.46
Sixth Amendment, dated as of July 31, 2020, to the Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, Spirit AeroSystems North Carolina, Inc., as a guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent
Current Report on Form 8-K (File No. 001-33160), filed August 3, 2020, Exhibit 10.1
10.47
Term Loan Credit Agreement, dated as of October 5, 2020, by and among Spirit AeroSystems, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent
Current Report on Form 8-K (File No. 001-33160), filed October 5, 2020, Exhibit 10.1
10.48
First Refinancing, Incremental Assumption and Amendment Agreement, dated as of November 15, 2021, among Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc. and Spirit AeroSystems North Carolina, Inc., each as a guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent
Current Report on Form 8-K (File No. 001-33160), filed November 15, 2021, Exhibit 10.1
10.49
Second Refinancing Amendment to Term Loan Credit Agreement, dated as of November 23, 2022, among Spirit AeroSystems, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent
Current Report on Form 8-K (File No. 001-33160), filed November 23, 2022, Exhibit 10.1
10.50
Third Amendment, dated February 14, 2025, to Term Loan Credit Agreement, dated October 5, 2020, among Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., Spirit AeroSystems North Carolina, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent
Current Report on Form 8-K (File No. 001-33160), filed February 14, 2025, Exhibit 10.2
10.51††	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.52††	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.53††	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.54††	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following Documents
10.55††	Special Business Provisions (Sustaining), as amended through February 6, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.17
10.56††	Amendment 9 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 4, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.1
10.57††	Amendment 10 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 26, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.2
10.58††	Amendment 2, dated March 4, 2011, to General Terms Agreement BCA-65530-0016, dated June 17, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.2
10.59††	Amendment 3, dated January 30, 2014, to General Terms Agreement BCA-65530-0016, dated June 17, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 15, 2022, Exhibit 10.52
10.60	Amendment 4, dated January 18, 2021, to General Terms Agreement BCA-65530-0016, dated June 17, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.11
10.61	Amendment 5, dated January 30, 2022, to General Terms Agreement BCA-65530-0016, dated June 17, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 4, 2022, Exhibit 10.1
10.62††	Amendment 6, dated July 10, 2023, to General Terms Agreement BCA-65530-0016, dated June 17, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 1, 2023, Exhibit 10.2
10.63	Amendment 7, dated December 21, 2023, to General Terms Agreement BCA-65530-0016, dated June 17, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 22, 2024, Exhibit 10.58
10.64	Amendment 8, dated December 19, 2024, to General Terms Agreement BCA-65530-0016, dated June 17, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	*
10.65††	Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of March 9, 2012, amending Special Business Provisions (Sustaining)	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.4
10.66††	Memorandum of Agreement (737 MAX Non-Recurring Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 7, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.2
10.67††	Memorandum of Agreement (Pricing Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 8, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.3
10.68††	Amendment 11 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of March 10, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2015, Exhibit 10.1
10.69††	Amendment 12 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 9, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.1
10.70††	Amendment 13 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 4, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.57
10.71††	Amendment 14 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 21, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.2

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following Documents
10.72††	Amendment 17 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 23, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.58
10.73††	Amendment 20 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.59
10.74††	Amendment 21 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of May 9, 2016	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.4
10.75††	Amendment 22 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.53
10.76††	Amendment 23 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 16, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.54
10.77††	Amendment 24 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 20, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.55
10.78††	Amendment 25 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 16, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.7
10.79††	Amendment 26 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 23, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.8
10.80††	Amendment 27 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 31, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.9
10.81††	Amendment 28 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 22, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.1
10.82††	Amendment 29 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 20, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.2
10.83††	Amendment 30 to Special Business Provisions (SBP) MS-65530-0016, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.2
10.84††	Amendment 31 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 18, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.59
10.85††	Amendment 32 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 15, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.60
10.86††	Amendment 33 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 30, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.61
10.87††	Amendment 34 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of February 23, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 3, 2018, Exhibit 10.1
10.88††	Amendment 35 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of April 18, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.4
10.89††	Amendment 36 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 20, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.5
10.90††	Amendment 37 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2018, Exhibit 10.1

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following Documents
10.91††	Collective Resolution Memorandum of Understanding between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 1, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.3
10.92††	Amendment 38 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.67
10.93††	Amendment 39 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.68
10.94††	Collective Resolution 2.0 Memorandum of Agreement between the Boeing Company and Spirit AeroSystems, Inc., dated as of December 21, 2018	Annual Report on Form 10-K (File No. 001-33160), filed February 2, 2019, Exhibit 10.69
10.95††	Amendment 40 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of January 30, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.5
10.96††	Amendment 41 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 29, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.6
10.97††	Memorandum of Agreement between the Boeing Company and Spirit AeroSystems, Inc., 737 Production Rate Adjustments, dated as of April 12, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.1
10.98††	Amendment 43 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 22, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.2
10.99††	Amendment 44 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 19, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.1
10.100††	Amendment 45 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.69
10.101††	Amendment 46 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.70
10.102††	Amendment 47 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 5, 2020	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.7
10.103††	Amendment 48 to Special Business Provisions (SBP) MS-65530-0016 between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.8
10.104††	Amendment 49 to Special Business Provisions (SBP) MS-65530-0016 between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 4, 2022, Exhibit 10.4
10.105††	Amendment 50 to Special Business Provisions (SBP) MS-65530-0016 between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2022, Exhibit 10.2
10.106††	Amendment 51 to Special Business Provisions (SBP) BCA-MS-65530-0016, dated January 4, 2023, by and between Spirit AeroSystems, Inc. and The Boeing Company	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 3, 2023, Exhibit 10.1
10.107††	Amendment 52, dated December 21, 2023, to Special Business Provisions MS-65530-0016, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 22, 2024, Exhibit 10.101
10.108††	Amendment 53 to Special Business Provisions (SBP) MS-65530-0016, dated March 1, 2024, by and between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 7, 2024, Exhibit 10.3
10.109††	Amendment 54, dated as of July 1, 2024, to Special Business Provisions (SBP) MS-65530-0016 between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2024, Exhibit 10.5

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following Documents
10.110††	Amendment 55, dated October 1, 2024, to Special Business Provisions (SBP) MS-65530-0016, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	*
10.111††	Amendment 56, dated December 17, 2024, to Special Business Provisions (SBP) MS-65530-0016, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	*
10.112††	Amendment 57, dated December 19, 2024, to Special Business Provisions (SBP) MS-65530-0016, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	*
10.113††	Memorandum of Agreement, dated February 6, 2020, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2020, Exhibit 10.13
10.114††	737 Production Rate Adjustment and Other Settlements Memorandum of Agreement, dated May 5, 2020, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.6
10.115††	737 Production Rate Advance Memorandum of Agreement, dated April 28, 2023, between The Boeing Company and Spirit AeroSystems, Inc.	*
10.116	Amendment 1, dated December 21, 2023, to 737 Production Rate Advance Memorandum of Agreement, dated April 28, 2023, between The Boeing Company and Spirit AeroSystems, Inc.	*
10.117	Amendment 2, dated as of January 20, 2025, to 737 Production Rate Advance Memorandum of Agreement, dated April 28, 2023, between The Boeing Company and Spirit AeroSystems, Inc.	*
10.118††	737 Production Rate Advance Memorandum of Agreement MOA-65C00-9900, dated April 18, 2024, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 7, 2024, Exhibit 10.2
10.119††	Amendment 1, dated June 20, 2024, to 737 Production Rate Advance Memorandum of Agreement MOA-65C00-9900, dated April 18, 2024, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2024, Exhibit 10.4
10.120††	Amendment 2, dated as of January 20, 2025, to 737 Production Rate Advance Memorandum of Agreement MOA-65C00-9900, dated April 18, 2024, between The Boeing Company and Spirit AeroSystems, Inc.	*
10.121††
B787 General Terms Agreement BCA-65520-0032 between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the General Terms Agreement, dated June 16, 2005, Amendment 1 thereto, dated June 19, 2009, and Amendment 2 thereto, dated May 12, 2011
Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.3
10.122	Amendment 3, dated January 19, 2021, to General Terms Agreement BCA-65520-0032, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.10
10.123	Amendment 4, dated December 21, 2023, to General Terms Agreement BCA-65520-0032, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 22, 2024, Exhibit 10.106
10.124	Amendment 5, dated December 19, 2024, to General Terms Agreement BCA-65520-0032, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	*

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following Documents
10.125††	B787 Special Business Provisions BCA-MS-65530-0019, dated August 20, 2012, between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the Special Business Provisions, dated June 16, 2005, and Amendments 1 through 19 thereto	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.4
10.126††	Amendment 20 to B787 Special Business Provisions BCA-MS-65530-0019, dated June 5, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.5
10.127††	Amendment 21 to B787 Special Business Provisions BCA-MS-65530-0019, dated July 1, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.6
10.128††	Amendment 22 Revision 1 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 4, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.7
10.129††	Amendment 23 to B787 Special Business Provisions BCA-MS-65530-0019, dated August 3, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.8
10.130††	Amendment 24 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 16, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.9
10.131††	Amendment 25 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.10
10.132††	Amendment 26 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated December 14, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.71
10.133††	Amendment 27 to B787 Special Business Provisions BCA-MS-65530-0019, between The Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2018, Exhibit 10.2
10.134††	Amendment 28 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 30, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2019, Exhibit 10.4
10.135††	Amendment 29 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 14, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2019, Exhibit 10.3
10.136††	Amendment 30 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 12, 2019	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2019, Exhibit 10.2
10.137††	Amendment 31 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 3, 2019	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.84
10.138††	Amendment 32 to B787 Special Business Provisions BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of April 15, 2020	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2020, Exhibit 10.8
10.139††	Amendment 33 to Special Business Provisions BCA-MS-65530-0019 between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 10.9
10.140††	Amendment No. 34 to Special Business Provisions BCA-MS-65530-0019, dated June 30, 2021, by and between Spirit AeroSystems, Inc. and The Boeing Company	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2021, Exhibit 10.2

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following Documents
10.141††	Amendment No. 35 to Special Business Provisions BCA-MS-65530-0019, dated June 30, 2021, by and between Spirit AeroSystems, Inc. and The Boeing Company	Annual Report on Form 10-K (File No. 001-33160), filed February 15, 2022, Exhibit 10.113
10.142††	Amendment 36 to Special Business Provisions BCA-MS-65530-0019, dated February 9, 2022, by and between Spirit AeroSystems, Inc. and The Boeing Company	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 4, 2022, Exhibit 10.3
10.143††	Amendment 37, dated August 24, 2022, to Special Business Provisions BCA-MS-65530-0019, dated June 16, 2005, by and between Spirit AeroSystems, Inc. and The Boeing Company	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2022, Exhibit 10.1
10.144††	Amendment 38, dated July 10, 2023, to Special Business Provisions BCA-MS-65530-0019, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 1, 2023, Exhibit 10.1
10.145††	Amendment 39, dated December 21, 2023, to Special Business Provisions BCA-MS-65530-0019, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 22, 2024, Exhibit 10.127
10.146††	Amendment 40, dated December 19, 2024, to Special Business Provisions BCA-MS-65530-0019, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	*
10.147	737 Recalculated Pre-Payment Letter Agreement, dated February 5, 2021, by and between Spirit AeroSystems, Inc. and The Boeing Company	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2021, Exhibit 10.3
10.148††	Agreement for the Sale and Purchase of (1) the Entire Issued Share Capital of Short Brothers plc and Bombardier Aerospace North Africa SAS and (2) Certain Other Assets, dated October 31, 2019, by and between Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc., Bombardier Services Corporation, Spirit AeroSystems Global Holdings Limited, and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2020, Exhibit 10.94
10.149
Deed of Amendment, dated as of October 16, 2020, by and among Spirit AeroSystems, Inc. and Spirit AeroSystems Global Holdings Limited, and Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation
Current Report on Form 8-K (File No. 001-33160), filed October 30, 2020, Exhibit 10.2
10.150
Amendment, dated as of October 26, 2020, by and among Spirit AeroSystems, Inc., and Spirit AeroSystems Global Holdings Limited, and Bombardier Inc., Bombardier Aerospace UK Limited, Bombardier Finance Inc. and Bombardier Services Corporation
Current Report on Form 8-K (File No. 001-33160), filed October 26, 2020, Exhibit 10.1)
10.151†	Separation Agreement and General Release, dated as of January 26, 2023, by and among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and Kevin Matthies	Current Report on Form 8-K (File No. 001-33160), filed January 27, 2023, Exhibit 10.1)
10.152†	Amended and Restated Employee Stock Purchase Plan, effective October 21, 2022	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 3, 2023, Exhibit 10.2
10.153†	Amended and Restated 2014 Omnibus Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 2, 2023, Exhibit 10.1
10.154	Separation Agreement and General Release, dated November 30, 2023, by and between Samantha J. Marnick and Spirit AeroSystems, Inc.	Current Report on Form 8-K (File No. 001-33160), filed December 1, 2023, Exhibit 10.1
10.155†	Spirit AeroSystems Holdings, Inc. amended and restated 2014 omnibus incentive plan form of time-based restricted stock unit award agreement	Annual Report on Form 10-K (File No. 001-33160), filed February 22, 2024, Exhibit 10.136

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following Documents
10.156†	Spirit AeroSystems Holdings, Inc. amended and restated 2014 omnibus incentive plan form of performance-based restricted stock unit award agreement	Annual Report on Form 10-K (File No. 001-33160), filed February 22, 2024, Exhibit 10.137
10.157	Amended and Restated Spirit AeroSystems Employee Stock Purchase Plan, effective as of February 26, 2024	Current Report on Form 8-K (File No. 001-33160), filed April 29, 2024, Exhibit 10.1
10.158
Delayed-Draw Bridge Credit Agreement, dated as of June 30, 2024, among Spirit AeroSystems, Inc., as borrower, the lenders party thereto from time to time, and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent
Current Report on Form 8-K (File No. 001-33160), filed July 1, 2024, Exhibit 10.1
10.159
First Amendment, dated as of February 14, 2025, to Delayed-Draw Bridge Credit Agreement, dated as of June 30, 2024, among Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., Spirit AeroSystems North Carolina, Inc., and Morgan Stanley Senior Funding, Inc., as lender and as administrative agent
Current Report on Form 8-K (File No. 001-33160), filed February 14, 2025, Exhibit 10.1
10.160†	Form of Section 280G Acceleration and Clawback Acknowledgement	Current Report on Form 8-K (File No. 001-33160), filed October 17, 2024, Exhibit 10.1
10.161	Advance Payments Agreement, dated as of November 8, 2024, by and among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., and The Boeing Company	*
10.162††	Second Amended and Restated Memorandum of Agreement, entered into November 12, 2024, and effective November 8, 2024, between Spirit AeroSystems, Inc. and Airbus S.A.S.	*
10.163††
Amendment 1, dated January 17, 2025, to Second Amended and Restated Memorandum of Agreement, entered into November 12, 2024, and effective November 8, 2024, between Spirit AeroSystems, Inc. and Airbus S.A.S.
*
19.1††	Insider Trading Policy of Spirit AeroSystems Holdings, Inc.	*
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
22.1	Guarantors and Issuers of Guaranteed Securities	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2021, Exhibit 22.1
23.1	Consent of Ernst & Young LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
97	Spirit AeroSystems Holdings, Inc. Mandatory Recoupment Policy.	*
101.INS@	XBRL Instance Document	*
101.SCH@	XBRL Taxonomy Extension Schema Document	*
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB@	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document	*

_______________________________________
†    Indicates management contract or compensation plan or arrangement
††    Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission

*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on February 28, 2025.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Irene M. Esteves
Irene M. Esteves Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick M. Shanahan	President and Chief Executive	February 28, 2025
Patrick M. Shanahan	Officer (Principal Executive Officer)

/s/ Irene M. Esteves	Executive Vice President and Chief Financial	February 28, 2025
Irene M. Esteves	Officer (Principal Financial Officer)

/s/ Damon C. Ward	Vice President, Corporate Controller	February 28, 2025
Damon C. Ward	(Principal Accounting Officer)

/s/ Robert D. Johnson	Director, Chairman of the Board	February 28, 2025
Robert D. Johnson

/s/ Stephen A. Cambone	Director	February 28, 2025
Stephen A. Cambone

/s/ Jane P. Chappell	Director	February 28, 2025
Jane P. Chappell

/s/ William A. Fitzgerald	Director	February 28, 2025
William A. Fitzgerald

/s/ Paul E. Fulchino	Director	February 28, 2025
Paul E. Fulchino

/s/ James R. Ray	Director	February 28, 2025
James R. Ray

/s/ Ronald T. Kadish	Director	February 28, 2025
Ronald T. Kadish

/s/ John L. Plueger	Director	February 28, 2025
John L. Plueger

/s/ Laura H. Wright	Director	February 28, 2025
Laura H. Wright