Form 10-Q
period 2025-04-03
Spirit AeroSystems Holdings, Inc.
filed 2025-05-01
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 18, 2025, the registrant had 117,318,941 shares of Class A Common Stock, par value $0.01 per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	April 3, 2025	March 28, 2024
	($ in millions, except per share data)
Net revenues	$1,521.8	$1,702.8
Operating costs and expenses
Cost of sales	1,982.9	2,138.3
Selling, general and administrative	91.8	81.5
Research and development	14.5	10.6
(Gain) on dispositions of businesses	(80.4)	—
Total operating costs and expenses	2,008.8	2,230.4
Operating loss	(487.0)	(527.6)
Interest expense and financing fee amortization	(99.5)	(80.2)
Other (expense) income, net	(19.9)	2.3
Loss before income taxes and equity in net loss of affiliates	(606.4)	(605.5)
Income tax provision	(6.0)	(11.0)
Loss before equity in net loss of affiliates	(612.4)	(616.5)
Equity in net loss of affiliates	(0.3)	(0.1)
Net loss	(612.7)	(616.6)
Less noncontrolling interest in earnings of subsidiary	(0.2)	(0.1)
Net loss attributable to common shareholders	$(612.9)	$(616.7)
Loss per share
Basic	$(5.21)	$(5.31)
Diluted	$(5.21)	$(5.31)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended
	April 3, 2025	March 28, 2024
	($ in millions)
Net loss	$(612.7)	$(616.6)
Changes in other comprehensive loss, net of tax:
Settlement of swap, net of tax effect of zero for each of the three and nine months ended, respectively
Pension, SERP, and retiree medical adjustments, net of tax effect of $0.1 and $0.6 for the three months ended, respectively.	0.2	0.3
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax effect of ($0.8) and $0.1 for the three months ended, respectively.	1.7	(0.4)
Unrealized gain (loss) on cash flow hedges, net of tax effect of $0.2 and $0.7 for the three months ended, respectively.	—	(1.0)
Reclassification of (gain) loss on cash flow hedges to earnings, net of tax effect of $0.0 and $0.0 for the three months ended, respectively.	(0.7)	(1.2)
Foreign currency translation adjustments	26.8	(5.3)
Total other comprehensive gain (loss), net of tax	28.0	(7.6)
Less comprehensive loss attributable to noncontrolling interest	(0.2)	(0.1)
Total comprehensive loss	$(584.9)	$(624.3)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	April 3, 2025	December 31, 2024
	($ in millions)
Assets
Cash and cash equivalents	$220.2	$537.0
Accounts receivable, net	527.6	395.3
Contract assets, short-term	646.1	777.9
Inventory, net	2,019.8	1,891.7
Assets of business held for sale	—	100.6
Other current assets	90.6	58.0
Total current assets	3,504.3	3,760.5
Property, plant and equipment, net	1,930.9	1,947.9
Right of use assets	82.6	79.0
Contract assets, long-term	7.8	—
Pension assets	52.5	49.4
Restricted plan assets	21.1	41.2
Deferred income taxes	0.2	0.1
Goodwill	630.2	630.0
Intangible assets, net	146.4	149.5
Other assets	101.5	105.2
Total assets	$6,477.5	$6,762.8
Liabilities
Accounts payable	$1,083.1	$1,041.1
Accrued expenses	505.5	453.3
Profit sharing	25.2	59.0
Current portion of long-term debt	400.6	424.5
Operating lease liabilities, short-term	10.1	10.0
Advance payments, short-term	159.9	158.1
Contract liabilities, short-term	230.2	270.3
Forward loss provision, short-term	585.3	471.5
Deferred revenue and other deferred credits, short-term	99.3	75.4
Customer financing, short-term	112.0	532.0
Liabilities of business held for sale	—	18.8
Other current liabilities	181.4	53.4
Total current liabilities	3,392.6	3,567.4
Long-term debt	3,962.0	3,969.7
Operating lease liabilities, long-term	74.7	69.8
Advance payments, long-term	177.2	181.0
Pension/OPEB obligation	24.0	24.9
Contract liabilities, long-term	173.0	177.4
Forward loss provision, long-term	834.9	799.8
Deferred revenue and other deferred credits, long-term	15.6	46.7
Deferred grant income liability - non-current	23.9	25.1
Deferred income taxes	10.5	7.8
Customer financing, long-term	831.2	372.0
Other non-current liabilities	151.3	137.2
Stockholders’ Equity (Deficit)
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 117,318,648 and 117,266,121 shares issued and outstanding, respectively	1.2	1.2
Additional paid-in capital	1,464.9	1,457.6
Accumulated other comprehensive loss	(72.1)	(100.1)
Retained earnings (deficit)	(2,136.4)	(1,523.5)
Treasury stock, at cost (41,587,480 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders’ equity (deficit)	(3,199.1)	(2,621.5)
Noncontrolling interest	5.7	5.5
Total equity (deficit)	(3,193.4)	(2,616.0)
Total liabilities and equity	$6,477.5	$6,762.8

 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest

	Shares	Amount						Total
	($ in millions, except share data)
Balance — December 31, 2024	117,266,121	$1.2	$1,457.6	$(2,456.7)	$(100.1)	$(1,523.5)	$5.5	$(2,616.0)
Net loss	—	—	—	—	—	(612.9)	—	(612.9)
Employee equity awards	86,401	—	8.3	—	—	—	—	8.3
Net shares settled	(33,883)	—	(1.0)	—	—	—	—	(1.0)
ESPP shares issued	9	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	0.2	0.2
Other comprehensive gain	—	—	—	—	28.0	—	—	28.0
Balance — April 3, 2025	117,318,648	$1.2	$1,464.9	$(2,456.7)	$(72.1)	$(2,136.4)	$5.7	$(3,193.4)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest

	Shares	Amount						Total
	($ in millions, except share data)
Balance — December 31, 2023	116,054,291	$1.2	$1,429.1	$(2,456.7)	$(89.6)	$616.3	$3.8	$(495.9)
Net loss	—	—	—	—	—	(616.7)	—	(616.7)
Stock-based compensation - ESPP	—	—	0.7	—	—	—	—	0.7
Employee equity awards	375,822	—	10.1	—	—	—	—	10.1
Net shares settled	(153,407)	—	(4.5)	—	—	—	—	(4.5)
Other	—	—	—	—	—	—	0.1	0.1
Other comprehensive gain	—	—	—	—	(7.6)	—	—	(7.6)
Balance — March 28, 2024	116,276,706	$1.2	$1,435.4	$(2,456.7)	$(97.2)	$(0.4)	$3.9	$(1,113.8)

(a)    Cash dividends declared per common share were $0.00 and $0.00 for the three months ended April 3, 2025 and March 28, 2024, respectively.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	April 3, 2025	March 28, 2024
Operating activities	($ in millions)
Net loss	$(612.7)	$(616.6)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	68.8	77.9
Amortization of deferred financing fees	5.0	1.7
Accretion of customer supply agreement	0.7	0.8
Employee stock compensation expense	8.3	10.8
Gain from derivative instruments	(0.9)	(1.2)
Loss (gain) from foreign currency transactions	25.3	(5.9)
Loss on disposition of assets	0.1	0.7
Deferred taxes	1.9	9.0
Pension and other post-retirement plans income	(1.1)	(2.8)
Grant liability amortization	(0.3)	(0.3)
Equity in net loss of affiliates	0.3	0.1
Forward loss provision	143.1	378.1
Asset impairment charges	5.4	—
Gain on settlement of financial instrument	(0.3)	(0.5)
Gain on dispositions of businesses	(80.4)	—
Changes in assets and liabilities
Accounts receivable, net	(136.8)	7.4
Inventory, net	(113.9)	(34.8)
Contract assets	125.6	(309.8)
Accounts payable and accrued liabilities	116.7	99.7
Profit sharing/deferred compensation	(34.1)	6.7
Advance payments	(2.0)	12.2
Income taxes receivable/payable	2.8	2.7
Contract liabilities	(45.6)	(48.0)
Pension plans employer contributions	(0.8)	(0.7)
Deferred revenue and other deferred credits	(8.9)	(0.5)
Warranty liabilities	114.4	(0.2)
Other	(0.1)	(2.1)
Net cash used in operating activities	(419.5)	(415.6)
Investing activities
Purchase of property, plant, and equipment	(54.7)	(28.7)
Proceeds from dispositions of businesses	162.6	—
Net cash provided by (used in) investing activities	107.9	(28.7)
Financing activities
Receipts from customer financing	39.2	—
Payments on bonds	(20.8)	—
Principal payments of debt	(14.7)	(16.5)
Payments on term loans	(1.5)	—
Taxes paid related to net share settlement awards	(1.0)	(4.5)
Debt issuance and financing costs	(2.3)	(0.5)
Net cash used in financing activities	(1.1)	(21.5)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.3)
Net decrease in cash, cash equivalents, and restricted cash for the period	(313.2)	(466.1)
Cash, cash equivalents, and restricted cash, beginning of period	566.5	845.9
Cash, cash equivalents, and restricted cash, end of period	$253.3	$379.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Three Months Ended
	April 3, 2025	March 28, 2024
Cash and cash equivalents, beginning of the period	$537.0	$823.5
Restricted cash, short-term, beginning of the period	—	0.1
Restricted cash, long-term, beginning of the period	29.5	22.3
Cash, cash equivalents, and restricted cash, beginning of the period	$566.5	$845.9

Cash and cash equivalents, end of the period	$220.2	$352.0
Restricted cash, short-term, end of the period	—	0.1
Restricted cash, long-term, end of the period	33.1	27.7
Cash, cash equivalents, and restricted cash, end of the period	$253.3	$379.8

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the three months ended April 3, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025 (the “2024 Form 10-K”).

The Company’s significant accounting policies are described in Note 4 Summary of Significant Accounting Policies to our consolidated financial statements in the 2024 Form 10-K.

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

The Merger Agreement includes customary representations, warranties and covenants of Holdings, Boeing and Merger Sub, including covenants restricting Holdings from soliciting alternative acquisition proposals, governing the conduct of the Company’s business during the period between the date of the Merger Agreement and completion of the Merger and relating to the parties’ efforts to consummate the Merger as promptly as reasonably practicable. The Merger Agreement includes provisions to facilitate the disposition by the Company to Airbus SE and its affiliates (“Airbus”) of the Spirit Airbus Business, as contemplated by the stock and asset purchase agreement between Spirit and Airbus SE described below under the sub-heading Stock and Asset Purchase Agreement with Airbus, and includes provisions, which are consistent with provisions in such stock and asset purchase agreement, to facilitate the potential sale, subject to certain Boeing consent rights, by the Company to other third parties of specified assets and businesses.

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

Subject to satisfaction of the closing conditions in the Merger Agreement, the closing of the Merger is expected to occur in the third quarter of 2025.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Other than transaction expenses associated with the Merger of $21.6 for the three months ended April 3, 2025, recorded within Selling, general and administrative expense in our Condensed Consolidated Statements of Operations, the Merger Agreement did not affect the Company’s consolidated financial statements for the three months ended April 3, 2025 and March 28, 2024, respectively.

Stock and Asset Purchase Agreement with Airbus

On April 27, 2025, Spirit and Airbus SE entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) providing for, among other things, the acquisition by Airbus SE of the Spirit Airbus Business, except, in the case of specified parts of the Spirit Airbus Business, to the extent such parts of the Spirit Airbus Business are acquired by one or more third parties other than Airbus.

Under the terms of the Purchase Agreement, Airbus SE would acquire from Spirit and its subsidiaries the Spirit Airbus Business, excluding any portions thereof to be acquired by third parties, and cash in the amount of $439.0, for nominal consideration of one U.S. dollar, subject to working capital and other purchase price adjustments and specified additional downward adjustments in the event (i) certain assets primarily related to the A220 mid-fuselage production in Belfast, Northern Ireland are to be acquired by a third party instead of Airbus SE and/or (ii) certain assets primarily related to the Airbus SE work packages operated in Spirit's facilities in Subang, Malaysia are to be acquired by Airbus SE rather than by other third parties. Under the terms of the Purchase Agreement, the assets to be acquired by Airbus SE include the assets primarily related to A220 pylon production in Wichita, Kansas, and the assets primarily related to the Airbus SE work packages operated in the following facilities of Spirit: St. Nazaire, France; Kinston, North Carolina; Casablanca, Morocco; and the A220 wing manufacturing and assembly facility located in Belfast, Northern Ireland. Additionally, under the terms of the Purchase Agreement, Airbus SE would also acquire the assets primarily related to the A220 mid-fuselage production in Belfast, Northern Ireland, and the assets primarily related to the Airbus SE work packages operated in Spirit’s facilities in Prestwick, Scotland, and Subang, Malaysia, in each case, to the extent such assets and facilities are not acquired by one or more third parties.

On April 27, 2025, Spirit provided notice to Airbus SE under the Purchase Agreement indicating it was abandoning the sale process of the assets primarily related to the Airbus SE work packages operated in Spirit’s facilities in Prestwick, Scotland, and, accordingly, under the Purchase Agreement, such assets will be included in the assets to be acquired by Airbus SE at the Airbus Closing (as defined below), subject to the terms and conditions of the Purchase Agreement.

The Purchase Agreement provides for, among other things, the payment in full by Spirit to Airbus SE of any loans, advance payments, similar arrangements and undisputed liquidated damages owing from Spirit to Airbus SE as of the closing of the transactions contemplated by the Purchase Agreement (the “Airbus Transactions,” and such closing, the “Airbus Closing”), with any disputed liquidated damages to be resolved and paid in accordance with a mutually agreed dispute resolution process; transitional arrangements with respect to specified real estate; obtaining third-party consents; segregation of Spirit’s business conducted primarily for the benefit of Airbus SE from the remainder of Spirit’s business and treatment of vendor and supply contracts, employees, intellectual property, pensions and unfunded employee liabilities in connection with the separation of those portions of Spirit’s business; mutual indemnification and releases; customary representations, warranties and covenants; and transitional and other arrangements to be entered into by the parties at the Airbus Closing.

Under the terms of the Purchase Agreement, the Airbus Closing is conditioned upon, among other things, the receipt of applicable governmental and regulatory consents, approvals and clearances; the absence of any order, legal prohibition or injunction preventing the consummation of the Airbus Transactions; compliance by the parties with their pre-closing covenants in all material respects; the closing under the Merger Agreement having occurred (or Spirit and Boeing having delivered a joint written notice to Airbus SE that they are ready, willing and able and intend to consummate the closing under the Merger Agreement within three business days following delivery of such notice, subject to the consummation of the Airbus Closing); there being no material adverse change after the date of the Purchase Agreement and before the Airbus Closing in the business operations to be acquired by Airbus SE at the Airbus Closing; and Spirit’s implementation in all material respects of technical measures and policies to segregate the Spirit Airbus Business (including confidential data of Airbus SE) from the remainder of Spirit’s businesses.

Under the terms of the Purchase Agreement, the term sheet entered into on June 30, 2024, between Spirit and Airbus SE (the “Airbus Term Sheet”), providing for the parties to negotiate in good faith definitive agreements for the acquisition by Airbus SE or its affiliates of the Spirit Airbus Business on the terms set forth in the Airbus Term Sheet, was terminated effective April 27, 2025.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Disposition of Fiber Materials, Inc.

On November 17, 2024, the Company entered into a definitive agreement to sell Fiber Materials, Inc. (“FMI”), a fully owned subsidiary of Spirit AeroSystems, Inc., for $165.0, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. The transaction closed on January 13, 2025. For additional information, see Note 25 Dispositions.

Liquidity

These condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (GAAP) on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. The Company has incurred net losses of $612.9, $2,139.8, $616.2, and $545.7, for the three months ended April 3, 2025, and the years ended December 31, 2024, 2023, and 2022, respectively, and cash used in operating activities of $419.5, $1,120.9, $225.8, and $394.6, respectively for the same periods. As of April 3, 2025, our debt balance was $4,362.6, including $400.6 of debt classified as short-term. The Company’s cash and cash equivalents were $220.2 and $537.0 as of April 3, 2025, and December 31, 2024, respectively. The Company will require additional liquidity to continue its operations over the next 12 months.

Further, certain changes made to the production and delivery process implemented by Boeing have had an immediate impact to the Company’s results of operations and cash flows. On March 2, 2024, Boeing announced they would no longer accept deliveries of product that required out of sequence assembly or incremental quality re-work. As a result, the Company has experienced higher levels of inventory and contract assets and lower operational cash flows due to the inability to physically ship and invoice end items to Boeing in a timeframe aligned with production activities. Although the Company’s physical delivery rates have steadily increased since late 2024 such that the Company is increasingly able to reduce contract assets, the Company is still mitigating the lingering effects of such a significant change in production and delivery processes. Boeing’s ability to increase production rates is governed by the Federal Aviation Administration (the “FAA”), and the Company cannot predict when or whether forecasted production rates will be achieved.

On April 18, 2024, the Company entered into a Memorandum of Agreement (“MOA”) with Boeing, under which Boeing advanced $425.0 to the Company to support the Company’s liquidity. The MOA was amended on June 20, 2024, to increase the advance by an additional $40.0 and to revise certain repayment amounts and extend near-term repayment dates. As of the date of this filing, we have repaid $40.0 of the MOA advances. The MOA was amended again on January 22, 2025 to, among other things, reschedule the repayment dates to occur from April 2026 to September 2026. Additionally, the amendment added a provision whereby in the event the Merger Agreement is terminated, any advances then outstanding under the MOA would become due and payable on April 1, 2026.

The Company’s ability to align costs, including both internal and supply chain related spending, to react to unexpected changes in customer-determined production rates has had and will likely continue to have a material impact on the Company’s results of operations and cash flows. Our liquidity has been impacted by higher levels of inventory and contract assets, lower operational cash flows due to a decrease in expected deliveries to Boeing, higher factory costs to maintain rate readiness (attributed to product quality verification process enhancements, including moving such processes from Renton, Washington, to Wichita, Kansas), Boeing no longer allowing for traveled work on the B737 fuselage to its factories, the strike by Boeing employees in 2024, and limitations on Boeing increasing production rates.

Additionally, the Company was in negotiations with Airbus related to pricing adjustments on the A220 and A350 programs during 2023 and continuing into 2024 with a goal of completing those negotiations in early 2024. As a result of the announcement on March 1, 2024, that the Company was engaged in discussions with Boeing about a possible acquisition of the Company by Boeing, followed by the signing of the Merger Agreement and the Airbus Term Sheet on June 30, 2024, there was a shift in the strategic discussions with Airbus relevant to pricing adjustments on the A220 and A350 programs, most recently with a focus toward customer advances and other accommodations.

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

As of May 1, 2025, Management has developed a plan designed to improve liquidity in response to the developments highlighted above. These plans are dependent upon many factors, including, among other things, the outcomes of discussions related to the timing or amounts of repayment for certain customer advances, the timing and expected proceeds received from certain divestitures, the expected timing and outcome of the transactions contemplated by the Merger Agreement and the Purchase Agreement, and achieving anticipated B737 deliveries. Management is also evaluating additional strategies intended to improve liquidity to support operations, including, but not limited to, additional customer advances and restructuring of operations in an effort to increase efficiency and decrease expenses, which may include layoffs or additional furloughs. However, there can be no assurance that these plans or strategies will sufficiently improve our liquidity needs or that we will otherwise realize the anticipated benefits. Accordingly, substantial doubt about the Company’s ability to continue as a going concern exists.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

2. Adoption of New Accounting Standards

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

In March 2024, the FASB issued ASU No. 2024-01 Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards which clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or if it is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 is effective January 1, 2025, including interim periods. The adoption of this guidance did not have a significant impact on our financial statements, and the Company does not expect this guidance to have a material impact prospectively.

3.  New Accounting Pronouncements

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

Changes in estimates could materially adversely affect the Company’s future financial performance. While certain increases in raw material costs can generally be passed on to the Company’s customers, in most instances the Company must fully absorb cost overruns. Some of the factors that may cause the costs incurred in fulfilling contracts to vary substantially from current estimates are technical problems, production rate changes, production stoppages, materials shortages, supplier difficulties, realization targets, existence of and execution to recovery plans caused by these factors, and multiple other events, including those identified in Item 1A. “Risk Factors” of the 2024 Form 10-K. The risk particularly applies to products such as the B787, A220, and A350, which are in forward loss positions.

During the first quarter ended April 3, 2025, the Company recognized unfavorable changes in estimates of $301.1, which included net forward loss charges of $293.4, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2025 of $7.7. The forward losses in the first quarter were primarily driven by schedule changes, current production performance, and supply chain cost growth on the A350 and A220 programs, schedule changes, production cost and supply chain cost growth on the B787 program, increased costs related to factory performance on the B767 program, and supply chain cost estimates on the KC-135 program. The unfavorable cumulative catch-up adjustments primarily relate to increased production costs and schedule changes implemented by Boeing on the B737 program and schedule changes and increased production costs on the B777 program.

During the first quarter ended March 28, 2024, the Company recognized unfavorable changes in estimates of $534.6, which included net forward loss charges of $495.4, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2024 of $39.2. The forward losses in the quarter ended March 28, 2024 were primarily driven by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, foreign currency impacts, and supply chain cost growth on the A350 and A220 programs, additional labor and supply chain cost growth on the B787 program, and increased costs related to factory performance on the B767 program. The forward losses on the Airbus A350 and A220 programs include net incremental losses for anticipated performance obligations beyond 2026 of $168.3 related to the incremental firm orders Airbus secured. The unfavorable cumulative catch-up adjustments primarily relate to increased production costs associated with changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process delayed delivery acceptances and caused a build up of undelivered units in Wichita, KS.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Changes in estimates are summarized below:

	For the Three Months Ended
Changes in Estimates	April 3, 2025	March 28, 2024
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Commercial	$(16.5)	$(38.9)
Defense & Space	8.8	(0.3)
Aftermarket	—	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(7.7)	$(39.2)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Commercial	$(243.1)	$(493.8)
Defense & Space	(50.3)	(1.6)
Aftermarket	—	—
Total Changes in Estimates (Forward Loss) on Loss Programs	$(293.4)	$(495.4)

Total Change in Estimate	$(301.1)	$(534.6)
EPS Impact (diluted per share based upon applicable forecasted effective tax rate)	$(2.59)	$(4.68)

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

Accounts receivable, net consists of the following:

	April 3, 2025	December 31, 2024
Trade receivables	$498.4	$371.9
Other	39.4	33.2
Less: allowance for credit losses	(10.2)	(9.8)
Accounts receivable, net	$527.6	$395.3

The Company has agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus Group SE and its affiliates (collectively, “Airbus”), and Rolls-Royce PLC and its affiliates (collectively, “Rolls-Royce”) to third-party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company’s ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s financial condition. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being derecognized from the Company’s Condensed Consolidated Balance Sheets. For the three months ended April 3, 2025, $373.8 of accounts receivable were sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables was

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

$3.0 for the three months ended April 3, 2025 and is included in other income and expense. See Note 21 Other Income (Expense), Net.

Allowance for Credit Losses

During the three months ended April 3, 2025, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended April 3, 2025 or the period ended March 28, 2024. See also Note 5 Accounts Receivable and Allowance for Credit Losses.

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

	April 3, 2025	December 31, 2024	Change
Contract assets	$653.9	$777.9	$(124.0)
Contract liabilities	(403.2)	(447.7)	44.5
Net contract assets (liabilities)	$250.7	$330.2	$(79.5)

For the period ended April 3, 2025, the decrease in contract assets reflects the net impact of less over time revenue recognition in relation to billed revenues during the period as well as impacts related to the improvements Spirit has made to its production and quality processes leading to higher throughput of physical deliveries during the first quarter of 2025. These improvements came as a result of the impact of changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS; however, the Company has begun to reduce that buildup resulting in a reduction in contract assets from their peak in the third quarter of 2024. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $33.5 of revenue that was included in the contract liability balance at the beginning of the period.

	March 28, 2024	December 31, 2023	Change
Contract assets	$832.3	$522.9	$309.4
Contract liabilities	(305.8)	(353.9)	48.1
Net contract assets (liabilities)	$526.5	$169.0	$357.5

For the period ended March 28, 2024, the increase in contract assets reflects the net impact of more over time revenue recognition in relation to billed revenues during the period as well as the impact of changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $49.5 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following tables show disaggregated revenues for the periods ended April 3, 2025 and March 28, 2024:

	For the Three Months Ended
Revenue	April 3, 2025	March 28, 2024
Contracts with performance obligations satisfied over time	$1,098.0	$1,282.1
Contracts with performance obligations satisfied at a point in time	423.8	420.7
Total Revenue	$1,521.8	$1,702.8

The following table disaggregates revenue by major customer:

	For the Three Months Ended
Customer	April 3, 2025	March 28, 2024
Boeing	$871.8	$1,088.6
Airbus	352.5	317.1
Other	297.5	297.1
Total Revenue	$1,521.8	$1,702.8

The following table disaggregates revenue based upon the location where control of products is transferred to the customer:

	For the Three Months Ended
Location	April 3, 2025	March 28, 2024
United States	$1,144.3	$1,350.7
International
United Kingdom	161.7	157.3
Other	215.8	194.8
Total International	377.5	352.1
Total Revenue	$1,521.8	$1,702.8

Remaining Performance Obligations

Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2025	2026	2027	2028 and after
Unsatisfied performance obligations	$3,687.9	$7,821.5	$4,184.1	$764.3

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

	April 3, 2025	December 31, 2024
Raw materials	$477.3	$468.7
Work-in-process(1)	1,445.1	1,333.7
Finished goods	80.1	71.0
Product inventory	2,002.5	1,873.4
Capitalized pre-production	17.3	18.3
Total inventory, net	$2,019.8	$1,891.7

(1)Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized over time using an input method. For the periods ended April 3, 2025 and December 31, 2024, work-in-process inventory includes $519.7 and $491.8, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the periods.

Product inventory, summarized in the table above, is shown net of valuation reserves of $164.1 and $161.5 as of April 3, 2025 and December 31, 2024, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the three months ended April 3, 2025 includes period expense of $46.7 for excess capacity production costs related to temporary B737 MAX and A220 production schedule changes. Cost of sales for the three months ended March 28, 2024 includes period expense of $26.1 for excess capacity production costs related to temporary B737 MAX and A220 production schedule changes.

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	April 3, 2025	December 31, 2024
Land	$29.2	$28.8
Buildings (including improvements)	1,316.3	1,315.7
Machinery and equipment	2,529.2	2,513.3
Tooling	1,038.6	1,033.3
Capitalized software	342.3	341.5
Construction-in-progress	190.0	154.5
Total	5,445.6	5,387.1
Less: accumulated depreciation	(3,514.7)	(3,439.2)
Property, plant and equipment, net	$1,930.9	$1,947.9
Capitalized interest was $2.5 and $1.2 for the three months ended April 3, 2025 and March 28, 2024, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $46.6 and $44.1 for the three months ended April 3, 2025 and March 28, 2024, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software. Depreciation expense related to capitalized software was $1.8 and $4.4 for the three months ended April 3, 2025 and March 28, 2024, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the period ended April 3, 2025, there were no events which would require the Company to update its impairment analysis. During the three months ended April 3, 2025 and March 28, 2024, the Company recorded $5.4 and $0.0, respectively, of asset impairment charges.

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

The Company currently has operating and finance leases for items such as manufacturing facilities, corporate offices, manufacturing equipment, transportation equipment, and vehicles. The majority of the Company’s active leases have remaining lease terms that range between less than one year to 16 years, some of which include options to extend the leases for up to 30 years, and some of which include options to terminate the leases within one year.

Components of lease expense:

	For the Three Months Ended
	April 3, 2025	March 28, 2024
Operating lease cost	$3.8	$3.5
Finance lease cost:
Amortization of assets	7.4	9.6
Interest on lease liabilities	1.6	2.1
Total net lease cost	$12.8	$15.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	April 3, 2025	March 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.8	$3.7
Operating cash flows from finance leases	$1.6	$2.1
Financing cash flows from finance leases	$11.1	$13.3

ROU assets obtained in exchange for lease obligations:
Operating leases	$0.1	$0.2

Supplemental balance sheet information related to leases:

	April 3, 2025	December 31, 2024
Finance leases:
Property and equipment, gross	$333.9	$333.3
Accumulated amortization	(171.2)	(163.8)
Property and equipment, net	$162.7	$169.5

The weighted average remaining lease term as of April 3, 2025 for operating and finance leases was 39.8 years and 4.8 years, respectively. The weighted average discount rate as of April 3, 2025 for operating and finance leases was 6.6% and 6.6%, respectively. The weighted average remaining lease term as of December 31, 2024 for operating and finance leases was 35.1 years and 4.6 years, respectively. The weighted average discount rate as of December 31, 2024 for operating and finance leases was 5.8% and 6.6%, respectively. See Note 15 Debt for current and non-current finance lease obligations.

As of April 3, 2025, remaining maturities of lease liabilities were as follows:

	2025	2026	2027	2028	2029	2030 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$11.2	$12.8	$10.2	$9.2	$8.1	$195.1	$246.6	$(161.8)	$84.8
Financing Leases	$33.8	$30.6	$14.5	$7.1	$2.7	$19.6	$108.3	$(14.5)	$93.8

As of April 3, 2025, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $5.6 and $7.3, respectively, for manufacturing equipment, software, and facilities that are in various phases of construction or customization for the Company’s ultimate use, with lease terms between 3 and 5 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

11.  Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	April 3, 2025	December 31, 2024
Prepaid expenses	$55.8	$41.4
Income tax receivable	6.9	6.6
Bond collateral	8.0	—
Other assets - short-term	19.9	10.0
Total other current assets	$90.6	$58.0

Other assets are summarized as follows:

	April 3, 2025	December 31, 2024
Supply agreements (1)	$—	$0.7
Equity in net assets of affiliates	—	0.9
Restricted cash - collateral requirements	33.1	29.5
Rotables	43.3	43.0
Bond collateral	11.2	11.2
Other	13.9	19.9
Total other long-term assets	$101.5	$105.2

(1)    Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Goodwill is summarized as follows:

		Changes in Goodwill Balance
	Balance at				Balance at
Segment	December 31, 2024	Acquisitions	Adjustments/Other	Currency Exchange	April 3, 2025
Commercial	$296.5	$—	$—	$0.2	$296.7
Defense & Space	$12.1	$—	$—	$—	$12.1
Aftermarket	$321.4	$—	$—	$—	$321.4
	$630.0	$—	$—	$0.2	$630.2
The total goodwill value includes no accumulated impairment loss in any of the periods presented. The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended April 3, 2025, there were no events or circumstances which would require the Company to update its goodwill impairment analysis.

Intangible assets are summarized as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	April 3, 2025	December 31, 2024
Intangible assets
Favorable leasehold interests	$2.8	$2.8
Developed technology asset	62.0	62.0
Customer relationships intangible asset	137.2	137.2
Total intangible assets	202.0	202.0
Less: Accumulated amortization - favorable leasehold interest	(2.3)	(2.2)
Accumulated amortization - developed technology asset	(18.3)	(17.2)
Accumulated amortization - customer relationship	(35.0)	(33.1)
Intangible assets, net	$146.4	$149.5
Amortization expense was $3.1 and $3.8 for the for the three months ended April 3, 2025 and March 28, 2024, respectively.

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Condensed Consolidated Balance Sheets and the weighted average amortization is estimated to be the following as of April 3, 2025:

Year	Customer relationships	Favorable leasehold interest	Developed technology	Total
remaining in 2025	$6.0	$0.1	$3.1	$9.2
2026	8.1	0.1	4.1	12.3
2027	8.1	0.1	4.1	12.3
2028	8.1	0.1	4.1	12.3
2029	7.7	0.1	4.1	11.9
2030	7.3	—	4.1	11.4

Weighted average amortization period	13.3 years	4.3 years	10.6 years	12.4 years

12.  Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Special Business Provisions and General Terms Agreement (collectively, the “B787 Supply Agreement”) that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were initially scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, Spirit signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments that otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1001 through 1120. On December 21, 2018, Spirit signed a memorandum of agreement with Boeing that again suspended the advance repayments beginning with line unit 818. The advance repayments resumed in 2022 at a lower rate of $0.45 per shipset at line unit number 1135 through March 2025 when the repayments were again suspended from line unit 1248 to 1273. The repayments will resume at varying rates of $0.45 or $0.9 on line unit groupings between line units 1274 through 1605.

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of April 3, 2025, the amount of advance payments received from Boeing under the B787 Supply Agreement and not yet repaid was approximately $161.2.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

In support of tooling and capital expenditures for future production rate increases on the B787 program, the memorandum of agreement entered into on October 12, 2023 between Boeing and Spirit (the “2023 MOA”) included an agreement for Boeing to advance Spirit a total of $71.7 in quarterly installments beginning October 2023 through April 2025. Spirit will align the repayment plan to coincide with deliveries to Boeing beginning April 2025 through October 2027. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advance prior to October 31, 2027, the remaining balance up to the $71.7 will be due in the fourth quarter of 2027. As of April 3, 2025, the amount of advance payments received by Spirit from Boeing and not yet repaid was approximately $55.9.

Advances on the A350 Program. During the twelve months ended December 31, 2023, the Company received an advance payment from Airbus of $100.0 under an agreement between Airbus S.A.S. and Spirit AeroSystems (Europe) Limited (“Spirit Europe”) signed on June 23, 2023 (the “A350 Agreement”). The A350 Agreement provides for up to $100.0 of advances that are required to be repaid along with a nominal fee to Airbus by way of offset against the purchase price of certain A350 FLE shipset deliveries in 2025. To the extent actual deliveries in 2025 are insufficient to offset the advance amount, any amount not offset against deliveries will be due and payable to Airbus per the terms of the Purchase Agreement. In connection with the A350 Agreement, Spirit Europe has pledged certain program assets including work in process inventories and raw materials at Spirit’s Scotland facility in an amount sufficient to cover the advances. See also the disclosure under the heading “Stock and Asset Purchase Agreement with Airbus” in Note 1 Organization, Basis of Interim Presentation and Recent Developments.

Other. The Advance payments, long-term line item on the Condensed Consolidated Balance Sheets for the period ended April 3, 2025 includes $18.9 related to payments received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

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

At April 3, 2025, the Company’s long-term debt includes a senior secured term loan, senior notes, and bridge credit facility described further under Note 15 Debt. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt. See also Note 14 Derivative and Hedging Activities and Note 16 Pension and Other Post-Retirement Benefits.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	April 3, 2025			December 31, 2024
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	$568.6	$570.0	(2)	$570.1	$577.6	(2)
Delayed-draw bridge loan	350.2	350.2	(1)	347.9	347.9	(1)
Exchangeable senior notes due 2028	224.0	293.8	(2)	223.6	310.4	(2)
Senior notes due 2025	—	—	(1)	20.8	20.5	(1)
Senior secured notes due 2026	299.6	295.1	(1)	299.5	292.4	(1)
Senior notes due 2028	697.5	668.6	(1)	697.3	661.7	(1)
Senior secured first lien notes due 2029	890.3	945.3	(1)	889.9	953.1	(1)
Senior secured second lien notes due 2030	1,182.5	1,303.0	(1)	1,181.9	1,308.9	(1)
Total	$4,212.7	$4,426.0		$4,231.0	$4,472.5

(1)Level 1 Fair Value hierarchy
(2)Level 2 Fair Value hierarchy

14.  Derivative and Hedging Activities

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British Pound Sterling. All outstanding foreign currency forward contracts were settled in August 2024. Since the forecasted transactions remain probable of occurring, the changes in the fair value of cash flow hedges recorded in AOCI will be recognized in earnings in the period in which the forecasted transactions impact earnings. The final recognition of $0.9 was recorded in the quarter ended April 3, 2025.

The foreign currency exchange contracts are measured within Level 1 of the Fair Value hierarchy. See Note 13 Fair Value Measurements.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles or in the period in which the forecasted transactions impact earnings. The gain (loss) recognized in AOCI associated with our hedging transactions is presented in the following table:

	Three Months Ended
	April 3, 2025	March 28, 2024
Recognized in total other comprehensive loss:
Foreign currency exchange contracts	$—	$(1.8)

The following table summarizes the gains/(losses) associated with our hedging transactions reclassified from AOCI to earnings:

	Three Months Ended
	April 3, 2025	March 28, 2024
Foreign currency exchange contracts:
Other (expense) income	$0.9	$1.2

As of April 3, 2025, there were no outstanding foreign currency forward contracts.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

15.  Debt

Total debt shown on the Condensed Consolidated Balance Sheets is comprised of the following:

	April 3, 2025		December 31, 2024
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	$5.8	$562.8	$5.8	$564.3
Delayed-draw bridge loan	350.2	—	347.9	—
Exchangeable senior notes due 2028	—	224.0	—	223.6
Senior notes due 2025	—	—	20.8	—
Senior secured notes due 2026	—	299.6	—	299.5
Senior notes due 2028	—	697.5	—	697.3
Senior secured first lien notes due 2029	—	890.3	—	889.9
Senior secured second lien notes due 2030	—	1,182.5	—	1,181.9
Present value of finance lease obligations	38.9	54.9	40.6	62.1
Other	5.7	50.4	9.4	51.1
Total	$400.6	$3,962.0	$424.5	$3,969.7

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

As of April 3, 2025, the outstanding balance of the Amended Credit Agreement was $579.2 and the carrying value was $568.6.

As of April 3, 2025, the Company was in compliance with all covenants in the Amended Credit Agreement.

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

Subject to certain customary conditions, Spirit may borrow funds available under the Amended Bridge Credit Agreement, in up to three separate advances, until the earlier of the termination of the Merger Agreement and the Bridge Maturity Date (as defined below). Proceeds of loans under the Amended Bridge Credit Agreement will be used for general corporate purposes of Spirit and its subsidiaries, other than the repayment or redemption of other indebtedness. Commitments under the Amended Bridge Credit Agreement will be reduced to zero on the earliest of the date that Spirit provides notice that the Merger Agreement is terminated or it publicly announces the same, and the maturity date. The Amended Bridge Credit Agreement will mature, and all obligations thereunder will become due and payable, on the earlier of the date the Merger is consummated and March 31, 2025 (the “Initial Outside Date”), subject to automatic extension for one additional three-month period if the Initial Outside Date is extended in accordance with the terms of the Merger Agreement (such earlier date, the “Bridge Maturity Date”). As of April 3, 2025, the Bridge Maturity Date has been extended to June, 30, 2025.

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

The obligations under the Amended Bridge Credit Agreement are guaranteed on a senior secured basis by Holdings, Spirit NC, and certain future, direct or indirect, wholly owned material domestic subsidiaries of Holdings (collectively, the “Guarantors”) and are secured by a first-priority lien with respect to substantially all assets of Spirit and the Guarantors, subject to certain exceptions.

The Amended Bridge Credit Agreement requires commitments thereunder to be reduced, and loans to be prepaid, with (a) 100% of the net cash proceeds of certain non-ordinary course asset sales by Holdings or any of its subsidiaries (other than certain non-ordinary course divestitures contemplated by the Merger Agreement or the Purchase Agreement) and (b) 100% of the net cash proceeds of certain issuances, offerings or placements of indebtedness or equity interests by Holdings or any of its subsidiaries, in each case subject to certain exceptions set forth in the Amended Bridge Credit Agreement.

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

On July 18, 2024, August 15, 2024, and September 12, 2024, Spirit borrowed $200.0, $100.0, and $50.0, respectively, under the Bridge Credit Agreement.

As of April 3, 2025, the outstanding balance of the Bridge Credit Agreement was $350.0 and the carrying value was $350.2.

As of April 3, 2025, the Company was in compliance with all covenants in the Bridge Credit Agreement.

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

During the three months ended April 3, 2025, no adjustments were made to the conversion or exercise prices of the Exchangeable Senior Notes.

As of April 3, 2025, the outstanding balance of the Exchangeable Senior Notes was $230.0 and the carrying value was $224.0. Interest expense recognized for the three months ended April 3, 2025 was $1.9. During the three months ended April 3, 2025, $0.4 of debt issuance costs were amortized. Unamortized debt issuance costs at April 3, 2025 related to the Exchangeable Senior Notes were $6.0.

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

As of April 3, 2025, the outstanding balance of the Second Lien 2030 Notes was $1,200.0 and the carrying value was $1,182.5.

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

As of April 3, 2025, the outstanding balance of the First Lien 2029 Notes was $900.0 and the carrying value was $890.3.

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

As of April 3, 2025, the outstanding balance of the 2025 Notes was $0.0 and the carrying value was $0.0.

The 2025 Notes matured on January 15, 2025.

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

As of April 3, 2025, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $299.6.

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

As of April 3, 2025, the outstanding balance of the 2028 Notes was $700.0 and the carrying value was $697.5.

The 2028 Notes mature on June 15, 2028.

As of April 3, 2025, the Company was in compliance with all covenants contained in the indentures governing the Second Lien 2030 Notes, First Lien 2029 Notes, 2026 Notes, and the 2028 Notes.

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended
Components of Net Periodic Pension Expense (Income)	April 3, 2025	March 28, 2024
Service cost	$0.8	$0.6
Interest cost	18.0	17.7
Expected return on plan assets	(20.2)	(21.6)
Net periodic pension income	$(1.4)	$(3.3)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	Other Benefits
	For the Three Months Ended
Components of Other Benefit Expense (Income)	April 3, 2025	March 28, 2024
Service cost	$0.1	$0.2
Interest cost	0.3	0.4
Amortization of prior service cost	0.4	0.3
Amortization of net gain	(0.4)	(0.4)
Net periodic other benefit expense	$0.4	$0.5

The components of net periodic pension expense (income) and other benefit expense (income), other than the service cost component, are included in Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations. See Note 21 Other Income (Expense), Net.

Effective October 1, 2021, the Company spun off a portion of the existing PVP A, to a new plan called PVP B (“PVP B”). As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At April 3, 2025, a pension reversion asset of $21.1 is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over the next four years as they are distributed to employees under a qualified compensation and benefit program. Restricted plan assets are valued at fair value with gain or loss on fair value adjustments recognized within other income. The underlying investments’ fair value measurement levels under the FASB’s authoritative guidance on fair value measurements are Level 2, see Note 13 Fair Value Measurements.

Employer Contributions

The Company’s expected contributions for the current year have not significantly changed from those described in the Company’s 2024 Form 10-K.

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

The Company recognized a net total of $8.3 and $10.1 of stock compensation expense for the three months ended April 3, 2025 and March 28, 2024, respectively.

During the three months ended April 3, 2025, 512,639 time or service-based restricted stock units (“RSUs”) were granted with an aggregate grant date fair value of $17.3 under the Company’s LTIP. Awards typically vest over a three-year period, beginning on the date of grant. Values for these awards are based on the value of Holdings Common Stock on the grant date.

During the three months ended April 3, 2025, 86,401 shares of Holdings Common Stock with an aggregate grant date value of $3.1 vested under the Company’s LTIP.

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

The Company recognized no stock compensation expense related to the ESPP for the three months ended April 3, 2025. The Company recognized $0.7 of stock compensation expense related to the ESPP for the three months ended March 28, 2024.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Further purchases under the ESPP after the offering period that closed on September 30, 2024 will be suspended pursuant to the Merger Agreement. If the Merger is completed, the ESPP will be terminated. See Note 1 Organization, Basis of Interim Presentation and Recent Developments.

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding our prior earnings history, including the forward losses previously recognized in the U.S., the Company has recorded a valuation allowance against U.S. deferred tax assets. Increases in the valuation allowances recorded against U.S. deferred tax assets in the three months ended April 3, 2025 were $135.7. This is comprised of $0.0 related to other comprehensive income (“OCI”) and $135.7 from continuing operations. As of April 3, 2025, the total net U.S. deferred tax asset before the valuation allowance was $1,008.7 and the total net U.S. valuation allowance was $1,012.3. The net U.S. deferred tax liability after valuation allowances was $3.6.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon cumulative losses generated in the U.K. Decreases in the valuation allowances recorded against U.K. deferred tax assets in the three-month period ended April 3, 2025 were $22.7. This is comprised of ($0.2) related to other comprehensive income (“OCI”) and $22.5 from continuing operations, including utilization of net operating losses. As of April 3, 2025, the total net U.K. deferred tax asset before the valuation allowance was $476.2 and the total net U.K. valuation allowance was $481.3. The net U.K. deferred tax liability after valuation allowance was $5.1.

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
The (0.99%) effective tax rate for the three months ended April 3, 2025 differs from the (1.82%) effective tax rate for the same period of 2024 primarily due to changes in the valuation allowances recorded on U.S. and U.K. deferred tax assets. As the Company is currently reporting a pre-tax loss for the three months ended April 3, 2025, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

The Company’s federal audit is conducted under the Internal Revenue Service Compliance Assurance Process (“CAP”) program. The Company will continue to participate in the CAP program for 2021 through 2025. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. The Company has an open tax audit in the Kingdom of Morocco for tax years ending prior to the Company’s ownership of the Moroccan legal entity. There are ongoing audits in other jurisdictions that are not material to the financial statements and the Company believes appropriate provisions for all outstanding tax issues have been made for all jurisdictions and years.

The Company operated under a tax holiday in Malaysia which was effective through September 30, 2024. The tax holiday was conditional upon remaining in good standing with the Malaysia taxing authorities, having at least 20% value-add, and

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

having at least 30% of employees with diploma/degree in science/technical discipline. The tax benefit impact of this holiday was $2.8 for 2024.

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

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of April 3, 2025, no treasury shares have been reissued or retired.

The total authorization amount remaining under the current share repurchase program is approximately $925.0. During the three-month period ended April 3, 2025, the Company did not repurchase any shares of Holdings Common Stock under this share repurchase program. Share repurchases are currently on hold. The Credit Agreement imposes restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	April 3, 2025			March 28, 2024
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(612.9)	117.6	$(5.21)	$(616.7)	116.2	$(5.31)
Income allocated to participating securities	—	—		—	—
Net loss	$(612.9)			$(616.7)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(612.9)	117.6	$(5.21)	$(616.7)	116.2	$(5.31)

Included in the outstanding Holdings Common Stock were 0.0 million and 0.0 million of issued but unvested shares at April 3, 2025 and March 28, 2024, respectively, which are excluded from the basic Earnings Per Share (“EPS”) calculation.

Shares of Holdings Common Stock of 8.6 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three months ended April 3, 2025, as the effect would have been antidilutive. Additionally, diluted EPS for the three months ended April 3, 2025 excludes 0.1 million shares, respectively, that may be dilutive shares of Holdings Common Stock in the future but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Shares of Holdings Common Stock of 9.6 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three months ended March 28, 2024, as the effect would have been antidilutive. Additionally, diluted EPS for the three months ended March 28, 2024 excludes 0.2 million shares that may be dilutive shares of Holdings Common Stock in the future but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.
Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	April 3, 2025	December 31, 2024
Pension	$(17.0)	$(17.2)
SERP/Retiree medical	6.8	6.8
Derivatives - foreign currency hedge	—	0.7
Foreign currency impact on long-term intercompany loan	(13.5)	(15.2)
Currency translation adjustment	(48.4)	(75.2)
Total accumulated other comprehensive loss	$(72.1)	$(100.1)

Amortization or settlement cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into cost of sales and selling, general and administrative on the Condensed Consolidated Statements of Operations was $0.1 and $0.1 for the three months ended April 3, 2025 and March 28, 2024, respectively.

20.  Commitments, Contingencies and Guarantees

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

Spirit appealed the judgment to the Appellate Court. On February 27, 2023, the Appellate Court issued an opinion reversing the District Court decision and concluding that Lawson had violated the terms of the restrictive covenant and remanded for the District Court to address whether the restrictive covenant that Lawson violated was enforceable under Kansas law. On June 15, 2023, the District Court held that the restrictive covenant was enforceable as a matter of Kansas law. The District Court entered judgment in favor of Spirit on June 27, 2023. Lawson appealed the District Court’s latest decision, and

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

on April 25, 2025, the Appellate Court affirmed the District Court’s judgement. The time for Lawson to seek further review of this decision has not yet expired. A liability for the full amount of the award issued on October 19, 2021, plus accrued interest through March 28, 2023, was recognized and remains accrued in the Condensed Consolidated Balance Sheets as of December 31, 2024 and April 3, 2025.

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

The Company has evaluated and refined management’s original estimate of costs related to rework on the B787 aircraft, including a preliminary assessment related to rework on the forward section of the fuselage, for which the Company identified an additional fit and finish issue in 2023. The Company continues to coordinate with Boeing to complete the necessary rework.

Contingencies

During the quarter ended April 3, 2025, the Company updated its estimated cost to satisfy customer firm orders on the A350 and A220 programs. Based on these estimates, and management’s evaluation of key macroeconomic assumptions including the probability that these performance obligations would be exercised, management determined that it is probable each of these programs' performance obligations will extend beyond the period of time for which the Company has recorded forward losses. The key drivers of the additional forward losses are customer driven schedule changes, supply chain cost growth and production performance on the A350 and A220 programs. As a result, the Company recorded incremental forward losses during the first quarter of $175.5 on the A350 and A220 programs for production of expected firm orders through January 2030. Additional losses beyond what has been reserved could occur if there are unexpected changes to current assumptions in macroeconomic factors relevant to the Company's cost to complete all firm orders. As a result, while the Company does not believe incremental losses beyond those currently recorded are evident, it is reasonably possible one or more of these programs could be performed at a loss incremental to forward losses previously recorded for production outside of the timeframe or for orders that may be placed in addition to those assessed as of April 3, 2025 highlighted above. The Company continues to evaluate all options to reduce or eliminate recorded forward losses prospectively, including, but not limited to, continued active negotiations with its A220 and A350 customer, regarding, among other things, elements of price.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Guarantees

Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $26.1 and $24.9 at April 3, 2025 and December 31, 2024, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $33.1 and $29.5 of restricted cash as of April 3, 2025 and December 31, 2024, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in Other assets in the Company's Condensed Consolidated Balance Sheets.

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

For the three months ended April 3, 2025, the Company updated its estimate related to a specific warranty issue involving parts affected by the titanium records and certifications that are alleged to have been counterfeited and has established a specific warranty reserve of $115.5 for that matter. The Company believes it has certain contractual rights related to recovery from suppliers and plans to aggressively pursue these.

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regard to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims; however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $2.3 as of April 3, 2025 and December 31, 2024. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $3.4 as of April 3, 2025 and December 31, 2024.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The following is a roll forward of the service warranty and extraordinary rework balance at April 3, 2025:

Balance, December 31, 2024	$86.7
Charges (release) to costs and expenses	116.2
Payouts	(1.8)
Exchange rate	0.2
Balance, April 3, 2025	$201.3

21.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended
	April 3, 2025	March 28, 2024
Kansas Development Finance Authority bond	$1.0	$0.9
Interest income	1.7	4.3
Foreign currency (losses) gains (1)	(23.4)	3.1
Gain on foreign currency forward contract	0.9	1.2
Loss on sale of accounts receivable	(3.0)	(10.6)
Pension income	1.9	3.6
Other	1.0	(0.2)
Total	$(19.9)	$2.3
(1) Foreign currency gains and losses are due to the impact of movement in foreign currency exchange rates on long-term contractual rights/obligations, as well as cash and both trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional

22.  Customer Financing

As described in the Form 8-K filed by us on November 12, 2024, on November 8, 2024, we entered into an advance payments agreement with Boeing to provide up to $350.0 of cash advances for the sole purpose of producing and maintaining readiness to produce products as defined in existing contracts at the rates required by Boeing. These advances were intended to address Spirit’s higher levels of inventory and contract assets, lower operational cash flows, decrease in expected deliveries to Boeing and higher factory costs to maintain rate readiness, attributed to product quality verification process enhancements (including moving such process from Renton, Washington, to Wichita, Kansas), the lingering effects of the 2024 strike by Boeing employees and limitations on Boeing increasing production rates. As of April 3, 2025, we had $201.2 outstanding under this advance agreement, including $1.2 of capitalized interest.

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

Included in the Customer financing, long-term line item on the Company’s Condensed Consolidated Balance Sheet as of April 3, 2025, is a liability related to the customer financing of $180.0 from Boeing received in the twelve months ended December 31, 2023. Per the terms of the January 2025 amended agreement, equal payments of $45.0 are due in October, November and December of 2026 with the final $45.0 payment due in December 2027. Prior to the amendment, $90.0 was

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

payable in December 2025 such that it was included in Customer financing, short-term on the Company’s Consolidated Balance Sheet as of December 31, 2024.

On April 18, 2024, the Company entered into the MOA with Boeing providing for $425.0 of cash advances, which was received in the second quarter of 2024. On June 20, 2024, the MOA was amended such that Boeing agreed to provide an additional $40.0 of cash advances, also received in the second quarter of 2024. The MOA was amended again on January 22, 2025, to reschedule the repayment dates to be a total of $75.0 on April 1, 2026, $75.0 on May 1, 2026, $75.0 on June 1, 2026, $75.0 on July 1, 2026, $75.0 on August 1, 2026 and $50.0 on September 1, 2026. Additionally, the amendment added a provision whereby in the event the Merger Agreement is terminated, any advances then outstanding under the MOA would become due and payable on April 1, 2026. As of the date of this filing, the Company has repaid $40.0 of the MOA advances.

During the three months ended March 28, 2024, the Company received an advance payment from Airbus of $17.0 under a term sheet agreement between Airbus Canada Limited Partnership (“Airbus Canada”) and Short Brothers plc (the Company’s facilities located in Belfast, Northern Ireland), for short term funding for increased freight costs incurred in the period from January to March 2024. See also the disclosure under the heading “Stock and Asset Purchase Agreement with Airbus” in Note 1 Organization, Basis of Interim Presentation and Recent Developments.

As described in the Form 8-K filed by us on April 28, 2025, on April 23, 2025, effective April 22, 2025, Spirit, acting on its own behalf and on behalf of Spirit Europe, Short Brothers plc, and Spirit NC, entered into a Memorandum of Agreement with Airbus S.A.S. (the “April 2025 Airbus MOA”) under which Airbus S.A.S. has agreed to, among other things, provide two non-interest bearing lines of credit to Spirit NC, each in the amount of $100.0, each of which will be used to support the continued production of specified Airbus programs. Under the terms of the April 2025 Airbus MOA, these amounts, and the related repayment obligations, will be directly or indirectly assumed by Airbus S.A.S. or one of its affiliates upon the Airbus Closing or, if earlier, repaid to Airbus on April 1, 2026. See Note 26 Subsequent Events.

On June 28, 2024, Spirit, acting on its own behalf and on behalf of Spirit Europe and Short Brother plc, entered into a Memorandum of Agreement with Airbus S.A.S. (the “2024 Airbus MOA”) to receive $50.0 in advances related to certain program related expenditures. During the three months ended September 26, 2024, the Company received $27.4 of the advances. The remaining $22.6 was received on October 2, 2024. The 2024 Airbus MOA was amended on October 6, 2024 to include Spirit NC and provide for an additional $12.0 for specified expenditures. The additional $12.0 was received on October 8, 2024. It was amended again on November 12, 2024, effective November 8, 2024, to increase the funding capacity by $57.0. On December 18, 2024, Spirit received $20.0 of the additional capacity with an additional $15.0 received on January 31, 2025 and the remaining $15.0 received in February 2025. On January 17, 2025, the second amended and restated agreement was amended to increase the funding capacity by $8.0 which was received in January 2025. Per the terms of the amended memorandum of agreement, these amounts will be forgiven upon the Airbus Closing, or, if earlier, repaid to Airbus on April 1, 2026.

Given these terms, $112.0 of the advances are included in the Customer financing, short-term line item and $831.2 of the advances is included in the Customer financing, long-term line item on the Company’s Condensed Consolidated Balance Sheet as of April 3, 2025.

23.  Segment Information

The Company operates in three principal segments: Commercial, Defense & Space and Aftermarket. Approximately 80% of the Company’s net revenues for the three months ended April 3, 2025 came from the Company’s two largest customers, Boeing and Airbus. Boeing represents a substantial portion of the Company’s revenues across segments. Airbus represents a substantial portion of revenues in the Commercial segment. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.

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

The Company’s Commercial segment includes design and manufacturing of forward, mid, and rear fuselage sections and systems, struts/pylons, nacelles (including thrust reversers) and related engine structural components, wings, and wing components (including flight control surfaces), as well as other miscellaneous structural parts for large commercial aircraft and/or business/regional jets. Sales from this segment are primarily to the aircraft OEMs or engine OEMs of large commercial aircraft and/or business/regional jet programs. Approximately 63% and 71% of Commercial segment net revenues came from the Company’s contracts with Boeing for the three months ended April 3, 2025, and March 28, 2024, respectively. Approximately 30% and 23% of Commercial segment net revenues came from the Company’s contracts with Airbus for the three months ended April 3, 2025, and March 28, 2024, respectively. The Commercial segment manufactures products at the Company’s facilities in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia. The Commercial segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

The Company’s Defense & Space segment includes design and manufacturing of fuselage, strut, nacelle, and wing aerostructures (primarily) for U.S. Government defense programs, including Boeing P-8 and KC-46 Tanker, which are commercial aircraft that are modified for military use. Sales from this segment are primarily to the prime contractors on various U.S. Government defense program contracts for which the Company is a sub-contractor. A significant portion of the Company’s Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. A significant portion of Defense & Space segment net revenues came from the Company’s contracts with two individual customers for the three months ended April 3, 2025, and March 28, 2024. The Defense & Space segment manufactures products at the Company’s facilities in Wichita, KS; Tulsa, OK; Belfast, Northern Ireland; and Prestwick, Scotland.

The Company’s Aftermarket segment includes design, manufacturing, and marketing of spare parts and maintenance, repair, and overhaul (“MRO”) services, repairs for flight control surfaces and nacelles, radome repairs, rotable assets, engineering services, advanced composite repair, and other repair and overhaul services. Approximately 49% and 58% of Aftermarket segment net revenues came from the Company’s contracts with a single customer for the three months ended April 3, 2025, and March 28, 2024, respectively. The Aftermarket segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Kinston, North Carolina; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; and Belfast, Northern Ireland.

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

The following tables show segment revenues and operating income (loss) for the three months ended April 3, 2025 and March 28, 2024:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Three Months Ended April 3, 2025	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$1,161.6	$261.0	$99.2	$—	$1,521.8
Cost of sales	(1,585.3)	(266.2)	(84.7)	—	(1,936.2)
Excess capacity costs	(41.1)	(5.6)	—	—	(46.7)
Segment operating (loss) income	$(464.8)	$(10.8)	$14.5	$—	$(461.1)
Selling, general and administrative	—	—	—	(91.8)	(91.8)
Research and development	—	—	—	(14.5)	(14.5)
Gain on dispositions of businesses (1)	—	—	—	80.4	80.4
Operating (loss) income	$(464.8)	$(10.8)	$14.5	$(25.9)	$(487.0)
Interest expense and financing fee amortization	—	—	—	(99.5)	(99.5)
Other expense, net	—	—	—	(19.9)	(19.9)
(Loss) income before income taxes and equity in net loss of affiliates	$(464.8)	$(10.8)	$14.5	$(145.3)	$(606.4)

Three Months Ended March 28, 2024	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$1,356.1	$250.8	$95.9	$—	$1,702.8
Cost of sales	(1,816.1)	(217.4)	(78.7)	—	(2,112.2)
Excess capacity costs	(24.9)	(1.2)	—	—	(26.1)
Segment operating (loss) income	$(484.9)	$32.2	$17.2	$—	$(435.5)
Selling, general and administrative	—	—	—	(81.5)	(81.5)
Research and development	—	—	—	(10.6)	(10.6)
Operating (loss) income	$(484.9)	$32.2	$17.2	$(92.1)	$(527.6)
Interest expense and financing fee amortization	—	—	—	(80.2)	(80.2)
Other income, net	—	—	—	2.3	2.3
(Loss) income before income taxes and equity in net loss of affiliates	$(484.9)	$32.2	$17.2	$(170.0)	$(605.5)

(1)During the three months ended April 3, 2025, the Company completed the sale of its wholly owned subsidiary, Fiber Materials, Inc., and sold its equity in a Chinese joint venture. These dispositions resulted in a net gain of $80.4 reflected within (Gain) on dispositions of businesses in the Condensed Consolidated Statement of Operations. See Note 25 Dispositions for additional information.

24. Supplier Financing
The Company has provided certain suppliers with access to a supply chain financing program through facilities with a third-party financing institution. The Company’s suppliers’ ability to access the program is primarily dependent upon the strength of the Company’s financial condition and certain qualifying criteria. The program allows these suppliers to monetize their receivables prior to the contractual payment date, subject to payment of a discount. The capacity of the program is limited to $162.4 based on current limits with our third-party financing institution. If a supplier’s request exceeds the program limit, then it will be honored when capacity is available. Under the supply chain financing program, the Company agrees to pay the third-party financing institution the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, and suppliers have the ability to be paid from the third-party financing institution on an accelerated basis. The Company’s suppliers’ election to sell one or more of the Company’s confirmed obligations under the supply chain financing program is optional. The Company’s responsibility is limited to making payment on the terms originally negotiated with its suppliers for up to 120 days, regardless of whether the suppliers elect to sell their receivables to the third-party financing institution. Within the current population of qualified suppliers, there are no payment discounts offered or taken at

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

any point by the financing institution or by the Company. The Company or the third-party financing institution may terminate the agreement upon at least 45 days’ notice.

The balance of confirmed obligations outstanding to suppliers who elect to participate in the supply chain financing program is included in the Company’s Accounts payable balance on the Company’s Condensed Consolidated Balance Sheets. As of April 3, 2025, the balance of confirmed obligations outstanding was $112.4, an increase of $35.6 as compared to the balance as of December 31, 2024 of $76.8. In the comparable prior year period, confirmed obligations outstanding were $137.8 as of March 28, 2024, a decrease of $17.8 over the balance as of December 31, 2023. While changes in each period typically reflect trends in purchasing levels from suppliers related to production levels during the applicable period, the increase in the current period is primarily due to the ongoing realignment in participating suppliers and facility capacity.

25.  Dispositions

Fiber Materials, Inc.

On November 17, 2024, the Company entered into a definitive agreement to sell FMI, which operated in the Company’s Defense & Space segment, for $165.0, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. The transaction closed on January 13, 2025 and the Company received net proceeds of $160.1 related to the sale and recorded a net gain of $78.5 reflected within (Gain) on dispositions of businesses on the Company’s Condensed Consolidated Statement of Operations for the three months ended April 3, 2025.

The carrying amounts of the assets and liabilities of FMI classified as held for sale as of December 31, 2024 were as follows:

($ in millions)	December 31, 2024
Assets
Accounts receivable, net	$9.8
Contract assets, short-term	24.6
Inventory, net	7.3
Other current assets	1.3
Property, plant and equipment, net	22.6
Right of use assets	2.4
Goodwill	1.1
Intangible assets, net	31.5
Total assets held for sale	$100.6
Liabilities
Accounts payable	$1.2
Accrued expenses	3.5
Profit sharing	2.2
Operating lease liabilities, short-term	0.2
Contract liabilities, short-term	6.4
Operating lease liabilities, long-term	2.3
Deferred income taxes	3.0
Total liabilities held for sale	$18.8

Chinese Joint Venture

On March 5, 2025, the Company sold its equity in a Chinese joint venture and received net proceeds of $2.5 related to the sale and recorded a net gain $1.8 reflected within (Gain) on dispositions of businesses on the Company’s Condensed Consolidated Statement of Operations for the three months ended April 3, 2025.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

26. Subsequent Events

As described in the Form 8-K filing on April 28, 2025, on April 27, 2025, Spirit and Airbus SE entered into the Purchase Agreement, which provides for the acquisition by Airbus of certain of Spirit’s businesses related to the performance by Spirit and its subsidiaries of their obligations under their supply contracts with Airbus.

Under the terms of the Purchase Agreement, Airbus SE would acquire from Spirit and its subsidiaries the Spirit Airbus Business, excluding any portions thereof to be acquired by third parties, and cash in the amount of $439.0, for nominal consideration of one U.S. dollar, subject to working capital and other purchase price adjustments and specified additional downward adjustments.

As a result of the Purchase Agreement and associated payment terms outlined above, the Company anticipates recording a liability related to these payments, inclusive of any potential adjustments, prior to the Airbus Closing.

As described in the Form 8-K filed by us on April 28, 2025, on April 23, 2025, effective April 22, 2025, Spirit, acting on its own behalf and on behalf of Spirit Europe, Short Brothers plc, and Spirit NC, entered into the April 2025 Airbus MOA with Airbus S.A.S. Under the April 2025 Airbus MOA, Airbus S.A.S. has agreed to, among other things, provide two non-interest bearing lines of credit to Spirit NC, each in the amount of $100.0, each of which will be used to support the continued production of specified Airbus programs. Under the terms of the April 2025 Airbus MOA, these amounts, and the related repayment obligations, will be directly or indirectly assumed by Airbus S.A.S. or one of its affiliates upon the Airbus Closing or, if earlier, repaid to Airbus on April 1, 2026.

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

Global Economic and Trade Conditions

Global economic and trade conditions impact our results of operations. Our business operations depend on, among other things, sufficient OEM orders (without suspension) from airlines and the financial resources of airlines, our suppliers, other companies and individuals.

Energy, freight, raw material and other costs have been impacted by, and may continue to be impacted by, the war in Ukraine. Prolonged global inflationary pressures have also impacted these costs in addition to increased interest costs and labor costs. In certain situations, we have the ability to recover certain abnormal inflationary impacts through contractual agreements with our customers; however, we anticipate that we will experience reduced levels of profitability related to inflationary impacts until such time as the rate of inflation subsides to normal historical levels. Our associated estimates of such costs, where applicable, use the most recent information available. The economic impact of inflation, together with the impact of increases in interest rates and actions taken to attempt to reduce inflation, or changes in trade policies, including the imposition of new or increased tariffs and actions taken in response, may have a significant effect on the global economy, air travel, our supply chain and our customers, and, as a result, on our business.

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

The trade environment is and may remain volatile as the United States and several other countries have announced varying degrees of tariffs on the import of goods and certain raw materials, including aluminum and steel. We anticipate we will experience reduced levels of profitability related to the tariffs announced if the levels of tariffs are not reduced or agreements between nations to reduce the impact of baseline or reciprocal tariffs are not reached.

We expect that our operating environment will continue to remain dynamic and evolve through 2025. We continue to monitor and evaluate related risks and uncertainties relating to macroeconomic conditions, including the items discussed in Item 1A. “Risk Factors” in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025 (the “2024 Form 10-K”).

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

The Merger Agreement includes customary representations, warranties and covenants of Holdings, Boeing and Merger Sub, including covenants restricting Holdings from soliciting alternative acquisition proposals, governing the conduct of the Company’s business during the period between the date of the Merger Agreement and completion of the Merger and relating to the parties’ efforts to consummate the Merger as promptly as reasonably practicable. The Merger Agreement includes provisions to facilitate the disposition by the Company to Airbus SE and its affiliates (“Airbus”) of the Spirit Airbus Business, as contemplated by the stock and asset purchase agreement between Spirit and Airbus SE described below under the sub-heading Stock and Asset Purchase Agreement with Airbus, and also includes provisions, which are consistent with provisions in such stock and asset purchase agreement, to facilitate the potential sale, subject to certain Boeing consent rights, by the Company to other third parties of specified assets and businesses.

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

Subject to satisfaction of the closing conditions in the Merger Agreement, the closing of the Merger is expected to occur in the third quarter of 2025.

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

Other than transaction expenses associated with the Merger of $21.6 million for the three months ended April 3, 2025, recorded within Selling, general and administrative expense in our Condensed Consolidated Statements of Operations, the Merger Agreement did not affect the Company’s consolidated financial statements for the three months ended April 3, 2025 and March 28, 2024, respectively.

Stock and Asset Purchase Agreement with Airbus

On April 27, 2025, Spirit and Airbus SE entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) providing for, among other things, the acquisition by Airbus SE of the Spirit Airbus Business, except, in the case of specified parts of the Spirit Airbus Business, to the extent such parts of the Spirit Airbus Business are acquired by one or more third parties other than Airbus.

Under the terms of the Purchase Agreement, Airbus SE would acquire from Spirit and its subsidiaries the Spirit Airbus Business, excluding any portions thereof to be acquired by third parties, and cash in the amount of $439.0 million, for nominal consideration of one U.S. dollar, subject to working capital and other purchase price adjustments and specified additional downward adjustments in the event (i) certain assets primarily related to the A220 mid-fuselage production in Belfast, Northern Ireland are to be acquired by a third party instead of Airbus SE and/or (ii) certain assets primarily related to the Airbus SE work packages operated in Spirit's facilities in Subang, Malaysia are to be acquired by Airbus SE rather than by other third parties. Under the terms of the Purchase Agreement, the assets to be acquired by Airbus SE include the assets primarily related to A220 pylon production in Wichita, Kansas, and the assets primarily related to the Airbus SE work packages operated in the following facilities of Spirit: St. Nazaire, France; Kinston, North Carolina; Casablanca, Morocco; and the A220 wing manufacturing and assembly facility located in Belfast, Northern Ireland. Additionally, under the terms of the Purchase Agreement, Airbus SE would also acquire the assets primarily related to the A220 mid-fuselage production in Belfast, Northern Ireland, and the assets primarily related to the Airbus SE work packages operated in Spirit’s facilities in Prestwick, Scotland, and Subang, Malaysia, in each case, to the extent such assets and facilities are not acquired by one or more third parties.

On April 27, 2025, Spirit provided notice to Airbus SE under the Purchase Agreement indicating it was abandoning the sale process of the assets primarily related to the Airbus SE work packages operated in Spirit’s facilities in Prestwick, Scotland, and, accordingly, under the Purchase Agreement, such assets will be included in the assets to be acquired by Airbus SE at the Airbus Closing (as defined below), subject to the terms and conditions of the Purchase Agreement.

The Purchase Agreement provides for, among other things, the payment in full by Spirit to Airbus SE of any loans, advance payments, similar arrangements and undisputed liquidated damages owing from Spirit to Airbus SE as of the closing of the transactions contemplated by the Purchase Agreement (the “Airbus Transactions,” and such closing, the “Airbus Closing”), with any disputed liquidated damages to be resolved and paid in accordance with a mutually agreed dispute resolution process; transitional arrangements with respect to specified real estate; obtaining third-party consents; segregation of Spirit’s business conducted primarily for the benefit of Airbus SE from the remainder of Spirit’s business and treatment of vendor and supply contracts, employees, intellectual property, pensions and unfunded employee liabilities in connection with the separation of those portions of Spirit’s business; mutual indemnification and releases; customary representations, warranties and covenants; and transitional and other arrangements to be entered into by the parties at the Airbus Closing.

Under the terms of the Purchase Agreement, the Airbus Closing is conditioned upon, among other things, the receipt of applicable governmental and regulatory consents, approvals and clearances; the absence of any order, legal prohibition or injunction preventing the consummation of the Airbus Transactions; compliance by the parties with their pre-closing covenants in all material respects; the closing under the Merger Agreement having occurred (or Spirit and Boeing having delivered a joint written notice to Airbus SE that they are ready, willing and able and intend to consummate the closing under the Merger Agreement within three business days following delivery of such notice, subject to the consummation of the Airbus Closing); there being no material adverse change after the date of the Purchase Agreement and before the Airbus Closing in the business operations to be acquired by Airbus SE at the Airbus Closing; and Spirit’s implementation in all material respects of technical measures and policies to segregate the Spirit Airbus Business (including confidential data of Airbus SE) from the remainder of Spirit’s businesses.

Under the terms of the Purchase Agreement, the term sheet entered into on June 30, 2024, between Spirit and Airbus SE (the “Airbus Term Sheet”), providing for the parties to negotiate in good faith definitive agreements for the acquisition by Airbus SE or its affiliates of the Spirit Airbus Business on the terms set forth in the Airbus Term Sheet, was terminated effective April 27, 2025.

Disposition of Fiber Materials, Inc.

On November 17, 2024, the Company entered into a definitive agreement to sell our Fiber Materials, Inc. (“FMI”) business, a fully owned subsidiary of Spirit AeroSystems, Inc., for $165.0 million, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. The transaction closed on January 13, 2025. For additional information, see Note 25 Dispositions to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report.

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

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. In November 2020, the FAA issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes to be made before the aircraft returned to service. Boeing’s deliveries of the B737 MAX resumed in the fourth quarter of 2020. Since November 2020, regulators from Brazil, Canada, China, the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service. During the three months ended April 3, 2025, Boeing continued to announce orders for the B737 MAX.

We expect that the B737 MAX and other narrowbody production rates will recover to pre-pandemic levels before widebody production rates. For additional information, see Item 1A. “Risk Factors” in the 2024 Form 10-K.

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

The B737 MAX 9 derivative fleet was temporarily grounded by the FAA while certain safety inspections were completed and to allow the FAA time to review any required maintenance actions following the January 5, 2024 in-flight incident on a B737 MAX 9 aircraft flown by Alaska Airlines. The B737 MAX 9 fleet returned to service on January 26, 2024 after mandatory inspections were completed. We are participating in investigations relating to this incident. For additional information, see Note 20 Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report.

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

B787 Program

During the year ended December 31, 2022, our estimates for further production rate decreases and build schedule changes, supply chain costs, and other costs, including costs of rework, drove additional forward loss charges of $93.5 million. During the year ended December 31, 2023, our estimates related to the impact of the IAM agreement, additional labor and supply chain cost growth drove additional forward loss charges of $93.0 million recognized through the quarter ended September 29, 2023. On October 12, 2023, we executed a Memorandum of Agreement with Boeing (the “2023 MOA”), where among other items, we established recurring shipset price increases effective for line unit 1164 through line unit 1605 with a mutual goal of concluding good faith pricing negotiations, other interests and considerations 12 months prior to the delivery of line unit 1605. As a result, we reversed previously recognized forward loss charges of $205.6 million and also reversed a previously recognized material right obligation of $154.6 million in the quarter ended December 31, 2023. During the year ended December 31, 2024, our updated estimates drove an additional $483.3 million of forward loss primarily related to schedule changes, additional labor and supply chain cost growth. For the three months ended April 3, 2025, our updated estimates drove an additional $38.3 million of forward loss primarily related to schedule changes and production cost growth. Additional production rate changes, changes in cost assessments, claims, labor work stoppages, supply chain cost changes, or changes to the scope of quality issues and any associated rework, could result in an incremental loss provision.

Airbus Programs

During the year ended December 31, 2022, the A350 program recorded additional forward loss charges of $105.7 million related to estimated quality-related costs, non-recurring engineering and tooling costs, and additional labor, freight, and other cost requirements driven by parts shortages, production and quality issues, and customer production rate changes. The A350 program recorded additional forward loss charges of $121.3 million for the year ended December 31, 2023 related to labor and production cost growth, higher supply chain costs and schedule revisions. During the year ended December 31, 2024, our updated estimates drove $359.2 million of incremental estimated forward loss on the A350 program, driven primarily by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, and the impact of factory performance and supply chain cost growth. For the three months ended April 3, 2025, our updated estimates drove $89.6 million of incremental estimated forward loss on the A350 program, driven primarily by schedule changes and increased production and supply chain costs.

The A220 wing program recorded additional forward losses of $25 million for the year ended December 31, 2022, primarily related to the bankruptcy of a supplier and associated failure of the supplier to deliver key parts on the program. The A220 program recorded additional forward losses of $164.8 million for the year ended December 31, 2023, primarily related to higher production, labor and supply chain costs. During the year ended December 31, 2024, our updated estimates drove $328.8 million of incremental estimated forward loss on the A220 program, driven by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, schedule changes, and increased production and supply chain costs. For the three months ended April 3, 2025, our updated estimates drove $85.9 million of incremental estimated forward loss on the A220 program, driven by increased production and supply chain costs.

See also Note 20 Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report.

Critical Accounting Estimates

Goodwill

Goodwill is assessed for impairment annually on the first day of the fourth quarter, or whenever events or circumstances indicate that it is more likely than not that the estimated fair value of a reporting unit is below its carrying value.

For the year ended December 31, 2024, in accordance with our annual assessment policy, we opted to bypass the qualitative assessment and performed a quantitative assessment to test goodwill for impairment.

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

The results of our annual assessment indicated that the fair value substantially exceeded the carrying value for each reporting unit, and as a result, no impairment existed as of the annual assessment date during the fourth quarter of 2024. Further, we have not identified any indications of impairment that would prompt an interim impairment assessment for the quarter ended April 3, 2025.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended
	April 3, 2025	March 28, 2024
	($ in millions)
Net revenues	$1,521.8	$1,702.8
Cost of sales	1,982.9	2,138.3
Gross loss	(461.1)	(435.5)
Selling, general and administrative	91.8	81.5
Research and development	14.5	10.6
(Gain) on disposition of businesses	(80.4)	—
Operating loss	(487.0)	(527.6)
Interest expense and financing fee amortization	(99.5)	(80.2)
Other (expense) income, net	(19.9)	2.3
Loss before income taxes and equity in net loss of affiliates	(606.4)	(605.5)
Income tax provision	(6.0)	(11.0)
Loss before equity in net loss of affiliates	(612.4)	(616.5)
Equity in net loss of affiliates	(0.3)	(0.1)
Net loss	$(612.7)	$(616.6)

Comparative shipset deliveries by model were as follows(1):

	Three Months Ended
Model	April 3, 2025	March 28, 2024
B737	127	44
B767	2	5
B777	7	8
B787	9	13
Total Boeing	145	70
A220	22	15
A320 Family	186	153
A330	10	7
A350	18	16
Total Airbus	236	191
Total Business and Regional Jets	48	46
Total	429	307

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

Net revenues by prime customer were as follows:

	Three Months Ended
Prime Customer	April 3, 2025	March 28, 2024
	($ in millions)
Boeing	$871.8	$1,088.6
Airbus	352.5	317.1
Other	297.5	297.1
Total net revenues	$1,521.8	$1,702.8

Changes in Estimates

During the quarter ended April 3, 2025, we recognized unfavorable changes in estimates of $301.1 million, which included net forward loss charges of $293.4 million, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2025 of $7.7 million. The forward losses in the first quarter were primarily driven by schedule changes, current production performance, and supply chain cost growth on the A350 and A220 programs, schedule changes, production cost and supply chain cost growth on the B787 program, increased costs related to factory performance on the B767 program, and supply chain cost estimates on the KC-135 program. The unfavorable cumulative catch-up adjustments primarily relate to increased production costs and schedule changes implemented by Boeing on the B737 program and schedule changes and increased production costs on the B777 program. Additionally, we are maintaining a higher cost profile for a planned rate increase that has been delayed due to production rate limitations on the B737 program, and production cost overruns on the A320 program. As referenced above, we utilize a periodic forecasting process to assess the progress and performance of our programs. We may continue to experience forward losses in the future as a result of production schedule impacts from our customers, increases in costs related to persistent inflation, or other factors resulting in cost estimates higher than our original forecast.

During the same period in the prior year, we recognized total unfavorable changes in estimates of $534.6 million, which included net forward loss charges of $495.4 million, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2024 of $39.2 million.

Three Months Ended April 3, 2025 as Compared to Three Months Ended March 28, 2024

Revenue.  Net revenue for the three months ended April 3, 2025 was $1,521.8 million, a decrease of $181.0 million, or 10.6%, compared to net revenue of $1,702.8 million for the same period in the prior year. The decrease in revenue was primarily driven by lower Boeing production partially offset by increased Airbus production and Defense and Space production. Approximately 80% and 83% of Spirit’s net revenues for the first quarter of 2025 and 2024, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing increased to 145 shipsets during the first quarter of 2025, compared to 70 shipsets delivered in the same period of the prior year, primarily driven by higher deliveries of B737. Total deliveries to Airbus increased to 236 shipsets during the first quarter of 2025, compared to 191 shipsets delivered in the same period of the prior year, primarily driven by increased production across all programs. Deliveries for business/regional jet components increased to 48 shipsets delivered during the first quarter of 2025, compared to 46 shipsets delivered in the same period of the prior year. In total, deliveries increased to 429 shipsets during the first quarter of 2025, compared to 307 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit.  Gross loss was ($461.1) million for the three months ended April 3, 2025, compared to gross loss of ($435.5) million for the same period in the prior year. The increase in loss from the prior year period was primarily driven by lower production and program margins on Boeing programs, and higher excess capacity costs, partially offset by lower negative cumulative catch-up adjustments and lower forward losses, as detailed below. For the Boeing B737 program, production activity during the first quarter of 2024 was higher due to preparation for expected rate increases which were subsequently delayed in that same period. Additionally, in the first quarter of 2025, we updated our estimates related to a specific warranty issue involving parts affected by the titanium records and certifications that are alleged to have been counterfeited and established a specific warranty reserve of $115.5 million for the matter. In the first quarter of 2025, we recognized $46.7 million of excess capacity production costs driven by cost overruns and production schedule changes on B737 MAX and A220 programs, compared to excess capacity cost of $26.1 million in the same period of the prior year. In the first quarter of 2025, we recognized $7.7 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2025, and $293.4 million of net forward loss charges. As mentioned in Note 4 Changes in Estimates to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report, the forward losses recorded in the first quarter of 2025 were primarily driven by schedule changes, current production performance, and supply chain cost growth on the A350 and A220 programs, schedule changes, production cost and supply chain cost growth on the B787 program, increased costs related to factory performance on the B767 program and supply chain cost estimates on the KC-135 program. In the first quarter of 2024, we recorded $39.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2024, and $495.4 million of net forward loss charges primarily driven by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, foreign currency impacts, and supply chain cost growth on the A350 and A220 programs, additional labor and supply chain cost growth on the B787 program, and increased costs related to factory performance and supply chain costs on the B767 program.

SG&A and Research and Development.  Current period SG&A was higher than in the prior year period by $10.3 million, primarily due to increased purchased services for merger-related activities and certain employee retention-related expenditures outlined in the Merger Agreement of $7.3 million. Research and development expenses increased for the three months ended April 3, 2025, as compared to the same period in the prior year primarily due to additional project spending year-over-year.

Operating (Loss) Income.  Operating loss for the three months ended April 3, 2025 was $(487.0) million, a decrease of $40.6 million, compared to operating loss of ($527.6) million for the same period in the prior year. The variance reflects the lower negative cumulative catch-up adjustments and lower forward losses detailed above in addition to the gains on sales of businesses, partially offset by the reduction in Boeing program production and margins, higher excess capacity costs, and the previously described specific warranty charge.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended April 3, 2025 increased $19.3 million compared to the same period in the prior year, driven by the higher interest rate on the Second Lien 2030 Notes compared to the refinanced Second Lien 2025 Notes, the addition of the Boeing $350 million advance agreement in November 2024, Exchangeable Senior Notes and the Bridge Credit Agreement. The three months ended April 3, 2025 includes $84.9 million of interest and fees paid or accrued in connection with long-term debt and $11.4 million in amortization of deferred financing costs and original issue discount, compared to $73.8 million of interest and fees paid or accrued in connection with long-term debt and $2.9 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. See also Note 15 Debt to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report.

Other Income (Expense), net. Other expense, net for the three months ended April 3, 2025 was ($19.9) million, compared to other income of $2.3 million for the same period in the prior year, a decrease in income of $22.2 million. The decrease in other income was primarily due to foreign currency losses of ($23.4) million recognized in the current period, versus gains of $3.1 million in the same period of the prior year.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of April 3, 2025. The net valuation allowance was increased by $135.7 million in the U.S. and decreased by $22.7 million in the U.K. for the three months ended April 3, 2025.

The income tax provision for the three months ended April 3, 2025 includes $4.8 million for federal taxes, $1.1 million for state taxes and $0.1 million for foreign taxes. The income tax provision for the three months ended March 28, 2024 includes $1.2 million for federal taxes, ($1.1) million for state taxes and $10.9 million for foreign taxes. The effective tax rate for the three months ended April 3, 2025 is (0.99%) as compared to (1.82%) for the same period in 2024. As we are reporting a pre-tax loss for the three months ended April 3, 2025, an increase in the effective tax rate results in an increase of income tax benefits while a decrease in the rate results in a reduction of income tax benefits.

The decrease from the U.S. statutory tax rate is attributable primarily to valuation allowances on deferred tax assets.

Merger Agreement. Other than transaction expenses associated with the Merger of $21.6 million, the Merger Agreement did not affect the Company’s consolidated financial statements for the three months ended April 3, 2025.

Segments.  The following tables show segment revenues and operating loss for the three months ended April 3, 2025 and March 28, 2024:

Three Months Ended April 3, 2025	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$1,161.6	$261.0	$99.2	$—	$1,521.8
Cost of sales	(1,585.3)	(266.2)	(84.7)	—	(1,936.2)
Excess capacity costs	(41.1)	(5.6)	—	—	(46.7)
Segment operating (loss) income	$(464.8)	$(10.8)	$14.5	$—	$(461.1)
Selling, general and administrative	—	—	—	(91.8)	(91.8)
Research and development	—	—	—	(14.5)	(14.5)
Gain on disposition of businesses (1)	—	—	—	80.4	80.4
Operating (loss) income	$(464.8)	$(10.8)	$14.5	$(25.9)	$(487.0)
Interest expense and financing fee amortization	—	—	—	(99.5)	(99.5)
Other expense, net	—	—	—	(19.9)	(19.9)
(Loss) income before income taxes and equity in net loss of affiliates	$(464.8)	$(10.8)	$14.5	$(145.3)	$(606.4)

Three Months Ended March 28, 2024	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$1,356.1	$250.8	$95.9	$—	$1,702.8
Cost of sales	(1,816.1)	(217.4)	(78.7)	—	(2,112.2)
Excess capacity costs	(24.9)	(1.2)	—	—	(26.1)
Segment operating (loss) income	$(484.9)	$32.2	$17.2	$—	$(435.5)
Selling, general and administrative	—	—	—	(81.5)	(81.5)
Research and development	—	—	—	(10.6)	(10.6)
Operating (loss) income	$(484.9)	$32.2	$17.2	$(92.1)	$(527.6)
Interest expense and financing fee amortization	—	—	—	(80.2)	(80.2)
Other income, net	—	—	—	2.3	2.3
(Loss) income before income taxes and equity in net loss of affiliates	$(484.9)	$32.2	$17.2	$(170.0)	$(605.5)

(1)During the three months ended April 3, 2025, the Company completed the sale of its wholly owned subsidiary, Fiber Materials, Inc., and sold its equity in a Chinese joint venture. These dispositions resulted in a net gain of $80.4 reflected within (Gain) on dispositions of businesses in the Condensed Consolidated Statement of Operations. See Note 25 Dispositions to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report. for additional information.

Commercial segment, Defense & Space segment, and Aftermarket segment represented approximately 76%, 17%, and 7%, respectively, of our net revenues for the three months ended April 3, 2025 and approximately 80%, 15%, and 6%, respectively, of our net revenues for the three months ended March 28, 2024.

Commercial segment.  Commercial segment net revenues for the three months ended April 3, 2025 were $1,161.6 million, a decrease of ($194.5) million, or (14%), compared to the same period in the prior year. The decrease in revenues was primarily driven by the decreased level of Boeing production in the current year partially offset by increased Airbus production in the current period.

Commercial segment operating margins were (40%) for the three months ended April 3, 2025, compared to (36%) for the same period in the prior year. The decrease in margin for the three months ended April 3, 2025, as compared to the prior year period, was primarily due to lower production levels and margins for the Boeing programs partially offset by lower unfavorable changes in estimates recorded in the current period. In the first quarter of 2025, the segment recorded unfavorable cumulative catch-up adjustments of $16.5 million and net forward loss charges of $243.1 million. In comparison, during the first quarter of 2024, the segment recorded unfavorable cumulative catch-up adjustments of $38.9 million and net forward loss charges of $493.8 million. For the three months ended April 3, 2025, the Commercial segment included $41.1 million of excess capacity production costs compared with excess capacity costs of $24.9 million for the same period in the prior year.

Defense & Space segment. Defense & Space segment net revenues for the three months ended April 3, 2025 were $261.0 million, an increase of $10.2 million, or 4%, compared to the same period in the prior year. The variance from the prior year period includes the impact of additional revenues from higher activity on development programs, higher production on the Sikorsky CH-53K and progress on classified programs as well as increased revenue on P-8 units under the Boeing B737 program, the contracts for which include units produced for the Boeing P-8 program that are accounted for in the Defense & Space segment.

Defense & Space segment operating margins decreased to (4%) for the three months ended April 3, 2025, compared to 13% for the same period in the prior year. The decrease in margin over the prior year period was primarily due to additional forward losses recorded on the KC-46 Tanker and KC-135 programs partially offset by higher revenues and margin on Sikorsky CH-53K and classified programs and higher P-8 production. For the three months ended April 3, 2025 the Defense & Space segment included $5.6 million of excess capacity production costs compared with excess capacity costs of $1.2 million for the same period in the prior year. The segment recorded favorable cumulative catch-up adjustments of $8.8 million for the three months ended April 3, 2025. The segment recorded net forward loss charges of $50.3 million for the three months ended April 3, 2025. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $0.3 million and net forward loss charges of $1.6 million.

Aftermarket segment.  Aftermarket segment net revenues for the three months ended April 3, 2025 were $99.2 million, an increase of $3.3 million, or 3%, compared to the same period in the prior year. Aftermarket segment operating margins were 15% for the three months ended April 3, 2025, compared to 18% for the same period in the prior year. The decrease in margins was driven primarily by the impact of the mix of spares sales with lower margins in the current year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal sources of liquidity are operating cash flows from continuing operations and borrowings to finance our business operations. Our operating cash flows from continuing operations have been adversely impacted by, among other things, the B737 MAX grounding, the COVID-19 pandemic, production rate changes for the B737 MAX program and other programs, the impact of inflation on labor and supply chain costs, supply chain disruptions, and labor shortages affecting our business. We expect those adverse impacts to continue for 2025 and beyond. For purposes of assessing our liquidity needs in this section, we have assumed that Boeing would not further reduce the B737 MAX production rate and that other customers generally would not further reduce their production rates. For risks that may affect that assumption, see Item 1A “Risk Factors.” in the 2024 Form 10-K.

These condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (GAAP) on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. We have incurred net losses of $612.9 million, $2,139.8 million, $616.2 million, and $545.7 million, for the three months ended April 3, 2025, and the years ended December 31, 2024, 2023, and 2022, respectively, and cash used in operating activities of $419.5 million, $1,120.9 million, $225.8 million, and $394.6 million, respectively for the same periods. As of April 3, 2025, our debt balance was $4,362.6 million, including $400.6 million of debt classified as short-term. Our cash and cash equivalents were $220.2 million and $537.0 million as of April 3, 2025, and December 31, 2024, respectively. The Company will require additional liquidity to continue its operations over the next 12 months.

Further, certain changes made to the production and delivery process implemented by Boeing have had an immediate impact on our results of operations and cash flows. On March 2, 2024, Boeing announced they would no longer accept deliveries of product that required out of sequence assembly or incremental quality re-work. As a result, during most of 2024 we experienced higher levels of inventory and contract assets and lower operational cash flows due to the inability to physically ship and invoice end items to Boeing in a timeframe aligned with production activities. Although our physical delivery rates have steadily increased since late 2024 such that we are increasingly able to reduce contract assets, we are still mitigating the lingering effects of such a significant change in production and delivery processes. Boeing’s ability to increase production rates is governed by the FAA, and we cannot predict when or whether forecasted production rates will be achieved.

On April 18, 2024, we entered into a Memorandum of Agreement (“MOA”) with Boeing, under which Boeing advanced $425.0 million to us to support our liquidity. This MOA was amended on June 20, 2024, to increase the advance by an additional $40.0 million and to revise certain repayment amounts and extend near-term repayment dates. As of the date of this filing, we have repaid $40.0 million of the MOA advances; however, the other amounts remain outstanding. The MOA was amended again on January 22, 2025 to reschedule the repayment dates to occur from April 2026 to September 2026. Additionally, the amendment added a provision whereby in the event the Merger Agreement is terminated, any advances then outstanding under the MOA would become due and payable on April 1, 2026.

Our ability to align our costs, including both internal and supply chain related spending, to react to unexpected changes in customer-determined production rates has had and will likely continue to have a material impact on our results of operations and cash flows. Our liquidity has been impacted by higher levels of inventory and contract assets, lower operational cash flows due to a decrease in expected deliveries to Boeing, higher factory costs to maintain rate readiness, and the limitations on Boeing increasing production rates.

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

Management has developed a plan designed to improve liquidity in response to the developments highlighted above. These plans are dependent upon many factors, including, among other things, the timing and expected proceeds received from certain divestitures, the expected timing and outcome of the transactions contemplated by the Merger Agreement and the Purchase Agreement, and achieving anticipated B737 deliveries. Management is also evaluating additional strategies intended to improve liquidity to support operations, including, but not limited to, additional customer advances and restructuring of operations in an effort to increase efficiency and decrease expenses, which may include layoffs or additional furloughs. However, there can be no assurance that these plans or strategies will sufficiently improve our liquidity needs or that we will otherwise realize the anticipated benefits. Accordingly, substantial doubt about the Company’s ability to continue as a going concern exists. For additional information, please see Part I, Item 1A. Risk Factors, “We have incurred significant operating losses in the last few years and have identified conditions or events that raise substantial doubt about our ability to continue as a going concern” in the 2024 Form 10-K.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Purchase Agreement

On April 27, 2025, we entered into the Purchase Agreement. The Purchase Agreement contains customary covenants by us regarding the conduct of the Spirit Airbus Business prior to the Airbus Closing, including an obligation to run the Spirit Airbus Business in the ordinary course, subject to specified exceptions, and not to take specified actions with respect to the Spirit Airbus Business and its employees, subject to specified exceptions, without the prior consent of Airbus SE.

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

Customer Advances

Advances on the A350 Program. During the quarters ended June 29, 2023 and September 28, 2023, we received two equal advance payments from Airbus of $50.0 million each under an agreement between Airbus S.A.S. and Spirit AeroSystems (Europe) Limited (“Spirit Europe”) signed on June 23, 2023 (the “A350 Agreement”). The A350 Agreement provided for up to $100.0 million of advances that are required to be repaid along with a nominal fee to Airbus by way of offset against the purchase price of A350 FLE shipset deliveries in 2025. To the extent actual deliveries in 2025 are insufficient to offset the advance amount, any amount not offset against deliveries will be due and payable to Airbus per the terms of the Purchase Agreement. Related to the A350 Agreement, Spirit Europe has pledged certain program assets including work in process inventories and raw materials at Spirit’s Scotland facility in an amount sufficient to cover the advances. Based on the specific terms and conditions within the A350 Agreement, the $100.0 million of receipts was included within operating cash flows during the twelve months ended December 31, 2023. As the Airbus advance will be repaid through offset against shipset deliveries, those repayments will effectively reduce operating cash flow in 2025.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of April 3, 2025, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $161.2 million.

Other. The Advance payments, long-term line item on the Condensed Consolidated Balance Sheets for the period ended April 3, 2025 includes $18.9 related to payments received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

See Note 12 Customer Advances to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for more information.

Customer Financing

As described in the Form 8-K filed by us on November 12, 2024, on November 8, 2024, we entered into an advance payments agreement with Boeing to provide up to $350.0 million of cash advances for the sole purpose of producing and maintaining readiness to produce products as defined in existing contracts at the rates required by Boeing. These advances were intended to address Spirit’s higher levels of inventory and contract assets, lower operational cash flows, decrease in expected deliveries to Boeing and higher factory costs to maintain rate readiness, attributed to product quality verification process enhancements (including moving such process from Renton, Washington, to Wichita, Kansas), the lingering effects of the 2024 strike by Boeing employees and limitations on Boeing increasing production rates. As of April 3, 2025, we had $201.2 million outstanding under this advance agreement, including $1.2 million of capitalized interest.

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

As described in the Form 8-K filed by us on April 23, 2024, on April 18, 2024, we entered into the MOA with Boeing providing for $425.0 million of cash advances, based upon our maintaining a production rate that supports Boeing’s production demand in accordance with certain long-term supply agreements, all of which was received in the second quarter of 2024. The MOA was amended on June 20, 2024 to provide an additional $40.0 million cash advance which was received in the second quarter of 2024. The MOA was amended again on January 22, 2025 to reschedule the repayment dates to occur from April 2026 to September 2026. Additionally, the amendment added a provision whereby in the event the Merger Agreement is terminated, any advances then outstanding under the MOA would become due and payable on April 1, 2026.

Per the terms of the January 2025 amended MOA, repayments will be $75.0 million on April 1, 2026, $75.0 million on May 1, 2026, $75.0 million on June 1, 2026, $75.0 million on July 1, 2026, $75.0 million on August 1, 2026 and $50.0 million on September 1, 2026. Our repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) we fail to make any repayment in full on the applicable repayment date, (ii) we fail to submit a satisfactory written confirmation that we are able to and intend to make the required repayment thirty days prior to each repayment date, as required under the agreement, (iii) we repudiate any performance obligation under the MOA or certain other of our existing agreements with Boeing, (iv) there occurs, either as to Spirit, Holdings or any of their respective subsidiaries, any of the events of default (generally relating to insolvency, reorganization, liquidation or similar proceedings, or to business suspension, dissolution or winding-up) described in specified provisions of our existing agreements with Boeing. Under the January 2025 amended MOA, in the event that the Merger Agreement is terminated, the then outstanding advances under the MOA will become due and payable on April 1, 2026. These advances have been accounted for as financing cash flows. As of the date of this filing, we have repaid $40.0 million of the MOA advances.

As described in the Form 8-K filed by us on April 28, 2025, on April 23, 2025, effective April 22, 2025, Spirit, acting on its own behalf and on behalf of Spirit Europe, Short Brothers plc, and Spirit AeroSystems North Carolina, Inc. (“Spirit NC”), entered into a Memorandum of Agreement with Airbus S.A.S. (the “April 2025 Airbus MOA”), under which Airbus S.A.S. has agreed to, among other things, provide two non-interest bearing lines of credit to Spirit NC, each in the amount of $100.0 million, each of which will be used to support the continued production of specified Airbus programs. Under the terms of the April 2025 Airbus MOA, these amounts, and the related repayment obligations, will be directly or indirectly assumed by Airbus S.A.S. or one of its affiliates upon the Airbus Closing or, if earlier, repaid to Airbus on April 1, 2026.

In the third quarter of 2024, we received an advance payment from Airbus of $27.4 million under a Memorandum of Agreement between Airbus S.A.S. and Spirit NC, for up to $50.0 million related to certain program related expenditures. The remaining $22.6 million was received on October 2, 2024. This memorandum of agreement was amended on October 6, 2024 to include an additional $12.0 million for specified expenditures. This amount was received on October 8, 2024. It was amended again on November 8, 2024 to increase the funding capacity by $57.0 million. On December 18, 2024, Spirit received $20.0 million of the additional capacity with an additional $15.0 million received on January 31, 2025 and the remaining $15.0 million received in February 2025. On January 17, 2025, the second amended and restated agreement was amended to increase the funding capacity by $8.0 million which was received in January 2025. Per the terms of the amended memorandum of agreement, these amounts will be assumed by Airbus upon the Airbus Closing, or if earlier, repaid to Airbus on April 1, 2026.

During the quarter ended March 28, 2024, we received an advance payment from Airbus of $17.0 million under a term sheet agreement between Airbus Canada Limited Partnership (“Airbus Canada”) and Short Brothers plc (our facilities located in Belfast, Northern Ireland), for short term funding for increased freight costs incurred in the period from January to March 2024. The full amount of the advance is to be repaid per the terms of the Purchase Agreement.

During the quarter ended June 29, 2023, we received cash advances of $180.0 million from Boeing related to a memorandum of agreement with Boeing executed on April 28, 2023. The most recent amendment to this agreement was on January 22, 2025. Per the terms of the most recent amended memorandum of agreement, equal payments of $45.0 million are due in October, November and December of 2026 with the final $45.0 million payment due in December 2027. Our repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) we fail to make any repayment in full on the applicable Repayment Date, (ii) we fail to submit a satisfactory written confirmation that we are able to and intend to make the required repayment thirty days prior to each Repayment Date, as required under the agreement, or (iii) we repudiate any performance obligation under the agreement or certain of our existing agreements with Boeing. Boeing will have the right to set off any unpaid amount due and payable under the memorandum of agreement from any amount owed to Boeing under any other agreement between the parties. Under the January 2025 amendment, in the event that the Merger Agreement is terminated, the then outstanding advances under this memorandum of agreement will become due and payable on April 1, 2026. As of April 3, 2025, $180.0 million is reflected in the Customer financing, long-term line item on the Consolidated Balance Sheets. See Note 22 Customer Financing to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for more information.

Operational Impacts of Alaska Airlines Incident

The B737 MAX 9 derivative fleet was temporarily grounded by the FAA while certain safety inspections were completed and to allow the FAA time to review any required maintenance actions following the January 5, 2024 in-flight incident on a B737 MAX 9 aircraft flown by Alaska Airlines. The B737 MAX 9 fleet returned to service on January 26, 2024 after mandatory inspections were completed. We are participating in investigations relating to this incident. As discussed in Item 1A. “Risk Factors” in our 2024 Form 10-K, we are currently unable to fully estimate what impact this incident, including any impacts of investigations, will have on our near or long-term financial position, results of operations and cash flows.

However, certain changes made to the production and delivery process implemented by Boeing have had an immediate impact to our results of operations and cash flows. On March 2, 2024, Boeing announced they would no longer accept deliveries of product that required out of sequence assembly or incremental quality re-work. A new product verification process was implemented by Boeing at our factory in Wichita, KS. As a result, we experienced higher levels of inventory and contract assets and lower operational cash flows due to the inability to physically ship and invoice end items to Boeing. Additionally, during late 2023 we began preparing our production line to accommodate an expected increase in production rates that has now been delayed due to the limitation on Boeing increasing its production rates. Our ability to align our factory costs, which include both internal and supply chain related spending to react to unexpected changes in customer-determined production rates, had a material impact on our results of operations and cash flows throughout 2024. In late 2024 through 2025, physical deliveries began to improve as we incorporated improvements to our production and quality systems which allowed us reduce contract assets and generate increasing amounts of cash.

Sales of Trade Accounts Receivable

We have agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third-party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with us, and they continue to allow us to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s, Airbus’s, and Rolls-Royce’s financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing, Airbus, or Rolls-Royce due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues, which could have an adverse impact upon our operating results, financial condition, and cash flows. For the three months ended April 3, 2025, $373.8 million of accounts receivable were sold via these arrangements.

Cash Flows

The following table provides a summary of our cash flows for the three months ended April 3, 2025 and March 28, 2024:

	For the Three Months Ended
	April 3, 2025	March 28, 2024
	($ in millions)
Net cash used in operating activities	$(419.5)	$(415.6)
Net cash provided by (used in) investing activities	107.9	(28.7)
Net cash used in financing activities	(1.1)	(21.5)
Effect of exchange rate change on cash and cash equivalents	(0.5)	(0.3)
Net decrease in cash, cash equivalents, and restricted cash for the period	(313.2)	(466.1)
Cash, cash equivalents, and restricted cash beginning of period	566.5	845.9
Cash, cash equivalents, and restricted cash, end of period	$253.3	$379.8

 Three Months Ended April 3, 2025 as Compared to Three Months Ended March 28, 2024

Operating Activities. For the three months ended April 3, 2025, we had a net cash outflow of $419.5 million from operating activities, an increase in net cash outflow of $3.9 million compared to a net cash outflow of $415.6 million for the same period in the prior year. The increase in net cash outflow, period over period, primarily represents net negative changes in working capital partially offset by a favorable reduction in contract assets.

Investing Activities. For the three months ended April 3, 2025, we had a net cash inflow of $107.9 million for investing activities, an increase in net cash inflow of $136.6 million compared to a net cash outflow of $28.7 million for the same period in the prior year. The cash flows for investing activities in the current period were driven by the receipts from the sale of the FMI and Chinese joint venture businesses.

Financing Activities. For the three months ended April 3, 2025, we had a net cash outflow of $1.1 million for financing activities, an decrease in net cash outflow of $20.4 million, compared to a net cash outflow of $21.5 million for the same period in the prior year. The decrease in net cash outflow was primarily driven by the receipts of additional customer financing in the current year partially offset by the maturing of the 2025 Notes in January 2025. During the three month periods ended April 3, 2025 and March 28, 2024, we did not pay any dividends. There were no repurchases of Holdings Common Stock under our share repurchase program during either the three months ended April 3, 2025 or March 28, 2024.

Pension and Other Post-Retirement Benefit Obligations

Effective October 1, 2021, we spun off a portion of the existing Pension Value Plan (“PVP A”), to a new plan called PVP B (“PVP B”). As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At April 3, 2025 and December 31, 2023, an excess pension plan asset reversion of $21.1 million and $41.2 million, respectively, is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over four years as they are distributed to employees under a qualified benefit program.

Separately, during the three months ended March 30, 2023, we received an excess plan asset reversion of $179.5 million of cash from PVP A. This transaction was accounted for as a negative contribution and is included on the Pension plans employer contributions line item on the Consolidated Statements of Cash Flows for the three months ended March 30, 2023. Excise tax of $35.9 million related to the reversion of excess plan assets was separately recorded to the Other income (expense), net line item on the Consolidated Statements of Operations for the three months ended March 30, 2023. See also Note 21 Other Income (Expense), Net to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for more information.

As disclosed in the Company’s 2022 Form 10-K, in July 2022, the Company adopted and communicated to participants a plan to terminate PVP A. In the first quarter of 2023, the Company recognized additional non-cash, pre-tax non-operating settlement accounting charges of $64.6 million related to the purchase of annuities for any participants not electing a lump-sum distribution.

Our U.S. pension plan remained fully funded at April 3, 2025. Our plan investments are broadly diversified, and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16 Pension and Other Post-Retirement Benefits to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for more information on the Company’s pension plans. Other than the reversion of excess plan assets noted above, which was accounted for as a negative contribution, the Company’s expected contributions for the current year have not significantly changed from those described in the Company’s 2024 Form 10-K. The Shorts’ Pension has been in a deficit position during recent years, and there is a risk that additional contributions will be required from the trustees or the U.K. Pension Regulator as described under Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K.

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into a series of currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling at our operations located in Belfast, Northern Ireland. All outstanding foreign currency forward contracts were settled in August 2024. Since the forecasted transactions remain probable of occurring, the changes in the fair value of cash flow hedges recorded in AOCI will be recognized in earnings in the period in which the forecasted transactions impact earnings. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the forecasted transactions impact earnings. The gain recognized in AOCI was $0.0 million for the three months ended April 3, 2025. The final recognition of $0.9 million was recorded to earnings in the first quarter of 2025.

See Note 14 Derivative and Hedging Activities to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for more information.

Debt and Other Financing Arrangements

As of April 3, 2025, the outstanding balance of the senior secured Term Loan B Credit Agreement was $579.2 million and the carrying value was $568.6 million.

As of April 3, 2025, the outstanding balance of the Exchangeable 2028 Notes was $230.0 million and the carrying value was $224.0 million.

As of April 3, 2025, the outstanding balance of the 2026 Notes and 2028 Notes was $300.0 million and $700.0 million, respectively, and the carrying value was $299.6 million and $697.5 million, respectively.

As of April 3, 2025, the outstanding balance of the 2025 Notes, First Lien 2029 Notes, and Second Lien 2030 Notes was $0.0 million, $900.0 million, and $1,200.0 million, respectively, and the carrying value was $0.0 million, $890.3 million, and $1,182.5 million, respectively.

On June 30, 2024, we entered into a Delayed-Draw Bridge Credit Agreement (the “Bridge Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as lender, as administrative agent and as collateral agent, which provides for a senior secured delayed-draw bridge term loan facility in an aggregate principal amount of $350.0 million. On July 18, 2024, August

15, 2024, and September 12, 2024, Spirit borrowed $200.0 million, $100.0 million, and $50.0 million, respectively, under the Bridge Credit Agreement. As of April 3, 2025, the outstanding balance of the Bridge Credit Agreement was $350.0 million.

See Note 15 Debt to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for more information.

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

All of the existing guarantees by Holdings and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of Spirit (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of April 3, 2025, indebtedness of our non-guarantor subsidiaries included $365.9 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $14.6 million of finance leases of our non-guarantor subsidiaries. Based on our understanding of Rule 3-10 of Regulation S-X (“Rule 3-10”), we believe that Holdings’ guarantees of Spirit’s indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for Holdings, Spirit and Spirit NC, which is a consolidated guarantor subsidiary, in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes information regarding the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented. The following tables include summarized financial information of Spirit, Holdings, and Spirit NC (together, the “obligor group”). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries, which are not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis for Spirit and Holdings, and separately for Spirit NC, with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented in separate line items, if they are material. There are no non-controlling interests in any of the obligor group entities.

Summarized Statements of Income	Three months ended April 3, 2025
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$1,167.5	$—
Net Sales to Non-Guarantor Subsidiaries	6.2	10.3
Gross (loss) profit on sales to unrelated parties	(347.2)	(0.2)
Gross (loss) profit on sales to Non-Guarantor Subsidiaries	(4.1)	0.4
Loss from continuing operations	(454.6)	(2.3)
Net loss	$(454.6)	$(2.3)

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	April 3, 2025	December 31, 2024	April 3, 2025	December 31, 2024
Assets
Cash and cash equivalents	$151.7	$381.3	$—	$—
Receivables due from Non-Guarantor Subsidiaries	166.9	161.7	17.3	18.3
Receivables due from unrelated parties	354.9	232.0	—	—
Contract assets	623.8	735.2	—	—
Inventory, net	1,162.3	1,092.5	156.5	164.0
Assets of business held for sale	—	100.6	—	—
Other current assets	40.8	30.8	8.4	0.4
Total current assets	$2,500.4	$2,734.1	$182.2	$182.7
Loan receivable from Non-Guarantor Subsidiaries	365.9	356.3	—	—
Property, plant and equipment, net	1,331.9	1,343.5	149.6	154.1
Pension assets, net	21.1	41.2	—	—
Other non-current assets	234.1	234.0	16.8	16.9
Total non-current assets	$1,953.0	$1,975.0	$166.4	$171.0
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$130.0	$132.8	$6.2	$6.6
Accounts payable to unrelated parties	753.9	728.1	46.9	50.6
Accrued expenses	379.1	349.4	3.2	3.5
Current portion of long-term debt	390.4	413.8	1.0	0.9
Customer financing, short-term	75.0	515.0	20.0	—
Liabilities of business held for sale	—	18.8	—	—
Other current liabilities	722.3	645.4	0.6	0.6
Total current liabilities	$2,450.7	$2,803.3	$77.9	$62.2
Long-term debt	3,954.5	3,961.1	2.2	2.5
Contract liabilities, long-term	173.0	177.4	—	—
Forward loss provision, long-term	525.2	497.5	—	—
Customer financing, long-term	731.2	290.0	—	12.0
Other non-current liabilities	423.1	342.5	15.1	15.3
Total non-current liabilities	$5,807.0	$5,268.5	$17.3	$29.8

Supply Chain Financing Applicable to Suppliers

We have provided our suppliers with access to a supply chain financing program through facilities with a third-party financing institution. The program allows suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition. During the three months ended April 3, 2025, our financing institution adjusted their capacity resulting in a net increase in capacity under our existing supply chain financing program. While our suppliers’ access to this supply chain financing program could be curtailed if our credit ratings are downgraded, we do not expect that changes in the availability of supply chain financing to our suppliers will have a significant impact on our liquidity.

The balance of confirmed obligations to suppliers who elected to participate in the supply chain financing program included in our accounts payable balance as of April 3, 2025 and March 28, 2024 was $112.4 million and $137.8 million, respectively. Confirmed obligations to suppliers who elected to participate in the supply chain financing program increased by $35.6 million and decreased by $17.8 million during the three-month periods ended April 3, 2025 and March 28, 2024, respectively. While changes in each period typically reflect trends in purchasing levels from suppliers related to production levels during the applicable period, the increase in the current period as compared to the balance at December 31, 2024 is primarily due to the ongoing realignment in participating suppliers and facility capacity.

See Note 24 Supplier Financing to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for more information.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
You should read the discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “designed,” “ensure,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “model,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2025 (the “2024 Form 10-K”) and subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•our ability to continue as a going concern and satisfy our liquidity needs, the success of our liquidity enhancement plans, operational and efficiency initiatives, our ability to access the capital and credit markets (including as a result of any contractual limitations, including under the Merger Agreement, the outcomes of discussions related to the timing or amounts of repayment for certain customer advances, and the costs and terms of any additional financing;
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
•the risks of doing business internationally, including fluctuations in foreign currency exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws and domestic and foreign government policies, the impact of trade disputes and changes to trade policies, including the imposition of new or increased tariffs, retaliatory tariffs or other trade restrictions; and
•risks and uncertainties relating to the Merger and the Airbus Transactions (together with the Merger, the “Transactions”), including, among others, the possible inability of the parties to a Transaction to obtain the required regulatory approvals for such Transaction and to satisfy the other conditions to the closing of such Transaction on a timely basis or at all; the possible occurrence of events that may give rise to a right of one or more of the parties to the Merger Agreement or the Purchase Agreement to terminate such agreement; the risk that we are unable to consummate the Transactions on a timely basis or at all for any reason, including, without limitation, failure to obtain the required regulatory approvals, or failure to satisfy other conditions to the closing of either of the Transactions; the potential for the pendency of the Transactions or any failure to consummate the Transactions to adversely affect the market price of Holdings common stock or our financial performance or business relationships; risks relating to the value of Boeing common stock to be issued in the Merger; the possibility that the anticipated benefits of the Transactions cannot be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of our operations with those of Boeing will be greater than expected; risks relating to significant transaction costs; the intended or actual tax treatment of the Transactions; litigation or other legal or regulatory action relating to the Transactions or otherwise relating to us or other parties to the Transactions instituted against us or such other parties or Holdings’ or such other parties’ respective directors and officers and the effect of the outcome of any such litigation or other legal or regulatory action; risks associated with contracts containing provisions that may be triggered by the Transactions; potential difficulties in retaining and hiring key personnel or arising in connection with labor disputes during the pendency of or following the Transactions; the risk of other Transaction-related disruptions to our business, including business plans and operations; the potential for the Transactions to divert the time and attention of management from ongoing business operations; the potential for contractual restrictions under the agreements relating to the Transactions to adversely affect our ability to pursue other business opportunities or strategic transactions; and competitors’ responses to the Transactions.

These factors are not exhaustive, and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You should review carefully the sections captioned “Risk Factors” in the 2024 Form 10-K and the Company’s subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q, for a more complete discussion of these and other factors that may affect our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10-K which could materially affect our business, financial condition, or results of operations. There have been no material changes in the Company’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s 2024 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2025 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2024 Form 10-K is included in Note 20 Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

Item 1A. “Risk Factors” of our 2024 Form 10-K includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of our Holdings Common Stock which is registered pursuant to Section 12 of the Exchange Act during the three months ended April 3, 2025.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

January 1, 2025 - February 6, 2025	1,534	$34.39	—	$925.0
February 7, 2025 - March 6, 2025	27,885	$34.29	—	$925.0
March 7, 2025 - April 3, 2025	4,464	$33.43	—	$925.0
Total	33,883	$34.18	—	$925.0
(1) 33,883 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the Omnibus Plan. No purchases were made under our Board-approved share repurchase program.
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

During the quarter ended April 3, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents
2.1	Agreement and Plan of Merger, dated June 30 2024, among Spirit AeroSystems Holdings, Inc., The Boeing Company and Sphere Acquisition Corp.	Current Report on Form 8-K (File No. 001-33160), filed July 1, 2024, Exhibit 2.1

2.2†	Term sheet, dated June 30, 2024, between Spirit AeroSystems, Inc. and Airbus SE.	Current Report on Form 8-K (File No. 001-33160), filed July 1, 2024, Exhibit 2.2

2.3†	Stock and Asset Purchase Agreement, dated as of April 27, 2025, between Spirit AeroSystems, Inc. and Airbus SE.	Current Report on Form 8-K (File No. 001-33160), filed April 28, 2025, Exhibit 2.1

3.1	Third Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 1, 2017, Exhibit 3.1

3.2	Tenth Amended and Restated Bylaws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed January 27, 2023, Exhibit 3.1

10.1	Memorandum of Agreement between Spirit AeroSystems, Inc. and Airbus S.A.S., effective April 22, 2025.	Current Report on Form 8-K (File No. 001-33160), filed April 28, 2025, Exhibit 10.1

10.2
Third Amendment, dated February 14, 2025, to Term Loan Credit Agreement, dated October 5, 2020, among Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., Spirit AeroSystems North Carolina, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent.
Current Report on Form 8-K (File No. 001-33160), filed February 14, 2025, Exhibit 10.2

10.3	Amendment 2, dated as of January 20, 2025, to 737 Production Rate Advance Memorandum of Agreement, dated April 28, 2023, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2025, Exhibit 10.117

10.4†	Amendment 2, dated as of January 20, 2025, to 737 Production Rate Advance Memorandum of Agreement MOA-65C00-9900, dated April 18, 2024, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2025, Exhibit 10.120

10.5
First Amendment, dated as of February 14, 2025, to Delayed-Draw Bridge Credit Agreement, dated as of June 30, 2024, among Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., Spirit AeroSystems North Carolina, Inc., and Morgan Stanley Senior Funding, Inc., as lender and as administrative agent.
Current Report on Form 8-K (File No. 001-33160), filed February 14, 2025, Exhibit 10.1

10.6†
Amendment 1, dated January 17, 2025, to Second Amended and Restated Memorandum of Agreement, entered into November 12, 2024, and effective November 8, 2024, between Spirit AeroSystems, Inc. and Airbus S.A.S.
Annual Report on Form 10-K (File No. 001-33160), filed February 28, 2025, Exhibit 10.163

10.7†	Employment Agreement between Spirit AeroSystems, Inc. and Justin Welner, effective as of June 27, 2012.	*

10.8†	Employment Agreement between Spirit AeroSystems, Inc. and Sean Black, effective as of July 19, 2016.	*

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents
10.9†	Employment Agreement between Spirit AeroSystems, Inc. and Gregg Brown, effective as of January 30, 2024.	*

10.10†	Amendment 41, dated March 22, 2025, to Special Business Provisions BCA-MS-65530-0019, dated June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission.

††	Indicates management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Irene M. Esteves	Executive Vice President and Chief Financial	May 1, 2025
Irene M. Esteves	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon C. Ward	Vice President, Corporate Controller	May 1, 2025
Damon C. Ward	(Principal Accounting Officer)