Form 10-Q
period 2025-10-02
Spirit AeroSystems Holdings, Inc.
filed 2025-10-31
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 17, 2025, the registrant had 117,523,217 shares of Class A Common Stock, par value $0.01 per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
	($ in millions, except per share data)
Net revenues	$1,585.4	$1,470.6	$4,742.3	$4,665.3
Operating costs and expenses
Cost of sales	2,205.0	1,716.6	6,054.4	5,580.3
Selling, general and administrative	40.5	93.8	239.6	258.9
Restructuring costs	—	(0.1)	—	0.7
Research and development	9.3	10.4	36.0	34.4
(Gain) loss on dispositions of businesses, net	(22.9)	—	26.6	—
Total operating costs and expenses	2,231.9	1,820.7	6,356.6	5,874.3
Operating loss	(646.5)	(350.1)	(1,614.3)	(1,209.0)
Interest expense and financing fee amortization	(94.5)	(90.8)	(293.4)	(253.3)
Other income (expense), net	14.3	(33.0)	(29.9)	(30.3)
Loss before income taxes and equity in net income (loss) of affiliates	(726.7)	(473.9)	(1,937.6)	(1,492.6)
Income tax benefit (provision)	2.6	(2.8)	(29.7)	(15.9)
Loss before equity in net income (loss) of affiliates	(724.1)	(476.7)	(1,967.3)	(1,508.5)
Equity in net income (loss) of affiliates	0.1	0.1	(0.2)	0.2
Net loss	(724.0)	(476.6)	(1,967.5)	(1,508.3)
Less noncontrolling interest in earnings of subsidiary	(0.3)	(0.3)	(0.7)	(0.6)
Net loss attributable to common shareholders	$(724.3)	$(476.9)	$(1,968.2)	$(1,508.9)
Loss per share
Basic	$(6.16)	$(4.07)	$(16.75)	$(12.93)
Diluted	$(6.16)	$(4.07)	$(16.75)	$(12.93)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
	($ in millions)
Net loss	$(724.0)	$(476.6)	$(1,967.5)	$(1,508.3)
Changes in other comprehensive loss, net of tax:
Pension, SERP, and retiree medical adjustments, net of tax effect of $0.7 and $3.9 for the three months ended, respectively, and ($0.1) and $4.1 for the nine months ended, respectively.	0.2	4.8	1.9	4.9
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax effect of $0.3 and ($1.1) for the three months ended, respectively, and ($1.3) and ($1.0) for the nine months ended, respectively.	(0.7)	2.3	2.7	2.0
Unrealized gain (loss) on cash flow hedges, net of tax effect of $0.0 and $0.1 for the three months ended, respectively, and $0.2 and $0.3 for the nine months ended, respectively.	—	2.6	—	1.9
Reclassification of (gain) loss on cash flow hedges to earnings, net of tax effect of $0.0 and $0.0 for the three months ended, respectively, and $0.0 and $0.0 for the nine months ended, respectively.	—	(3.0)	(0.7)	(2.9)
Foreign currency translation adjustments	(9.0)	37.1	42.0	32.6
Total other comprehensive gain (loss), net of tax	(9.5)	43.8	45.9	38.5
Less comprehensive loss attributable to noncontrolling interest	(0.3)	(0.3)	(0.7)	(0.6)
Total comprehensive loss	$(733.8)	$(433.1)	$(1,922.3)	$(1,470.4)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	October 2, 2025	December 31, 2024
	($ in millions)
Assets
Cash and cash equivalents	$299.0	$537.0
Accounts receivable, net	323.6	395.3
Contract assets, short-term	476.4	777.9
Inventory, net	1,213.9	1,891.7
Assets of businesses held for sale	1,376.5	100.6
Other current assets	36.0	58.0
Total current assets	3,725.4	3,760.5
Property, plant and equipment, net	1,427.2	1,947.9
Right of use assets	63.5	79.0
Pension assets	60.7	49.4
Restricted plan assets	6.4	41.2
Deferred income taxes	—	0.1
Goodwill	624.0	630.0
Intangible assets, net	117.5	149.5
Other assets	80.2	105.2
Total assets	$6,104.9	$6,762.8
Liabilities
Accounts payable	$899.5	$1,041.1
Accrued expenses	453.8	453.3
Profit sharing	49.9	59.0
Current portion of long-term debt	690.9	424.5
Operating lease liabilities, short-term	8.2	10.0
Advance payments, short-term	99.8	158.1
Contract liabilities, short-term	134.5	270.3
Forward loss provision, short-term	407.4	471.5
Deferred revenue and other deferred credits, short-term	11.8	75.4
Customer financing, short-term	746.7	532.0
Liabilities of businesses held for sale	1,902.4	18.8
Other current liabilities	55.3	53.4
Total current liabilities	5,460.2	3,567.4
Long-term debt	3,647.7	3,969.7
Operating lease liabilities, long-term	58.9	69.8
Advance payments, long-term	143.3	181.0
Pension/OPEB obligation	22.4	24.9
Contract liabilities, long-term	153.8	177.4
Forward loss provision, long-term	537.2	799.8
Deferred revenue and other deferred credits, long-term	11.0	46.7
Deferred grant income liability - non-current	6.3	25.1
Deferred income taxes	3.8	7.8
Customer financing, long-term	336.9	372.0
Other non-current liabilities	241.5	137.2
Stockholders’ Equity (Deficit)
Common Stock, Class A par value $0.01, 200,000,000 shares authorized, 117,512,855 and 117,266,121 shares issued and outstanding, respectively	1.2	1.2
Additional paid-in capital	1,477.1	1,457.6
Accumulated other comprehensive loss	(54.2)	(100.1)
Retained earnings (deficit)	(3,491.7)	(1,523.5)
Treasury stock, at cost (41,587,480 shares each period, respectively)	(2,456.7)	(2,456.7)
Total stockholders’ equity (deficit)	(4,524.3)	(2,621.5)
Noncontrolling interest	6.2	5.5
Total equity (deficit)	(4,518.1)	(2,616.0)
Total liabilities and equity	$6,104.9	$6,762.8

 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Noncontrolling Interest

	Shares	Amount						Total
	($ in millions, except share data)
Balance — December 31, 2024	117,266,121	$1.2	$1,457.6	$(2,456.7)	$(100.1)	$(1,523.5)	$5.5	$(2,616.0)
Net loss	—	—	—	—	—	(1,243.9)	—	(1,243.9)
Employee equity awards	192,113	—	15.8	—	—	—	—	15.8
Net shares settled	(41,505)	—	(1.4)	—	—	—	—	(1.4)
ESPP shares issued	9	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	0.4	0.4
Other comprehensive gain	—	—	—	—	55.4	—	—	55.4
Balance — July 3, 2025	117,416,738	$1.2	$1,472.0	$(2,456.7)	$(44.7)	$(2,767.4)	$5.9	$(3,789.7)
Net loss	—	—	—	—	—	(724.3)	—	(724.3)
Employee equity awards	162,810	—	5.3	—	—	—	—	5.3
Net shares settled	(66,693)	—	(0.2)	—	—	—	—	(0.2)
Other	—	—	—	—	—	—	0.3	0.3
Other comprehensive loss	—	—	—	—	(9.5)	—	—	(9.5)
Balance — October 2, 2025	117,512,855	$1.2	$1,477.1	$(2,456.7)	$(54.2)	$(3,491.7)	$6.2	$(4,518.1)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Noncontrolling Interest

	Shares	Amount						Total
	($ in millions, except share data)
Balance — December 31, 2023	116,054,291	$1.2	$1,429.1	$(2,456.7)	$(89.6)	$616.3	$3.8	$(495.9)
Net loss	—	—	—	—	—	(1,032.0)	—	(1,032.0)
Stock-based compensation - ESPP	—	—	1.2	—	—	—	—	1.2
Employee equity awards	468,567	—	19.5	—	—	—	—	19.5
Net shares settled	(175,455)	—	(5.1)	—	—	—	—	(5.1)
ESPP shares issued	271,746	—	3.8	—	—	—	—	3.8
Other	—	—	—	—	—	—	0.3	0.3
Other comprehensive gain	—	—	—	—	(5.3)	—	—	(5.3)
Balance — June 27, 2024	116,619,149	$1.2	$1,448.5	$(2,456.7)	$(94.9)	$(415.7)	$4.1	$(1,513.5)
Net loss	—	—	—	—	—	(476.9)	—	(476.9)
Stock-based compensation - ESPP	—	—	0.8	—	—	—	—	0.8
Employee equity awards	18,648	—	9.3	—	—	—	—	9.3
Net shares settled	(6,342)	—	(0.3)	—	—	—	—	(0.3)
Other	—	—	—	—	—	—	0.3	0.3
Other comprehensive loss	—	—	—	—	43.8	—	—	43.8
Balance — September 26, 2024	116,631,455	$1.2	$1,458.3	$(2,456.7)	$(51.1)	$(892.6)	$4.4	$(1,936.5)

(a)    Cash dividends declared per common share were $0.00 and $0.00 for the three and nine months ended October 2, 2025 and September 26, 2024, respectively.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	October 2, 2025	September 26, 2024
Operating activities	($ in millions)
Net loss	$(1,967.5)	$(1,508.3)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	188.5	232.9
Amortization of deferred financing fees	14.6	8.9
Accretion of customer supply agreement	1.6	1.8
Employee stock compensation expense	21.1	30.8
Gain from derivative instruments	(0.9)	(2.9)
Loss from foreign currency transactions	41.5	27.1
Loss on disposition of assets	8.1	1.3
Deferred taxes	25.2	6.9
Pension and other post-retirement plans income	(3.0)	(8.9)
Grant liability amortization	(0.9)	(0.9)
Equity in net loss (income) of affiliates	0.2	(0.2)
Forward loss provision	552.1	524.9
Asset impairment charges	30.0	0.2
Gain on settlement of financial instrument	(0.5)	(1.2)
Loss on dispositions of businesses, net	26.6	—
Gain on settlement of New Market Tax Credit incentive program	—	(5.7)
Changes in assets and liabilities
Accounts receivable, net	(73.7)	31.8
Inventory, net	(24.8)	(245.8)
Contract assets	234.5	(557.3)
Accounts payable and accrued liabilities	151.7	65.4
Profit sharing/deferred compensation	2.5	37.6
Advance payments	4.0	5.2
Income taxes receivable/payable	3.7	5.5
Contract liabilities	(117.3)	88.4
Pension plans employer contributions	(2.3)	(2.2)
Deferred revenue and other deferred credits	(29.6)	(0.7)
Warranty liabilities	115.3	3.7
Other	48.9	4.2
Net cash used in operating activities	(750.4)	(1,257.5)
Investing activities
Purchase of property, plant, and equipment	(143.6)	(106.8)
Proceeds from dispositions of businesses	167.1	—
Other	11.6	0.1
Net cash provided by (used in) investing activities	35.1	(106.7)
Financing activities
Proceeds from issuance of debt	—	359.2
Receipts from customer financing	580.3	509.4
Payments on customer financing	(7.5)	(40.0)
Payments on bonds	(20.8)	—
Principal payments of debt	(37.7)	(46.5)
Payments on term loans	(4.5)	(3.0)
Payment of New Market Tax Credit incentive program financing	—	(1.9)
Taxes paid related to net share settlement awards	(1.6)	(5.4)
Proceeds from issuance of ESPP stock	—	3.8
Debt issuance and financing costs	(2.2)	(10.8)
Net cash provided by financing activities	506.0	764.8
Effect of exchange rate changes on cash and cash equivalents	(2.8)	0.3
Net decrease in cash, cash equivalents, and restricted cash for the period	(212.1)	(599.1)
Cash, cash equivalents, and restricted cash, beginning of period	566.5	845.9
Cash, cash equivalents, and restricted cash, end of period	$354.4	$246.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Nine Months Ended
	October 2, 2025	September 26, 2024
Cash and cash equivalents, beginning of the period	$537.0	$823.5
Cash and cash equivalents, held for sale, beginning of the period	—	—
Restricted cash, short-term, beginning of the period	—	0.1
Restricted cash, long-term, beginning of the period	29.5	22.3
Cash, cash equivalents, and restricted cash, beginning of the period	$566.5	$845.9

Cash and cash equivalents, end of the period	$299.0	$217.6
Cash and cash equivalents, held for sale, end of the period	21.6	—
Restricted cash, short-term, end of the period	—	—
Restricted cash, long-term, end of the period	33.8	29.2
Cash, cash equivalents, and restricted cash, end of the period	$354.4	$246.8

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the nine months ended October 2, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Other than transaction expenses associated with the Merger of $27.1 and $72.1 for the three and nine months ended October 2, 2025, respectively, and transaction expenses of $28.8 and $46.8 for the three and nine months ended September 26, 2024, respectively, recorded within Selling, general and administrative expense in our Condensed Consolidated Statements of Operations, the Merger Agreement did not affect the Company’s consolidated financial statements for the three and nine months ended October 2, 2025 and September 26, 2024.

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

Stock and Asset Purchase Agreement with Composites Technology Research Malaysia Sdn. Bhd. (“CTRM”)

On August 8, 2025, Spirit and CTRM, a Malaysian private limited company, and, solely for the purposes set forth therein, DRB-HICOM Berhad, a Malaysian public limited company (“Parent”), entered into a Stock and Asset Purchase Agreement (the “Agreement”) providing for, among other things, CTRM to acquire from Spirit all of the outstanding equity interests in Spirit AeroSystems Malaysia Sdn. Bhd., a Malaysian private limited company (“Spirit Malaysia,” and such transaction, the “Transaction”).

Pursuant to the Agreement, the aggregate purchase price to be paid by CTRM in the Transaction is $95.2 in cash, subject to specified adjustments as set forth in the Agreement.

The closing of the Transaction (the “Malaysia Closing”) is subject to the approval of CTRM as a purchaser of the business of Spirit Malaysia by (i) the European Commission, either as part of its conditional approval decision of the acquisition of Spirit by Boeing or following its conditional approval decision of Boeing’s acquisition of Spirit pursuant to Boeing’s commitment vis-à-vis the European Commission to seek purchaser approval for the divestiture of the business of the Spirit Malaysia and (ii) the United States Federal Trade Commission, in each case, in their review of the transactions contemplated by the June 30, 2024 merger agreement between Spirit AeroSystems Holdings, Inc. and Boeing and the ancillary agreements in connection therewith (the “Purchaser Approval Condition”). The Malaysia Closing is also subject to certain customary closing conditions, including (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, if applicable, the receipt of other specified governmental approvals necessary for the consummation of the Transaction (the “Regulatory Condition”), (b) the absence of any law or order issued by a governmental entity that prohibits the Malaysia Closing (a “Closing Legal Impediment”), (c) subject to qualifications as to materiality, the accuracy of the representations and warranties made by Spirit and CTRM, respectively, (d) the performance in all material respects by each Spirit and CTRM of their respective obligations under the Agreement (subject to specified exceptions) and (e) the approval by the shareholders of Parent of CTRM’s and Parent’s entering into, and performing their respective obligations under, the Agreement and other specified transaction documents and consummating the transactions contemplated by the Agreement and such other transaction documents (the “Parent Shareholder Approval”).

The Agreement contains customary representations, warranties and covenants related to Spirit Malaysia, Spirit and CTRM. Between the date of the Agreement and the Malaysia Closing, subject to specified exceptions, Spirit has agreed to cause Spirit Malaysia to (a) use commercially reasonable efforts to operate the Spirit Malaysia’s business in the ordinary course of business in all material respects, and (b) not to take specified actions with respect to the business of Spirit Malaysia without the written consent of CTRM.

The Agreement includes termination provisions in favor of Spirit and CTRM, including that (a) either Spirit or CTRM may terminate the Agreement if the Transaction has not been consummated by December 31, 2025, subject to one automatic 90-day extension if, on such date, all of the closing conditions except the Regulatory Condition have been satisfied (or are capable of being satisfied) or waived (such date, as so extended (if applicable), the “Outside Date”), (b) Spirit may terminate the Agreement if the Parent Shareholder Approval is not obtained at the meeting of Parent shareholders at which the applicable matters relating to the Transaction have been voted upon or Parent fails to perform or comply with its obligations under the Agreement relating to such meeting of Parent shareholders (and, in the event of such a termination by Spirit, CTRM would be required to pay Spirit a termination fee of $7.0) and (c) Spirit may terminate the Agreement if the Purchaser Approval Condition has not been satisfied by December 31, 2025 or the applicable governmental authority has issued an order or provided a communication opposing or rejecting CTRM as the purchaser of Spirit Malaysia or the business of Spirit Malaysia (and, in the event of such a termination by Spirit, Spirit would be required to pay CTRM a termination fee of $7.0 unless a breach by CTRM or its affiliates of obligations under specified provisions of the Agreement relating to governmental approvals caused Spirit to have such right to terminate the Agreement).

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

Liquidity

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. The Company has incurred net losses of $1,968.2, $2,139.8, $616.2, and $545.7, for the nine months ended October 2, 2025, and the years ended December 31, 2024, 2023, and 2022, respectively, and cash used in operating activities of $750.4, $1,120.9, $225.8, and $394.6, respectively for the same periods. As of October 2, 2025, our debt balance was $4,338.6, including $690.9 of debt classified as short-term. The Company’s cash and cash equivalents were $299.0 and $537.0 as of October 2, 2025, and December 31, 2024, respectively. The Company will require additional liquidity to continue its operations over the next 12 months.

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

As of October 31, 2025, Management has developed a plan designed to improve liquidity in response to the developments highlighted above. These plans are dependent upon many factors, including, among other things, the outcomes of discussions related to the timing or amounts of repayment for certain customer advances, the timing and expected proceeds received from certain divestitures, the expected timing and outcome of the transactions contemplated by the Merger Agreement and the Purchase Agreement, and achieving anticipated B737 deliveries. Management is also evaluating additional strategies intended to improve liquidity to support operations, including, but not limited to, additional customer advances and restructuring of operations in an effort to increase efficiency and decrease expenses, which may include layoffs or additional furloughs. However, there can be no assurance that these plans or strategies will sufficiently improve our liquidity needs or that we will otherwise realize the anticipated benefits. Accordingly, substantial doubt about the Company’s ability to continue as a going concern exists.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies FASB Accounting Standards Codification 740 to enhance the transparency and decision usefulness of income tax disclosures. ASU No. 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The Company did not elect early adoption and implementation of this guidance. ASU 2023-09 is effective for the annual period beginning January 1, 2025, including interim periods. The adoption of this guidance did not have a significant impact on our financial statements, and the Company does not expect this guidance to have a material impact prospectively.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations and Consolidation - Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity which revises current guidance for determining the acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The new guidance will be applied prospectively to any acquisition transaction that occurs after the initial application date. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In May 2025, the FASB issued ASU No. 2025-04, Compensation - Stock Compensation and Revenue from Contracts with Customers - Clarifications to Share-Based Consideration Payable to a Customer which applies to entities that issue share-based consideration to customers. The new guidance requires the grantor to evaluate any vesting conditions when determining revenue recognition from customers that have been granted share-based consideration. ASU 2025-04 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted, and application of the guidance will be on either a modified retrospective or retrospective basis. The Company does not currently expect this new guidance to have an impact on its consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets which applies to entities that apply the practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets. The new guidance allows entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company does not currently expect this new guidance to have an impact on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software which applies to all entities subject to the internal-use software guidance in Subtopic 350-40. The new guidance removes all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company does not currently expect this new guidance to have an impact on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract which applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The new guidance excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not currently expect this new guidance to have an impact on its consolidated financial statements.

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

Changes in estimates could materially adversely affect the Company’s future financial performance. While certain increases in raw material costs can generally be passed on to the Company’s customers, in most instances the Company must fully absorb cost overruns. Some of the factors that may cause the costs incurred in fulfilling contracts to vary substantially from current estimates are technical problems, production rate changes, production stoppages, materials shortages, supplier difficulties, realization targets, existence of and execution to recovery plans caused by these factors, and multiple other events, including those identified in Item 1A. “Risk Factors” of the 2024 Form 10-K. The risk particularly applies to products such as the B737, B787, A220, and A350, which are in forward loss positions.

During the third quarter ended October 2, 2025, the Company recognized unfavorable changes in estimates of $599.6, which included net forward loss charges of $585.2, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2025 of $14.4. The forward losses in the third quarter were primarily driven by schedule changes, increased supply chain cost and overall production cost growth on the B737 program, foreign exchange rates, current production performance and supply chain cost growth on the A350 and A220 programs, and production cost and supply chain cost growth, which includes the Company’s latest estimate for tariffs on the B787 program. The unfavorable cumulative catch-up adjustments primarily relate to increased production costs on the B737 program, which includes the Company’s latest estimate for tariffs.

During the third quarter ended September 26, 2024, the Company recognized unfavorable changes in estimates of $242.9, which included net forward loss charges of $217.2, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2024 of $25.7. The forward losses in the quarter ended September 26, 2024 were primarily driven by current production performance, supply chain cost growth on the A350 and A220 programs, additional labor and supply chain cost growth on the B787 program, and increased costs related to factory performance on the B767 program. The unfavorable cumulative catch-up adjustments primarily related to increased production costs associated with changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS on the B737 program and period changes in certain cost allocation methodologies and increased production costs on the B777 program. This change in business process for the B737 units delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. Additionally, the Company maintained a higher cost profile for an expected increase in production rates that was delayed due to the FAA’s imposed limitation on Boeing increasing its production rates, and production cost overruns on the A320 program.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Changes in estimates are summarized below:

	For the Three Months Ended		For the Nine Months Ended
Changes in Estimates	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Commercial	$(10.5)	$(37.5)	$(25.3)	$(89.0)
Defense & Space	(3.9)	11.8	0.7	10.9
Aftermarket	—	—	—	—
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(14.4)	$(25.7)	$(24.6)	$(78.1)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Commercial	$(577.7)	$(212.9)	$(1,032.6)	$(918.9)
Defense & Space	(7.5)	(4.3)	(65.4)	(7.2)
Aftermarket	—	—	—	—
Total Changes in Estimates (Forward Loss) on Loss Programs	$(585.2)	$(217.2)	$(1,098.0)	$(926.1)

Total Change in Estimate	$(599.6)	$(242.9)	$(1,122.6)	$(1,004.2)
EPS Impact (diluted per share based upon applicable forecasted effective tax rate)	$(5.18)	$(2.09)	$(9.70)	$(8.70)

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

Accounts receivable, net consists of the following:

	October 2, 2025	December 31, 2024
Trade receivables	$299.0	$371.9
Other	34.6	33.2
Less: allowance for credit losses	(10.0)	(9.8)
Accounts receivable, net	$323.6	$395.3

The Company has agreements (through its subsidiaries) to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus Group SE and its affiliates (collectively, “Airbus”), and Rolls-Royce PLC and its affiliates (collectively, “Rolls-Royce”) to third-party financial institutions. These programs were primarily entered into as a result of customers seeking payment term extensions with the Company and they continue to allow the Company to monetize the receivables prior to their payment date, subject to payment of a discount. No guarantees are delivered under the agreements. The Company’s ability to continue using such agreements is primarily dependent upon the strength of the applicable customer’s financial condition. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being derecognized from the Company’s Condensed Consolidated Balance Sheets. For the nine months ended October 2, 2025, $814.9 of accounts receivable were sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. The recorded net loss on sale of

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

receivables was $6.8 for the nine months ended October 2, 2025 and is included in other income and expense. See Note 21 Other Income (Expense), Net.

Allowance for Credit Losses

During the nine months ended October 2, 2025, there have been no significant changes in the factors that influenced management’s current estimate of expected credit losses, nor changes to the Company’s accounting policies or Current Expected Credit Losses methodology. The beginning balances, current period activity, and ending balances of the allocation for credit losses on accounts receivable and contract assets were not material.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customers within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended October 2, 2025, or the period ended September 26, 2024. See also Note 5 Accounts Receivable and Allowance for Credit Losses.

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

	October 2, 2025	December 31, 2024	Change
Contract assets	$476.4	$777.9	$(301.5)
Contract liabilities	(288.3)	(447.7)	159.4
Net contract assets (liabilities)	$188.1	$330.2	$(142.1)

For the period ended October 2, 2025, the decrease in contract assets reflects the net impact of less over time revenue recognition in relation to billed revenues during the period as well as impacts related to the improvements Spirit has made to its production and quality processes leading to higher output of physical deliveries during the first half of 2025. These improvements came as a result of the impact of changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS; however, the Company has begun to reduce that buildup resulting in a reduction in contract assets from their peak in the third quarter of 2024. The decrease in contract liabilities reflects the net impact of less deferred revenues recorded in excess of revenue recognized during the period. The Company recognized $106.2 of revenue that was included in the contract liability balance at the beginning of the period.

	September 26, 2024	December 31, 2023	Change
Contract assets	$1,082.4	$522.9	$559.5
Contract liabilities	(442.9)	(353.9)	(89.0)
Net contract assets (liabilities)	$639.5	$169.0	$470.5

For the period ended September 26, 2024, the increase in contract assets reflects the net impact of more over time revenue recognition in relation to billed revenues during the period as well as the impact of changes implemented by Boeing in March 2024 to introduce a new product verification process in Wichita, KS. This change in business process delayed delivery acceptances and caused a buildup of undelivered units in Wichita, KS. The increase in contract liabilities reflects the net impact of more deferred revenues recorded in excess of revenue recognized during the period and was primarily driven by receipts in both the Commercial and Defense & Space segments related to funding for specific program expenditures. The Company recognized $41.3 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following tables show disaggregated revenues for the periods ended October 2, 2025, and September 26, 2024:

	For the Three Months Ended		For the Nine Months Ended
Revenue	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
Contracts with performance obligations satisfied over time	$1,091.1	$1,057.6	$3,278.4	$3,392.8
Contracts with performance obligations satisfied at a point in time	494.3	413.0	1,463.9	1,272.5
Total Revenue	$1,585.4	$1,470.6	$4,742.3	$4,665.3

The following table disaggregates revenue by major customer:

	For the Three Months Ended		For the Nine Months Ended
Customer	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
Boeing	$951.7	$850.7	$2,802.0	$2,801.6
Airbus	367.9	299.8	1,117.9	954.0
Other	265.8	320.1	822.4	909.7
Total Revenue	$1,585.4	$1,470.6	$4,742.3	$4,665.3

The following table disaggregates revenue based upon the location where control of products is transferred to the customer:

	For the Three Months Ended		For the Nine Months Ended
Location	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
United States	$1,186.7	$1,132.8	$3,525.9	$3,606.6
International
United Kingdom	184.6	148.6	521.9	464.5
Other	214.1	189.2	694.5	594.2
Total International	398.7	337.8	1,216.4	1,058.7
Total Revenue	$1,585.4	$1,470.6	$4,742.3	$4,665.3

Remaining Performance Obligations

Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2025	2026	2027	2028 and after
Unsatisfied performance obligations	$1,498.9	$5,154.6	$4,370.8	$1,116.9

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

	October 2, 2025	December 31, 2024
Raw materials	$360.8	$468.7
Work-in-process(1)	774.0	1,333.7
Finished goods	79.1	71.0
Product inventory	1,213.9	1,873.4
Capitalized pre-production	—	18.3
Total inventory, net	$1,213.9	$1,891.7

(1)Work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized over time using an input method. For the periods ended October 2, 2025 and December 31, 2024, work-in-process inventory includes $554.3 and $491.8, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the periods.

Product inventory, summarized in the table above, is shown net of valuation reserves of $153.5 and $161.5 as of October 2, 2025 and December 31, 2024, respectively.

Excess capacity and abnormal production costs are excluded from inventory and recognized as expense in the period incurred. Cost of sales for the three and nine months ended October 2, 2025 includes period expense of $55.2 and $146.1, respectively, for excess capacity production costs related to temporary B737 MAX and A220 production schedule changes. Cost of sales for the three and nine months ended September 26, 2024 includes period expense of $70.1 and $142.5, respectively, for excess capacity production costs related to temporary B737 MAX and A220 production schedule changes, and ($0.1) and $0.7 of restructuring costs, respectively.

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	October 2, 2025	December 31, 2024
Land	$10.7	$28.8
Buildings (including improvements)	1,016.4	1,315.7
Machinery and equipment	2,060.2	2,513.3
Tooling	812.0	1,033.3
Capitalized software	340.7	341.5
Construction-in-progress	154.5	154.5
Total	4,394.5	5,387.1
Less: accumulated depreciation	(2,967.3)	(3,439.2)
Property, plant and equipment, net	$1,427.2	$1,947.9
Capitalized interest was $2.8 and $1.9 for the three months ended October 2, 2025 and September 26, 2024, respectively, and $7.8 and $4.7 for the nine months ended October 2, 2025 and September 26, 2024, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $46.7 and $52.0 for the three months

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

ended October 2, 2025 and September 26, 2024, respectively, and $140.4 and $149.7 for the nine months ended October 2, 2025 and September 26, 2024, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software. Depreciation expense related to capitalized software was $1.4 and $4.3 for the three months ended October 2, 2025 and September 26, 2024, respectively, and $4.6 and $13.3 for the nine months ended October 2, 2025 and September 26, 2024, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the period ended October 2, 2025, there were no events which would require the Company to update its impairment analysis. The Company recorded $1.4 and $6.8 of fixed asset impairment charges during the three and nine months ended October 2, 2025, respectively. The Company recorded $0.2 of fixed asset impairment charges during the three and nine months ended September 26, 2024, respectively. For additional information on intangible asset impairment charges, see Note 11 Other Assets, Goodwill, and Intangible Assets.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Components of lease expense:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
Operating lease cost	$4.2	$3.8	$12.1	$10.9
Finance lease cost:
Amortization of assets	6.2	9.5	20.8	29.1
Interest on lease liabilities	1.3	1.9	4.3	5.9
Total net lease cost	$11.7	$15.2	$37.2	$45.9

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.2	$3.8	$12.0	$11.2
Operating cash flows from finance leases	$1.3	$1.9	$4.3	$5.9
Financing cash flows from finance leases	$10.2	$13.0	$32.0	$39.5

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$0.4	$5.4	$1.8

Supplemental balance sheet information related to leases:

	October 2, 2025	December 31, 2024
Finance leases:
Property and equipment, gross	$285.0	$333.3
Accumulated amortization	(151.6)	(163.8)
Property and equipment, net	$133.4	$169.5

The weighted average remaining lease term as of October 2, 2025 for operating and finance leases was 39.3 years and 4.9 years, respectively. The weighted average discount rate as of October 2, 2025 for operating and finance leases was 6.7% and 6.6%, respectively. The weighted average remaining lease term as of December 31, 2024 for operating and finance leases was 35.1 years and 4.6 years, respectively. The weighted average discount rate as of December 31, 2024 for operating and finance leases was 5.8% and 6.6%, respectively. See Note 15 Debt for current and non-current finance lease obligations.

As of October 2, 2025, remaining maturities of lease liabilities were as follows:

	2025	2026	2027	2028	2029	2030 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$3.3	$11.2	$8.6	$7.8	$6.7	$141.4	$179.0	$(111.9)	$67.1
Financing Leases	$9.0	$28.2	$13.4	$6.6	$2.5	$18.8	$78.5	$(11.3)	$67.2

As of October 2, 2025, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $6.3 and $5.9, respectively, for manufacturing equipment, software, and facilities that are in

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

various phases of construction or customization for the Company’s ultimate use, with lease terms between 3 and 20 years. The Company’s involvement in the construction and design process for these assets is generally limited to project management.

11.  Other Assets, Goodwill, and Intangible Assets

Other current assets are summarized as follows:

	October 2, 2025	December 31, 2024
Prepaid expenses	$26.2	$41.4
Income tax receivable	0.7	6.6
Other assets - short-term	9.1	10.0
Total other current assets	$36.0	$58.0

Other assets are summarized as follows:

	October 2, 2025	December 31, 2024
Supply agreements (1)	$—	$0.7
Equity in net assets of affiliates	—	0.9
Restricted cash - collateral requirements	33.8	29.5
Rotables	43.1	43.0
Bond collateral	—	11.2
Other	3.3	19.9
Total other long-term assets	$80.2	$105.2

(1)    Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

Goodwill is summarized as follows:

		Changes in Goodwill Balance
	Balance at					Balance at
Segment	December 31, 2024	Acquisitions	Assets Held for Sale	Adjustments/Other	Currency Exchange	October 2, 2025
Commercial	$296.5	$—	$(6.2)	$—	$0.2	$290.5
Defense & Space	12.1	—	—	—	—	12.1
Aftermarket	321.4	—	—	—	—	321.4
	$630.0	$—	$(6.2)	$—	$0.2	$624.0
The total goodwill value includes no accumulated impairment loss in any of the periods presented. The Company assesses goodwill for impairment annually or more frequently if events or circumstances indicate that the fair value of a reporting unit that includes goodwill may be lower than its carrying value. For the period ended October 2, 2025, there were no events or circumstances which would require the Company to update its goodwill impairment analysis.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Intangible assets are summarized as follows:

	October 2, 2025	December 31, 2024
Intangible assets
Favorable leasehold interests	$2.8	$2.8
Developed technology asset	62.0	62.0
Customer relationships intangible asset	137.2	137.2
Total intangible assets	202.0	202.0
Less: Accumulated amortization - favorable leasehold interest	(2.3)	(2.2)
Accumulated amortization - developed technology asset	(20.3)	(17.2)
Accumulated amortization - customer relationship	(61.9)	(33.1)
Intangible assets, net	$117.5	$149.5
Amortization expense was $2.6 and $3.8 for the for the three months ended October 2, 2025 and September 26, 2024, respectively, and $8.8 and $11.4 for the nine months ended October 2, 2025 and September 26, 2024, respectively. During the nine months ended October 2, 2025, as a result of entering into the Purchase Agreement with Airbus in April 2025, the Company recorded $23.2 of intangible asset impairment charges on the customer relationship intangible assets attributed to Airbus. This charge was recorded to Selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations.

The amortization for each of the five succeeding years relating to intangible assets currently recorded in the Condensed Consolidated Balance Sheets and the weighted average amortization is estimated to be the following as of October 2, 2025:

Year	Customer relationships	Favorable leasehold interest	Developed technology	Total
remaining in 2025	$1.6	$—	$1.0	$2.6
2026	6.3	0.1	4.1	10.5
2027	6.3	0.1	4.1	10.5
2028	6.3	0.1	4.1	10.5
2029	5.9	0.1	4.1	10.1
2030	5.5	—	4.1	9.6

Weighted average amortization period	12.7 years	3.8 years	10.1 years	11.8 years

12.  Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Special Business Provisions and General Terms Agreement (collectively, the “B787 Supply Agreement”) that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were initially scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, Spirit signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments that otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1001 through 1120. On December 21, 2018, Spirit signed a memorandum of agreement with Boeing that again suspended the advance repayments beginning with line unit 818. The advance repayments resumed in 2022 at a lower rate of $0.45 per shipset at line unit number 1135 through March 2025 when the repayments were again suspended from line unit 1248 to 1273. The range of line units for which repayment was suspended was adjusted again in July 2025 to extend from line unit 1248 to 1289. The repayments will resume at varying rates of $0.45, $0.9 or $1.4 on line unit groupings between line units 1290 through 1605.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $27.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of October 2, 2025, the amount of advance payments received from Boeing under the B787 Supply Agreement and not yet repaid was approximately $161.2.

In support of tooling and capital expenditures for future production rate increases on the B787 program, the memorandum of agreement entered into on October 12, 2023 between Boeing and Spirit (the “2023 MOA”) included an agreement for Boeing to advance Spirit a total of $71.7 in quarterly installments beginning October 2023 through April 2025. Spirit will align the repayment plan to coincide with deliveries to Boeing beginning April 2025 through October 2027. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advance prior to October 31, 2027, the remaining balance up to the $71.7 will be due in the fourth quarter of 2027. As of October 2, 2025, the amount of advance payments received by Spirit from Boeing and not yet repaid was approximately $55.9.

Other. The Advance payments, long-term line item on the Condensed Consolidated Balance Sheets for the period ended October 2, 2025 includes $19.0 related to payments received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine, and $7.0 of other customer advances that will be repaid over certain deliveries in 2026.

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

At October 2, 2025, the Company’s long-term debt includes a senior secured term loan, senior notes, and bridge credit facility described further under Note 15 Debt. The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt. See also Note 14 Derivative and Hedging Activities and Note 16 Pension and Other Post-Retirement Benefits.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	October 2, 2025			December 31, 2024
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan B (including current portion)	$568.5	$572.8	(2)	$570.1	$577.6	(2)
Delayed-draw bridge loan	350.9	350.9	(1)	347.9	347.9	(1)
Exchangeable senior notes due 2028	224.8	337.4	(2)	223.6	310.4	(2)
Senior notes due 2025	—	—	(1)	20.8	20.5	(1)
Senior secured notes due 2026	299.7	298.5	(1)	299.5	292.4	(1)
Senior notes due 2028	697.9	697.5	(1)	697.3	661.7	(1)
Senior secured first lien notes due 2029	891.2	940.2	(1)	889.9	953.1	(1)
Senior secured second lien notes due 2030	1,183.7	1,303.4	(1)	1,181.9	1,308.9	(1)
Total	$4,216.7	$4,500.7		$4,231.0	$4,472.5

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

The foreign currency exchange contracts are measured within Level 1 of the Fair Value hierarchy. See Note 13 Fair Value Measurements.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction settles or in the period in which the forecasted transactions impact earnings. The gain (loss) recognized in AOCI associated with our hedging transactions is presented in the following table:

	Three Months Ended		Nine Months Ended
	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
Recognized in total other comprehensive loss:
Foreign currency exchange contracts	$—	$2.5	$—	$1.5

The following table summarizes the gains/(losses) associated with our hedging transactions reclassified from AOCI to earnings:

	Three Months Ended		Nine Months Ended
	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
Foreign currency exchange contracts:
Other (expense) income	$—	$3.0	$0.9	$2.9

As of October 2, 2025, there were no outstanding foreign currency forward contracts.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

15.  Debt

Total debt shown on the Condensed Consolidated Balance Sheets is comprised of the following:

	October 2, 2025		December 31, 2024
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan B	$5.8	$562.7	$5.8	$564.3
Delayed-draw bridge loan	350.9	—	347.9	—
Exchangeable senior notes due 2028	—	224.8	—	223.6
Senior notes due 2025	—	—	20.8	—
Senior secured notes due 2026	299.7	—	—	299.5
Senior notes due 2028	—	697.9	—	697.3
Senior secured first lien notes due 2029	—	891.2	—	889.9
Senior secured second lien notes due 2030	—	1,183.7	—	1,181.9
Present value of finance lease obligations	29.2	38.0	40.6	62.1
Other	5.3	49.4	9.4	51.1
Total	$690.9	$3,647.7	$424.5	$3,969.7

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

As of October 2, 2025, the outstanding balance of the Amended Credit Agreement was $576.2 and the carrying value was $568.5.

As of October 2, 2025, the Company was in compliance with all covenants in the Amended Credit Agreement.

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

As of October 2, 2025, the outstanding balance of the Amended and Restated Bridge Credit Agreement was $350.0 and the carrying value was $350.9.

As of October 2, 2025, the Company was in compliance with all covenants in the Amended and Restated Bridge Credit Agreement.

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

During the nine months ended October 2, 2025, no adjustments were made to the conversion or exercise prices of the Exchangeable Senior Notes.

As of October 2, 2025, the outstanding balance of the Exchangeable Senior Notes was $230.0 and the carrying value was $224.8. Interest expense recognized for the nine months ended October 2, 2025 was $5.6. During the nine months ended October 2, 2025, $1.2 of debt issuance costs were amortized. Unamortized debt issuance costs at October 2, 2025 related to the Exchangeable Senior Notes were $5.2.

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

As of October 2, 2025, the outstanding balance of the Second Lien 2030 Notes was $1,200.0 and the carrying value was $1,183.7.

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

As of October 2, 2025, the outstanding balance of the First Lien 2029 Notes was $900.0 and the carrying value was $891.2.

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

As of October 2, 2025, the outstanding balance of the 2025 Notes was $0.0 and the carrying value was $0.0.

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

As of October 2, 2025, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $299.7.

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

As of October 2, 2025, the outstanding balance of the 2028 Notes was $700.0 and the carrying value was $697.9.

The 2028 Notes mature on June 15, 2028.

As of October 2, 2025, the Company was in compliance with all covenants contained in the indentures governing the Second Lien 2030 Notes, First Lien 2029 Notes, 2026 Notes, and the 2028 Notes.

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Nine Months Ended
Components of Net Periodic Pension Expense (Income)	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
Service cost	$0.3	$0.6	$1.9	$1.9
Interest cost	19.8	17.9	55.9	53.2
Expected return on plan assets	(22.2)	(21.9)	(62.7)	(65.1)
Amortization of net loss	(0.1)	—	—	0.1
Net periodic pension income	$(2.2)	$(3.4)	$(4.9)	$(9.9)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	Other Benefits
	For the Three Months Ended		For the Nine Months Ended
Components of Other Benefit Expense (Income)	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
Service cost	$0.1	$0.1	$0.3	$0.4
Interest cost	0.5	0.3	1.1	1.1
Amortization of prior service cost	0.4	0.4	1.1	1.1
Amortization of net gain	(0.1)	(0.7)	(1.0)	(1.6)
Net periodic other benefit expense	$0.9	$0.1	$1.5	$1.0

The components of net periodic pension expense (income) and other benefit expense (income), other than the service cost component, are included in Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations. See Note 21 Other Income (Expense), Net.

Effective October 1, 2021, the Company spun off a portion of the existing PVP A, to a new plan called PVP B (“PVP B”). As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At October 2, 2025, a pension reversion asset of $6.4 is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over the next four years as they are distributed to employees under a qualified compensation and benefit program. Restricted plan assets are valued at fair value with gain or loss on fair value adjustments recognized within other income. The underlying investments’ fair value measurement levels under the FASB’s authoritative guidance on fair value measurements are Level 2, see Note 13 Fair Value Measurements.

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

The Company recognized a net total of $5.3 and $9.3 of stock compensation expense for the three months ended October 2, 2025 and September 26, 2024, respectively, and a net total of $21.1 and $28.8 of stock compensation expense for the nine months ended October 2, 2025 and September 26, 2024, respectively.

During the nine months ended October 2, 2025, 513,639 time or service-based restricted stock units (“RSUs”) were granted with an aggregate grant date fair value of $17.4 under the Company’s LTIP. Awards typically vest over a three-year period, beginning on the date of grant. Values for these awards are based on the value of Holdings Common Stock on the grant date.

During the nine months ended October 2, 2025, 53,944 shares of restricted Common Stock and 7,576 non-employee director restricted stock units (“DRSUs”) were granted to the Board of Directors of the Company (the “Board”) with an aggregate grant date fair value of $2.3. Both types of awards vest if the non-employee director remains continuously in service for the entire one-year term to which the grant relates. If the non-employee director incurs a termination for any reason before the end of the term (before the annual meeting of stockholders following the grant), the awards are forfeited. Upon vesting, shares relating to restricted Common Stock awards are delivered to the director free of restriction; however, vested shares of Common Stock underlying DRSUs are not delivered to the director until the date that the director leaves the Board. Values for these awards are based on the value of Common Stock on the grant date.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

During the nine months ended October 2, 2025, 269,470 shares of Holdings Common Stock with an aggregate grant date value of $9.7 vested under the Company’s LTIP. Additionally, 30,590 shares of Common Stock previously granted to the Board vested with an aggregate grant date fair value of $1.0, and 29,592 DRSUs previously awarded to the Board vested with an aggregate grant date fair value of $1.0.

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

The Company recognized no stock compensation expense related to the ESPP for the three and nine months ended October 2, 2025, respectively. The Company recognized $0.8 and $2.0 of stock compensation expense related to the ESPP for the three and nine months ended September 26, 2024, respectively.

Further purchases under the ESPP after the offering period that closed on September 30, 2024 were suspended pursuant to the Merger Agreement. If the Merger is completed, the ESPP will be terminated. See Note 1 Organization, Basis of Interim Presentation and Recent Developments.

18. Income Taxes

At interim periods, income tax related to ordinary income or loss is typically computed at an estimated annual effective tax rate (“AETR”), and income tax related to all other items is typically computed individually and recognized when the items occur (i.e., discretely). In the second quarter of 2025, the Company determined that a reliable estimate of the AETR for one of its non-U.S. subsidiaries could not be made, primarily due to the sensitivity of the estimated AETR to changes in forecasted pre-tax earnings in relation to significant permanent differences. As a result, the income tax provision for the six months ended July 3, 2025 was calculated based on 2025 year-to-date results for one subsidiary, and an estimate of the AETR, adjusted for discrete items, for all other entities. In the third quarter of 2025, the Company determined that a reliable estimate of the AETR for the non-U.S. subsidiaries could be made and adjusted the tax provision calculation to use the estimated AETR, adjusted for discrete items for the nine months ended October 2, 2025.

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding our prior earnings history, including the forward losses previously recognized in the U.S., the Company has recorded a valuation allowance against U.S. deferred tax assets. Increases in the valuation allowances recorded against U.S. deferred tax assets in the nine months ended October 2, 2025 were $393.3. This is comprised of $0.0 related to other comprehensive income (“OCI”) and $393.3 from continuing operations. As of October 2, 2025, the total net U.S. deferred tax asset before the valuation allowance was $1,241.9 and the total net U.S. valuation allowance was $1,269.8. The net U.S. deferred tax liability after valuation allowances was $27.9.

The Company has determined a valuation allowance on certain U.K. deferred tax assets is needed based upon cumulative losses generated in the U.K. Increases in the valuation allowances recorded against U.K. deferred tax assets in the nine-month period ended October 2, 2025 were $109.2. This is comprised of ($0.6) related to other comprehensive income (“OCI”) and $109.8 from continuing operations, including utilization of net operating losses. As of October 2, 2025, the total net U.K. deferred tax asset before the valuation allowance was $608.0 and the total net U.K. valuation allowance was $613.2. The net U.K. deferred tax liability after valuation allowance was $5.2.

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
The (1.53%) effective tax rate for the nine months ended October 2, 2025 differs from the (1.07%) effective tax rate for the same period of 2024 primarily due to changes in the valuation allowances recorded on U.S. and U.K. deferred tax assets. As the Company is currently reporting a pre-tax loss for the nine months ended October 2, 2025, an increase in the effective tax rate results in an increase of income tax benefits, while a decrease in the rate results in a reduction of income tax benefits.

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

The State of Kansas enacted new tax legislation during the second quarter of 2025. Included in this legislation were changes to move Kansas to single sales apportionment for years starting in 2027 and to provide for a deferred tax impact deduction if the imposition of the single sales apportionment factor results in a decrease in Kansas net deferred tax assets. Before the valuation allowance, this will have a material impact on the Company’s Kansas deferred tax assets and liabilities. After the valuation allowance, this will have an immaterial impact on the Company’s Kansas deferred tax assets and liabilities. This impact has been recorded to the financial statements for the nine months ended October 2, 2025.

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

On July 4, 2025, P.L. 119-21, commonly known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA includes a broad range of business tax reform provisions including enhanced deductibility of bonus depreciation, domestic research costs, and interest expense, as well as various changes to U.S. taxability of non-U.S. operations. The Company has updated tax calculations for the OBBBA and has concluded the impact of the legislation will not have a material impact on its financial statements or cash taxes in 2025.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of October 2, 2025, no treasury shares have been reissued or retired.

The total authorization amount remaining under the current share repurchase program is approximately $925.0. During the nine-month period ended October 2, 2025, the Company did not repurchase any shares of Holdings Common Stock under this share repurchase program. Share repurchases are currently on hold. The Credit Agreement imposes restrictions on the Company’s ability to repurchase shares.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	October 2, 2025			September 26, 2024
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(724.3)	117.6	$(6.16)	$(476.9)	117.2	$(4.07)
Income allocated to participating securities	—	—		—	—
Net loss	$(724.3)			$(476.9)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(724.3)	117.6	$(6.16)	$(476.9)	117.2	$(4.07)

	For the Nine Months Ended
	October 2, 2025			September 26, 2024
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Loss available to common stockholders	$(1,968.2)	117.5	$(16.75)	$(1,508.9)	116.7	$(12.93)
Income allocated to participating securities	—	—		—	—
Net loss	$(1,968.2)			$(1,508.9)

Diluted potential common shares		—			—
Diluted EPS
Net loss	$(1,968.2)	117.5	$(16.75)	$(1,508.9)	116.7	$(12.93)

Included in the outstanding Holdings Common Stock were 0.1 million and 0.0 million of issued but unvested shares at October 2, 2025 and September 26, 2024, respectively, which are excluded from the basic Earnings Per Share (“EPS”) calculation.

Shares of Holdings Common Stock of 8.5 million and 8.5 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three and nine months ended October 2, 2025, as the effect would have been antidilutive. Additionally, diluted EPS for the three and nine months ended October 2, 2025 excludes 0.1 million and 0.1 million shares, respectively, that may be dilutive shares of Holdings Common Stock in the future but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Shares of Holdings Common Stock of 8.7 million and 8.9 million, respectively, were excluded from diluted EPS as a result of incurring a net loss for the three and nine months ended September 26, 2024, as the effect would have been antidilutive. Additionally, diluted EPS for the three and nine months ended September 26, 2024 excludes 0.3 million and 0.2 million shares, respectively, that may be dilutive shares of Holdings Common Stock in the future but were not included in the computation of diluted EPS because the effect was either antidilutive or the performance condition was not met.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	October 2, 2025	December 31, 2024
Pension	$(15.4)	$(17.2)
SERP/Retiree medical	6.9	6.8
Derivatives - foreign currency hedge	—	0.7
Foreign currency impact on long-term intercompany loan	(12.5)	(15.2)
Currency translation adjustment	(33.2)	(75.2)
Total accumulated other comprehensive loss	$(54.2)	$(100.1)

Amortization or settlement cost recognition of the pension plans’ net gain/(loss) reclassified from accumulated other comprehensive loss and realized into cost of sales and selling, general and administrative expense on the Condensed Consolidated Statements of Operations was ($0.3) and $0.4 for the three months ended October 2, 2025 and September 26, 2024, respectively, and ($0.2) and $0.6 for the nine months ended October 2, 2025 and September 26, 2024, respectively.

20.  Commitments, Contingencies and Guarantees

Litigation

On May 3, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, its former Chief Executive Officer, Tom Gentile III, and its Senior Vice President and Chief Financial Officer, Mark J. Suchinski. An Amended Complaint was filed on December 19, 2023, and a Second Amended Complaint was filed, with leave of the Court, on March 12, 2024. The lawsuit was brought on behalf of certain purchasers of securities of the Company, who allege purported misstatements and omissions concerning alleged faulty production controls and alleged quality and safety issues (the “Securities Class Action”). The specific claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and (ii) violations of Section 20(a) of the Exchange Act against the individual defendants. The plaintiffs seek monetary damages. On May 13, 2024, the Company filed a motion to dismiss. On January 22, 2025, following mediation and while the motion to dismiss remained pending, the parties to this lawsuit, including the Company, entered into a binding term sheet to settle all claims asserted in the lawsuit against all defendants. The Company expects the settlement payment to be substantially covered by its insurance arrangements. The parties have entered a more detailed Settlement Agreement that has superseded the binding term sheet and which remains subject to judicial approval that has been sought jointly by the parties. On September 4, 2025, the court granted preliminary approval for the settlement, subject to further consideration at a settlement hearing to take place in 2026.

Spirit has been involved in litigation in the 10th Circuit Court of Appeals (the “Appellate Court”) with its former Chief Executive Officer, Larry Lawson, over Lawson’s disputed violation of a restrictive covenant in his retirement and consulting agreement. On October 19, 2021, the U.S. District Court for the District of Kansas (the “District Court”), ruled in favor of Lawson and awarded him $44.8 for benefits withheld in connection with the disputed violation, as well as post-judgment interest at the rate of 4.25%.

Spirit appealed the judgment to the Appellate Court. On February 27, 2023, the Appellate Court issued an opinion reversing the District Court decision and concluding that Lawson had violated the terms of the restrictive covenant and remanded for the District Court to address whether the restrictive covenant that Lawson violated was enforceable under Kansas law. On June 15, 2023, the District Court held that the restrictive covenant was enforceable as a matter of Kansas law. The District Court entered judgment in favor of Spirit on June 27, 2023. Lawson appealed the District Court’s latest decision, and on April 25, 2025, the Appellate Court affirmed the District Court’s judgment. The time for Lawson to seek further review of this decision expired on July 24, 2025. A liability for the full amount of the award issued on October 19, 2021, plus accrued interest through March 28, 2023, was recognized. As a result of the conclusion to this litigation, the Company reversed accrued liabilities of approximately $47.5 in the third quarter of 2025.

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

Contingencies

During the first three quarters of 2025, the Company updated its estimated cost to satisfy customer firm orders on the A350, A330, and A220 programs. Based on these estimates, and management’s evaluation of key macroeconomic assumptions including the probability that these performance obligations would be exercised, management determined that it is probable each of these programs' performance obligations will extend beyond the period of time for which the Company has recorded forward losses. The key drivers of the additional forward losses are foreign exchange rates, customer driven schedule changes, supply chain cost growth and production performance on the A350, A330 and A220 programs. As a result, the Company recorded incremental forward losses during the first three quarters of 2025 of $471.3 on the A350, A330 and A220 programs for production of expected firm orders through January 2030. Additional losses beyond what has been reserved could occur if there are unexpected changes to current assumptions in macroeconomic factors relevant to the Company's cost to complete all firm orders. As a result, while the Company does not believe incremental losses beyond those currently recorded are evident, it is reasonably possible one or more of these programs could be performed at a loss incremental to forward losses previously recorded for production outside of the timeframe or for orders that may be placed in addition to those assessed as of October 2, 2025 highlighted above. The Company continues to evaluate all options to reduce or eliminate recorded forward losses prospectively, including, but not limited to, continued active negotiations with its A220, A330 and A350 customer, regarding, among other things, elements of price.

Guarantees

Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $26.8 and $24.9 at October 2, 2025 and December 31, 2024, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Restricted Cash - Collateral Requirements

The Company was required to maintain $33.8 and $29.5 of restricted cash as of October 2, 2025 and December 31, 2024, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in Other assets in the Company's Condensed Consolidated Balance Sheets.

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

Service and Product Warranties and Extraordinary Rework

Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are evaluated on a quarterly basis. These costs are accrued and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, the Company considers other factors including the experience of other entities in the same business and management judgment, among others. Service warranty and extraordinary rework is reported in current liabilities and other liabilities on the Company’s Condensed Consolidated Balance Sheets.

During the nine months ended October 2, 2025, the Company updated its estimate related to a specific warranty issue involving parts affected by the titanium records and certifications that are alleged to have been counterfeited and has established a specific warranty reserve of $115.5 for that matter. The Company believes it has certain contractual rights related to recovery from suppliers and is aggressively pursuing these.

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regard to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims; however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $2.3 as of October 2, 2025 and December 31, 2024. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $3.4 as of October 2, 2025 and December 31, 2024.

The following is a roll forward of the service warranty and extraordinary rework balance at October 2, 2025:

Balance, December 31, 2024	$86.7
Charges (release) to costs and expenses	118.2
Payouts	(2.6)
Exchange rate	0.1
Balance, October 2, 2025	$202.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

21.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
Kansas Development Finance Authority bond	$0.9	$0.8	$2.7	$2.6
Interest income	2.6	1.2	7.1	7.8
Foreign currency (losses) gains (1)	9.4	(28.0)	(36.8)	(24.1)
Gain on foreign currency forward contract	—	3.0	0.9	2.9
Loss on sale of accounts receivable	(2.0)	(13.6)	(6.8)	(35.1)
Pension income	1.7	4.0	5.6	11.2
Other (2)	1.7	(0.4)	(2.6)	4.4
Total	$14.3	$(33.0)	$(29.9)	$(30.3)
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

22.  Customer Financing

On November 8, 2024, we entered into an advance payments agreement with Boeing to provide up to $350.0 of cash advances for the sole purpose of producing and maintaining readiness to produce products as defined in existing contracts at the rates required by Boeing. These advances were intended to address Spirit’s higher levels of inventory and contract assets, lower operational cash flows, decrease in expected deliveries to Boeing and higher factory costs to maintain rate readiness, attributed to product quality verification process enhancements (including moving such process from Renton, Washington, to Wichita, Kansas), the lingering effects of the 2024 strike by Boeing employees and limitations on Boeing increasing production rates. In the third quarter of 2025, the Company executed three separate amendments with Boeing to secure additional operational cash flows which aggregated in total to $120.0, all of which was received prior to the end of the third quarter. As of October 2, 2025, we had $478.6 outstanding under this advance agreement, including $8.6 of capitalized interest.

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

Included in the Customer financing, short-term and long-term line items on the Company’s Condensed Consolidated Balance Sheet as of October 2, 2025, are liabilities related to the customer financing of $180.0 from Boeing received in the twelve months ended December 31, 2023. Per the terms of the January 2025 amended agreement, equal payments of $45.0 are due in October, November and December of 2026 with the final $45.0 payment due in December 2027. As of October 2, 2025, $45.0 is included in Customer financing, short-term while the remaining $135.0 is included in Customer financing, long-term.

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

On April 23, 2025, Spirit, acting on its own behalf and on behalf of Spirit Europe, Short Brothers plc, and Spirit NC, entered into a Memorandum of Agreement with Airbus S.A.S. (the “April 2025 Airbus MOA”) under which Airbus S.A.S. has agreed to, among other things, provide two non-interest bearing lines of credit to Spirit NC, each in the amount of $100.0, each of which will be used to support the continued production of specified Airbus programs. Under the terms of the April 2025 Airbus MOA, these amounts, and the related repayment obligations, will be directly or indirectly assumed by Airbus S.A.S. or one of its affiliates upon the Airbus Closing or, if earlier, repaid to Airbus on April 1, 2026. In the second quarter of 2025, the Company received $200.0 under the April 2025 Airbus MOA in addition to $0.6 related to an additional advance that is subject to the same terms and conditions. During the third quarter of 2025, Spirit entered into four separate amendments of this MOA with Airbus to secure additional operational cash flows which aggregated in total to $59.0, all of which was received by the end of the third quarter of 2025. The total amount outstanding under this agreement at October 2, 2025 was $259.6.

On June 28, 2024, Spirit, acting on its own behalf and on behalf of Spirit Europe and Short Brother plc, entered into a Memorandum of Agreement with Airbus S.A.S. (the “2024 Airbus MOA”) to receive $50.0 in advances related to certain program related expenditures. During the three months ended September 26, 2024, the Company received $27.4 of the advances. The remaining $22.6 was received on October 2, 2024. The 2024 Airbus MOA was amended on October 6, 2024 to include Spirit NC and provide for an additional $12.0 for specified expenditures. The additional $12.0 was received on October 8, 2024. It was amended again on November 12, 2024, effective November 8, 2024, to increase the funding capacity by $57.0. On December 18, 2024, Spirit received $20.0 of the additional capacity with an additional $15.0 received on January 31, 2025 and the remaining $15.0 received in February 2025. On January 17, 2025, the second amended and restated agreement was amended to increase the funding capacity by $8.0 which was received in January 2025. Per the terms of the amended memorandum of agreement, these amounts will be assumed by Airbus upon the Airbus Closing, or, if earlier, repaid to Airbus on April 1, 2026. On July 11, 2025, the Company entered into a third amended and restated memorandum of agreement to the original 2024 Airbus MOA, under which Airbus S.A.S., directly or through its affiliates, extended certain financial assistance to Spirit and certain of its subsidiaries (together, the “Supplier”) in respect of specified contracts under which Spirit and certain of its subsidiaries are suppliers to Airbus S.A.S. or affiliates of Airbus S.A.S. This third amendment and restatement restated and superseded the 2024 Airbus MOA. Under this amended and restated MOA, subject to the terms and conditions therein, Airbus S.A.S. has agreed to, among other things, provide an additional $94.0 support package paid to the Supplier (for a total of $152.0), which shall be used solely and exclusively in relation to Airbus programs. In July 2025, Spirit repaid $7.5 related to the $8.0 received as part of the second amended and restated agreement.

Advances on the A350 Program. During the twelve months ended December 31, 2023, the Company received an advance payment from Airbus of $100.0 under an agreement between Airbus S.A.S. and Spirit AeroSystems (Europe) Limited (“Spirit Europe”) signed on June 23, 2023 (the “A350 Agreement”). The A350 Agreement provides for up to $100.0 of advances that were originally required to be repaid along with a nominal fee to Airbus by way of offset against the purchase price of certain A350 FLE shipset deliveries in 2025. To the extent actual deliveries in 2025 were insufficient to offset the advance amount, any amount not offset against deliveries would have been due and payable to Airbus per the terms of the Purchase Agreement. However, per the terms of the Purchase Agreement, these payments will not be offset against deliveries but instead be due at the closing of the divestiture of the Airbus businesses. As of October 2, 2025, we had $102.5 outstanding under this agreement, including $2.5 of capitalized interest. In connection with the A350 Agreement, Spirit Europe has pledged certain program assets including work in process inventories and raw materials at Spirit’s Scotland facility in an amount sufficient to cover the advances. See also the disclosure under the heading “Stock and Asset Purchase Agreement with Airbus” in Note 1 Organization, Basis of Interim Presentation and Recent Developments.

Given these terms, $746.7 of the advances is included in the Customer financing, short-term line item and $336.9 of the advances is included in the Customer financing, long-term line item on the Company’s Condensed Consolidated Balance Sheet as of October 2, 2025. These balances reflect the impact of held-for-sale treatment of $493.1 of Airbus advances related to the Airbus Purchase Agreement. See Note 26 Dispositions.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

23.  Segment Information

The Company operates in three principal segments: Commercial, Defense & Space and Aftermarket. Approximately 83% of the Company’s net revenues for the nine months ended October 2, 2025 came from the Company’s two largest customers, Boeing and Airbus. Boeing represents a substantial portion of the Company’s revenues across segments. Airbus represents a substantial portion of revenues in the Commercial segment. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.

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

The Company’s Commercial segment includes design and manufacturing of forward, mid, and rear fuselage sections and systems, struts/pylons, nacelles (including thrust reversers) and related engine structural components, wings, and wing components (including flight control surfaces), as well as other miscellaneous structural parts for large commercial aircraft and/or business/regional jets. Sales from this segment are primarily to the aircraft OEMs or engine OEMs of large commercial aircraft and/or business/regional jet programs. Approximately 63% and 67% of Commercial segment net revenues came from the Company’s contracts with Boeing for the nine months ended October 2, 2025, and September 26, 2024, respectively. Approximately 31% and 26% of Commercial segment net revenues came from the Company’s contracts with Airbus for the nine months ended October 2, 2025, and September 26, 2024, respectively. The Commercial segment manufactures products at the Company’s facilities in Wichita, Kansas; Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Casablanca, Morocco; Belfast, Northern Ireland; and Subang, Malaysia. The Commercial segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

The Company’s Defense & Space segment includes design and manufacturing of fuselage, strut, nacelle, and wing aerostructures (primarily) for U.S. Government defense programs, including Boeing P-8 and KC-46 Tanker, which are commercial aircraft that are modified for military use. Sales from this segment are primarily to the prime contractors on various U.S. Government defense program contracts for which the Company is a sub-contractor. A significant portion of the Company’s Defense & Space segment revenues are represented by defense business that is classified by the U.S. Government and cannot be specifically described. A significant portion of Defense & Space segment net revenues came from the Company’s contracts with two individual customers for the nine months ended October 2, 2025, and September 26, 2024. The Defense & Space segment manufactures products at the Company’s facilities in Wichita, KS; Tulsa, OK; Belfast, Northern Ireland; and Prestwick, Scotland.

The Company’s Aftermarket segment includes design, manufacturing, and marketing of spare parts and maintenance, repair, and overhaul (“MRO”) services, repairs for flight control surfaces and nacelles, radome repairs, rotable assets, engineering services, advanced composite repair, and other repair and overhaul services. Approximately 51% and 56% of Aftermarket segment net revenues came from the Company’s contracts with a single customer for the nine months ended October 2, 2025, and September 26, 2024, respectively. The Aftermarket segment manufactures products at the Company's facilities in Wichita, KS; Tulsa, OK; Kinston, North Carolina; Dallas, TX; Prestwick, Scotland; Casablanca, Morocco; and Belfast, Northern Ireland.

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

The following tables show segment revenues and operating income (loss) for the three and nine months ended October 2, 2025 and September 26, 2024:

Three Months Ended October 2, 2025	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$1,170.1	$304.1	$111.2	$—	$1,585.4
Cost of sales	(1,740.4)	(307.8)	(101.6)	—	(2,149.8)
Excess capacity costs	(43.1)	(12.1)	—	—	(55.2)
Segment operating (loss) income	$(613.4)	$(15.8)	$9.6	$—	$(619.6)
Selling, general and administrative	—	—	—	(40.5)	(40.5)
Research and development	—	—	—	(9.3)	(9.3)
Gain on dispositions of businesses, net (1)	—	—	—	22.9	22.9
Operating (loss) income	$(613.4)	$(15.8)	$9.6	$(26.9)	$(646.5)
Interest expense and financing fee amortization	—	—	—	(94.5)	(94.5)
Other income, net	—	—	—	14.3	14.3
(Loss) income before income taxes and equity in net income of affiliates	$(613.4)	$(15.8)	$9.6	$(107.1)	$(726.7)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Three Months Ended September 26, 2024	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$1,139.8	$231.3	$99.5	$—	$1,470.6
Cost of sales	(1,373.5)	(182.2)	(90.8)	—	(1,646.5)
Excess capacity costs	(65.8)	(4.3)	—	—	(70.1)
Segment gross (loss) profit	$(299.5)	$44.8	$8.7	$—	$(246.0)
Restructuring costs	0.1	—	—	—	0.1
Segment operating (loss) income	$(299.4)	$44.8	$8.7	$—	$(245.9)
Selling, general and administrative	—	—	—	(93.8)	(93.8)
Research and development	—	—	—	(10.4)	(10.4)
Operating (loss) income	$(299.4)	$44.8	$8.7	$(104.2)	$(350.1)
Interest expense and financing fee amortization	—	—	—	(90.8)	(90.8)
Other expense, net	—	—	—	(33.0)	(33.0)
(Loss) income before income taxes and equity in net income of affiliates	$(299.4)	$44.8	$8.7	$(228.0)	$(473.9)

(1)During the three months ended October 2, 2025, the Company reversed the ($132.5) loss that was recorded in the second quarter of 2025 for a valuation allowance on assets held for sale in relation to the Company’s Airbus Business due to subsequent deterioration of the balance sheet. In the third quarter of 2025, the Company also recorded a ($109.6) loss for a valuation allowance on assets held for sale in relation to the Company’s Malaysia Business, resulting in a net reversal of loss of $22.9 reflected within (Gain) loss on dispositions of businesses, net in the Condensed Consolidated Statement of Operations for the three months ended October 2, 2025. See Note 26 Dispositions for additional information.

Nine Months Ended October 2, 2025	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$3,598.0	$831.1	$313.2	$—	$4,742.3
Cost of sales	(4,790.9)	(838.3)	(279.1)	—	(5,908.3)
Excess capacity costs	(119.6)	(26.5)	—	—	(146.1)
Segment operating (loss) income	$(1,312.5)	$(33.7)	$34.1	$—	$(1,312.1)
Selling, general and administrative	—	—	—	(239.6)	(239.6)
Research and development	—	—	—	(36.0)	(36.0)
Loss on dispositions of businesses, net (1)	—	—	—	(26.6)	(26.6)
Operating (loss) income	$(1,312.5)	$(33.7)	$34.1	$(302.2)	$(1,614.3)
Interest expense and financing fee amortization	—	—	—	(293.4)	(293.4)
Other expense, net	—	—	—	(29.9)	(29.9)
(Loss) income before income taxes and equity in net loss of affiliates	$(1,312.5)	$(33.7)	$34.1	$(625.5)	$(1,937.6)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Nine Months Ended September 26, 2024	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$3,662.3	$706.5	$296.5	$—	$4,665.3
Cost of sales	(4,581.4)	(603.3)	(253.1)	—	(5,437.8)
Excess capacity costs	(135.0)	(7.5)	—	—	(142.5)
Segment gross (loss) profit	$(1,054.1)	$95.7	$43.4	$—	$(915.0)
Restructuring costs	(0.7)	—	—	—	(0.7)
Segment operating (loss) income	$(1,054.8)	$95.7	$43.4	$—	$(915.7)
Selling, general and administrative	—	—	—	(258.9)	(258.9)
Research and development	—	—	—	(34.4)	(34.4)
Operating (loss) income	$(1,054.8)	$95.7	$43.4	$(293.3)	$(1,209.0)
Interest expense and financing fee amortization	—	—	—	(253.3)	(253.3)
Other expense, net	—	—	—	(30.3)	(30.3)
(Loss) income before income taxes and equity in net income of affiliates	$(1,054.8)	$95.7	$43.4	$(576.9)	$(1,492.6)

(1)During the nine months ended October 2, 2025, the Company completed the sale of its wholly owned subsidiary, Fiber Materials, Inc., and sold its equity in a Chinese joint venture, resulting in net gains of $81.2 and $1.8, respectively. In the second quarter of 2025, the Company also recorded a ($132.5) loss for a valuation allowance on assets held for sale in relation to the Company’s Airbus Business but reversed that charge in the third quarter of 2025 due to deterioration of the balance sheet. In the third quarter of 2025, the Company recorded a ($109.6) loss for a valuation allowance on assets held for sale in relation to the Company’s Malaysia Business. These dispositions resulted in a net loss of $26.6 reflected within (Gain) loss on dispositions of businesses, net in the Condensed Consolidated Statement of Operations for the nine months ended October 2, 2025. See Note 26 Dispositions for additional information.

24. Restructuring Costs

There were no restructuring costs for the three and nine months ended October 2, 2025.

The Company’s results of operations for the three and nine months ended September 26, 2024 includes restructuring costs related to a reduction in hourly production workforce due to high inventory levels.

Restructuring costs are presented separately as a component of operating loss on the Condensed Consolidated Statements of Operations. The total restructuring costs for the three and nine months ended September 26, 2024 were ($0.1) and $0.7, respectively, which was included in the segment operating margins for the Commercial segment.

25. Supplier Financing
The Company has provided certain suppliers with access to a supply chain financing program through facilities with a third-party financing institution. The Company’s suppliers’ ability to access the program is primarily dependent upon the strength of the Company’s financial condition and certain qualifying criteria. The program allows these suppliers to monetize their receivables prior to the contractual payment date, subject to payment of a discount. The capacity of the program is limited to $123.5 based on current limits with our third-party financing institution. If a supplier’s request exceeds the program limit, then it will be honored when capacity is available. Under the supply chain financing program, the Company agrees to pay the third-party financing institution the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, and suppliers have the ability to be paid from the third-party financing institution on an accelerated basis. The Company’s suppliers’ election to sell one or more of the Company’s confirmed obligations under the supply chain financing program is optional. The Company’s responsibility is limited to making payment on the terms originally negotiated with its suppliers for up to 120 days, regardless of whether the suppliers elect to sell their receivables to the third-party financing institution. Within the current population of qualified suppliers, there are no payment discounts offered or taken at

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

any point by the financing institution or by the Company. The Company or the third-party financing institution may terminate the agreement upon at least 45 days’ notice.

The balance of confirmed obligations outstanding to suppliers who elect to participate in the supply chain financing program is included in the Company’s Accounts payable balance on the Company’s Condensed Consolidated Balance Sheets. As of October 2, 2025, the balance of confirmed obligations outstanding was $123.1, an increase of $46.3 as compared to the balance as of December 31, 2024 of $76.8. In the comparable prior year period, confirmed obligations outstanding were $116.9 as of September 26, 2024, a decrease of $38.7 over the balance as of December 31, 2023. The changes in the current and prior periods are consistent with purchasing activity and the mix of various suppliers that have varying requirements for such financing.

26.  Dispositions

Airbus Business

On April 27, 2025, the Company entered into the Airbus Purchase Agreement with Airbus SE to transfer ownership of certain assets and sites involved in the Airbus Business Disposition. Airbus SE will be compensated by payment of $439.0 in cash from the Company, in addition to settling the Airbus Loan Arrangements amount of $141.9 as defined in the Airbus Purchase Agreement. The sale consideration is also subject to other purchase price adjustments and closing conditions, currently estimated at $114.0 due from Airbus SE.

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

Subang, Malaysia Business

On August 8, 2025, the Company entered into a share purchase agreement with Composites Technology Research Malaysia Sdn. Bhd., to sell its facility and businesses in Subang, Malaysia, for $95.2, subject to customary adjustments, (the “Malaysia Business Disposition”). The Malaysia Business Disposition, historically reported in the Company’s Commercial segment, is expected to close in the fourth quarter of 2025, subject to regulatory approvals and closing conditions being met.

The Company has determined that the Airbus Business Disposition and Malaysia Business Disposition constitute separate held for sale groups, as the terms and conditions, and respective economic effects, are independent of each other. The net carrying amounts of the assets and liabilities included in the Airbus Business Disposition and the Malaysia Business Disposition classified as held for sale in our Condensed Consolidated Balance Sheets as of October 2, 2025, were comprised of the following:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

	October 2, 2025
($ in millions)	Airbus Business Disposition	Malaysia Disposition	Total
Assets
Cash and cash equivalents	$21.6	$—	$21.6
Accounts receivable, net	141.2	0.2	141.4
Contract assets, short-term	56.8	—	56.8
Inventory, net	589.4	133.3	722.7
Other current assets	23.0	0.9	23.9
Property, plant and equipment, net	418.0	40.3	458.3
Right of use assets	19.8	—	19.8
Contract assets, long-term	13.4	—	13.4
Pension assets	(1.5)	—	(1.5)
Deferred income taxes	0.4	—	0.4
Goodwill	—	6.2	6.2
Other assets	23.1	—	23.1
Less: valuation allowance	—	(109.6)	(109.6)
Total assets held for sale	$1,305.2	$71.3	$1,376.5
Liabilities
Accounts payable	$162.6	$51.6	$214.2
Accrued expenses	48.2	1.3	49.5
Profit sharing	9.6	2.6	12.2
Current portion of long-term debt	2.6	0.2	2.8
Operating lease liabilities, short-term	2.1	—	2.1
Contract liabilities, short-term	43.4	—	43.4
Forward loss provision, short-term	338.2	—	338.2
Deferred revenue and other deferred credits, short-term	72.4	—	72.4
Customer financing, short-term	493.1	—	493.1
Other current liabilities	38.0	0.6	38.6
Long-term debt	2.1	1.1	3.2
Operating lease liabilities, long-term	17.8	—	17.8
Forward loss provision, long-term	549.8	—	549.8
Deferred revenue and other deferred credits, long-term	0.7	—	0.7
Deferred grant income liability - non-current	1.4	16.0	17.4
Deferred income taxes	29.4	1.7	31.1
Other non-current liabilities	15.9	—	15.9
Total liabilities held for sale	$1,827.3	$75.1	$1,902.4

Cumulative translation adjustment asset	$28.7	$4.5	$33.2
Receivables due from Company, net	$(48.5)	$93.2	$44.7

(Payables due to) / Receivables from Company, net, in the table above, represents the net intercompany trade balance outstanding at Airbus Business Disposition and Malaysia Business Disposition, which will not be extinguished upon closing of the Airbus Business Disposition. At that point, such balance will become a third-party payable of the respective Disposition group and a third-party receivable of the Company.

In the second quarter of 2025, the Company recorded a loss of ($132.5) in the loss from business dispositions on the Company’s Condensed Consolidated Statement of Operations representing the difference between the carrying value of the

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Airbus Business held for sale group and estimated negative fair value of $580.9, equal to the estimated consideration due from Spirit and its subsidiaries to Airbus, inclusive of adjustments for certain specified advances as defined in the Purchase Agreement. In the third quarter of 2025, the Company updated its estimate of the Airbus Business sale consideration and recorded a decrease in the carrying value of the related held for sale group, partially attributable to an increase in the provision for forward losses recognized during the quarter. As a result, the Company reversed the previously recognized valuation allowance of $132.5, as reflected within (Gain) loss on disposition of businesses, net on the Company’s Condensed Consolidated Statement of Operations. Concurrently, upon initial classification of the Malaysia Disposal Group as held for sale during the third quarter of 2025, the Company recorded a loss of $109.6, representing the difference between the carrying value of the Malaysia Business Disposition held for sale group and its estimated sale price. The held-for-sale loss is reflected as a valuation allowance to the disposal group’s assets.

The sale consideration is also subject to additional working capital and other purchase price adjustments at closing, which may alter the overall assumption on fair market value, but are not estimable as of the end of the third quarter of 2025. Additionally, the loss recorded is subject to change as the carrying value of the disposal group fluctuates due to normal operating activities and transactions. Such changes in carrying value will be reflected as additional losses or gains in future periods.

The divestiture of the Airbus Business is expected to close concurrently with Spirit Holdings’ previously announced acquisition by The Boeing Company. The Malaysia Disposition is expected to close in the fourth quarter of 2025.

Fiber Materials, Inc.

On November 17, 2024, the Company entered into a definitive agreement to sell FMI, which operated in the Company’s Defense & Space segment, for $165.0, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. The transaction closed on January 13, 2025 and the Company received net proceeds of $164.6 related to the sale and recorded a net gain of $81.2 reflected within (Gain) loss on dispositions of businesses, net on the Company’s Condensed Consolidated Statement of Operations during the nine months ended October 2, 2025.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(U.S. Dollars in millions other than per share amounts)

Chinese Joint Venture

On March 5, 2025, the Company sold its equity in a Chinese joint venture and received net proceeds of $2.5 related to the sale and recorded a net gain $1.8 reflected within (Gain) loss on dispositions of businesses, net on the Company’s Condensed Consolidated Statement of Operations for the nine months ended October 2, 2025.

27. Subsequent Events

On October 13, 2025, the European Commission approved the proposed acquisition of Spirit AeroSystems Holdings, Inc. by The Boeing Company. The European Commission had concerns that the transaction, as initially notified, would have significantly reduced competition in the global markets for aerostructures and large commercial aircraft. To address the European Commission’s concerns, Boeing offered to divest (i) all Spirit’s businesses that currently supply Airbus with aerostructures, including all necessary assets and personnel, to Airbus; and (ii) Spirit’s site in Malaysia, which supplies, among others, Airbus with aerostructures, to CTRM. The European Commission concluded that the transaction, as modified by the commitments, would no longer raise competition concerns, and approved of Airbus and CTRM as suitable buyers for the divested business. The decision is conditional upon full compliance with the commitments. Under the supervision of the European Commission, an independent trustee will monitor the implementation of the commitments.

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

Other than transaction expenses associated with the Merger of $27.1 million and $28.8 million for the three months ended October 2, 2025 and September 26, 2024, respectively, and $72.1 million and $46.8 million for the nine months ended October 2, 2025 and September 26, 2024, respectively, recorded within Selling, general and administrative expense in our Condensed Consolidated Statements of Operations, the Merger Agreement did not affect the Company’s consolidated financial statements for the three and nine months ended October 2, 2025 and September 26, 2024, respectively.

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

Stock and Asset Purchase Agreement with Composites Technology Research Malaysia Sdn. Bhd. (“CTRM”)

On August 8, 2025, Spirit and CTRM, a Malaysian private limited company, and, solely for the purposes set forth therein, DRB-HICOM Berhad, a Malaysian public limited company (“Parent”), entered into a Stock and Asset Purchase Agreement (the “Agreement”) providing for, among other things, CTRM to acquire from Spirit all of the outstanding equity interests in Spirit AeroSystems Malaysia Sdn. Bhd., a Malaysian private limited company (“Spirit Malaysia,” and such transaction, the “Transaction”).

Pursuant to the Agreement, the aggregate purchase price to be paid by CTRM in the Transaction is $95.2 million in cash, subject to specified adjustments as set forth in the Agreement.

The closing of the Transaction (the “Malaysia Closing”) is subject to the approval of CTRM as a purchaser of the business of Spirit Malaysia by (i) the European Commission, either as part of its conditional approval decision of the acquisition of Spirit by Boeing or following its conditional approval decision of Boeing’s acquisition of Spirit pursuant to Boeing’s commitment vis-à-vis the European Commission to seek purchaser approval for the divestiture of the business of the Spirit Malaysia and (ii) the United States Federal Trade Commission, in each case, in their review of the transactions contemplated by the June 30, 2024 merger agreement between Spirit AeroSystems Holdings, Inc. and Boeing and the ancillary agreements in connection therewith (the “Purchaser Approval Condition”). The Malaysia Closing is also subject to certain customary closing conditions, including (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, if applicable, the receipt of other specified governmental approvals necessary for the consummation of the Transaction (the “Regulatory Condition”), (b) the absence of any law or order issued by a governmental entity that prohibits the Malaysia Closing (a “Closing Legal Impediment”), (c) subject to qualifications as to materiality, the accuracy of the representations and warranties made by Spirit and CTRM, respectively, (d) the performance in all material respects by each Spirit and CTRM of their respective obligations under the Agreement (subject to specified exceptions) and (e) the approval by the shareholders of Parent of CTRM’s and Parent’s entering into, and performing their respective obligations under, the Agreement and other specified transaction documents and consummating the transactions contemplated by the Agreement and such other transaction documents (the “Parent Shareholder Approval”).

The Agreement contains customary representations, warranties and covenants related to Spirit Malaysia, Spirit and CTRM. Between the date of the Agreement and the Malaysia Closing, subject to specified exceptions, Spirit has agreed to cause Spirit Malaysia to (a) use commercially reasonable efforts to operate the Spirit Malaysia’s business in the ordinary course of business in all material respects, and (b) not to take specified actions with respect to the business of Spirit Malaysia without the written consent of CTRM.

The Agreement includes termination provisions in favor of Spirit and CTRM, including that (a) either Spirit or CTRM may terminate the Agreement if the Transaction has not been consummated by December 31, 2025, subject to one automatic 90-day extension if, on such date, all of the closing conditions except the Regulatory Condition have been satisfied (or are capable of being satisfied) or waived (such date, as so extended (if applicable), the “Outside Date”), (b) Spirit may terminate the Agreement if the Parent Shareholder Approval is not obtained at the meeting of Parent shareholders at which the applicable matters relating to the Transaction have been voted upon or Parent fails to perform or comply with its obligations under the Agreement relating to such meeting of Parent shareholders (and, in the event of such a termination by Spirit, CTRM would be required to pay Spirit a termination fee of $7.0 million) and (c) Spirit may terminate the Agreement if the Purchaser Approval Condition has not been satisfied by December 31, 2025 or the applicable governmental authority has issued an order or provided a communication opposing or rejecting CTRM as the purchaser of Spirit Malaysia or the business of Spirit Malaysia (and, in the event of such a termination by Spirit, Spirit would be required to pay CTRM a termination fee of $7.0 million unless a breach by CTRM or its affiliates of obligations under specified provisions of the Agreement relating to governmental approvals caused Spirit to have such right to terminate the Agreement).

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

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. In November 2020, the FAA issued an order rescinding the grounding of the B737 MAX and published an Airworthiness Directive specifying design changes to be made before the aircraft returned to service. Boeing’s deliveries of the B737 MAX resumed in the fourth quarter of 2020. Since November 2020, regulators from Brazil, Canada, China, the EU, U.K., India, and other countries have taken similar actions to unground the B737 MAX and permit return to service. During the nine months ended October 2, 2025, Boeing continued to announce orders for the B737 MAX.

We expect that the B737 MAX and other narrowbody production rates will recover to pre-pandemic levels before widebody production rates.

For the quarter ended October 2, 2025, we recognized forward losses of $243.7 million on the B737 program primarily related to the impact of schedule changes, increases in supply chain costs and increased production costs through the currently estimated forecast horizon.

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

B787 Program

During the year ended December 31, 2022, our estimates for further production rate decreases and build schedule changes, supply chain costs, and other costs, including costs of rework, drove additional forward loss charges of $93.5 million. During the year ended December 31, 2023, our estimates related to the impact of the IAM agreement, additional labor and supply chain cost growth drove additional forward loss charges of $93.0 million recognized through the quarter ended September 29, 2023. On October 12, 2023, we executed a memorandum of agreement with Boeing (the “2023 MOA”), where among other items, we established recurring shipset price increases effective for line unit 1164 through line unit 1605 with a mutual goal of concluding good faith pricing negotiations, other interests and considerations 12 months prior to the delivery of line unit 1605. As a result, we reversed previously recognized forward loss charges of $205.6 million and also reversed a previously recognized material right obligation of $154.6 million in the quarter ended December 31, 2023. During the year ended December 31, 2024, our updated estimates drove an additional $483.3 million of forward loss primarily related to schedule changes, additional labor and supply chain cost growth. For the nine months ended October 2, 2025, our updated estimates drove an additional $197.4 million of forward loss primarily related to schedule changes and production and supply chain cost growth, which includes our latest estimate for tariffs. Additional production rate changes, changes in cost assessments, claims, labor work stoppages, supply chain cost changes, or changes to the scope of quality issues and any associated rework, could result in an incremental loss provision.

Airbus Programs

During the year ended December 31, 2022, the A350 program recorded additional forward loss charges of $105.7 million related to estimated quality-related costs, non-recurring engineering and tooling costs, and additional labor, freight, and other cost requirements driven by parts shortages, production and quality issues, and customer production rate changes. The A350 program recorded additional forward loss charges of $121.3 million for the year ended December 31, 2023 related to labor and production cost growth, higher supply chain costs and schedule revisions. During the year ended December 31, 2024, our updated estimates drove $359.2 million of incremental estimated forward loss on the A350 program, driven primarily by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, and the impact of factory performance and supply chain cost growth. For the nine months ended October 2, 2025, our updated estimates drove $226.8 million of incremental estimated forward loss on the A350 program, driven primarily by schedule changes and increased production and supply chain costs.

The A220 wing program recorded additional forward losses of $25 million for the year ended December 31, 2022, primarily related to the bankruptcy of a supplier and associated failure of the supplier to deliver key parts on the program. The A220 program recorded additional forward losses of $164.8 million for the year ended December 31, 2023, primarily related to higher production, labor and supply chain costs. During the year ended December 31, 2024, our updated estimates drove $328.8 million of incremental estimated forward loss on the A220 program, driven by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, schedule changes, and increased production and supply chain costs. For the nine months ended October 2, 2025, our updated estimates drove $242.2 million of incremental estimated forward loss on the A220 program, driven by foreign exchange rates, increased production costs and supply chain costs.

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

The results of our annual assessment indicated that the fair value substantially exceeded the carrying value for each reporting unit, and as a result, no impairment existed as of the annual assessment date during the fourth quarter of 2024. Further, we have not identified any indications of impairment that would prompt an interim impairment assessment for the quarter ended October 2, 2025.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Nine Months Ended
	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
	($ in millions)		($ in millions)
Net revenues	$1,585.4	$1,470.6	$4,742.3	$4,665.3
Cost of sales	2,205.0	1,716.6	6,054.4	5,580.3
Gross loss	(619.6)	(246.0)	(1,312.1)	(915.0)
Selling, general and administrative	40.5	93.8	239.6	258.9
Restructuring costs	—	(0.1)	—	0.7
Research and development	9.3	10.4	36.0	34.4
(Gain) loss on disposition of businesses, net	(22.9)	—	26.6	—
Operating loss	(646.5)	(350.1)	(1,614.3)	(1,209.0)
Interest expense and financing fee amortization	(94.5)	(90.8)	(293.4)	(253.3)
Other income (expense), net	14.3	(33.0)	(29.9)	(30.3)
Loss before income taxes and equity in net income (loss) of affiliates	(726.7)	(473.9)	(1,937.6)	(1,492.6)
Income tax benefit (provision)	2.6	(2.8)	(29.7)	(15.9)
Loss before equity in net income (loss) of affiliates	(724.1)	(476.7)	(1,967.3)	(1,508.5)
Equity in net income (loss) of affiliates	0.1	0.1	(0.2)	0.2
Net loss	$(724.0)	$(476.6)	$(1,967.5)	$(1,508.3)

Comparative shipset deliveries by model were as follows(1):

	Three Months Ended		Nine Months Ended
Model	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
B737	90	64	330	135
B767	8	6	19	20
B777	11	9	26	25
B787	17	9	48	36
Total Boeing	126	88	423	216
A220	20	19	70	56
A320 Family	172	135	515	467
A330	10	11	32	27
A350	15	13	50	44
Total Airbus	217	178	667	594
Total Business and Regional Jets	49	66	161	165
Total	392	332	1,251	975

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

Net revenues by prime customer were as follows:

	Three Months Ended		Nine Months Ended
Prime Customer	October 2, 2025	September 26, 2024	October 2, 2025	September 26, 2024
	($ in millions)		($ in millions)
Boeing	$951.7	$850.7	$2,802.0	$2,801.6
Airbus	367.9	299.8	1,117.9	954.0
Other	265.8	320.1	822.4	909.7
Total net revenues	$1,585.4	$1,470.6	$4,742.3	$4,665.3

Changes in Estimates

During the quarter ended October 2, 2025, we recognized unfavorable changes in estimates of $599.6 million, which included net forward loss charges of $585.2 million, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2025 of $14.4 million. The forward losses in the third quarter were primarily driven by schedule changes, increased supply chain cost and overall production cost growth on the B737 program, foreign exchange rates, current production performance and supply chain cost growth on the A350 and A220 programs, and production cost and supply chain cost growth, which includes the Company’s latest estimate for tariffs on the B787 program. The unfavorable cumulative catch-up adjustments primarily relate to increased production cost on the B737 and B777 programs. As referenced above, we utilize a periodic forecasting process to assess the progress and performance of our programs. We may continue to experience forward losses in the future as a result of production schedule impacts from our customers, increases in costs related to persistent inflation, or other factors resulting in cost estimates higher than our original forecast.

During the same period in the prior year, we recognized total unfavorable changes in estimates of $242.9 million, which included net forward loss charges of $217.2 million, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2024 of $25.7 million.

Three Months Ended October 2, 2025 as Compared to Three Months Ended September 26, 2024

Revenue.  Net revenue for the three months ended October 2, 2025 was $1,585.4 million, an increase of $114.8 million, or 7.8%, compared to net revenue of $1,470.6 million for the same period in the prior year. The increase in revenue was primarily driven by increased Boeing, Airbus and Defense & Space revenues. Approximately 83% and 78% of Spirit’s net revenues for the third quarter of 2025 and 2024, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing increased to 126 shipsets during the third quarter of 2025, compared to 88 shipsets delivered in the same period of the prior year, primarily driven by higher deliveries of the B737. Total deliveries to Airbus increased to 217 shipsets during the third quarter of 2025, compared to 178 shipsets delivered in the same period of the prior year, primarily driven by higher deliveries of the A320. Deliveries for business/regional jet components decreased to 49 shipsets delivered during the third quarter of 2025, compared to 66 shipsets delivered in the same period of the prior year. In total, deliveries increased to 392 shipsets during the third quarter of 2025, compared to 332 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit.  Gross loss was ($619.6) million for the three months ended October 2, 2025, compared to gross loss of ($246.0) million for the same period in the prior year. The increase in loss from the prior year period was primarily driven by higher forward loss charges and lower program margins on Boeing programs, partially offset by lower cumulative catch-up adjustments and lower excess capacity charges. In the third quarter of 2025, we recognized $55.2 million of excess capacity production costs driven by cost overruns and production schedule changes on B737 MAX and A220 programs, compared to excess capacity cost of $70.1 million in the same period of the prior year. In the third quarter of 2025, we recognized $14.4 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2025, and $585.2 million of net forward loss charges. As mentioned in Note 4 Changes in Estimates to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report, the forward losses recorded in the third quarter of 2025 were primarily driven by schedule changes, increased supply chain cost and overall production cost growth on the B737 program, foreign exchange rates, current production performance and supply chain cost growth on the A350 and A220 programs, and production cost and supply chain cost growth, which includes the Company’s latest estimate for tariffs on the B787 program. In the third quarter of 2024, we recorded $25.7 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2024, and $217.2 million of net forward loss charges primarily driven by production performance, and supply chain cost growth on the A350 and A220 programs, additional labor and supply chain cost growth on the B787 program, and increased costs related to factory performance on the B767 program.

SG&A and Research and Development.  Current period SG&A was lower than in the prior year period by $53.3 million, primarily due to the reversal of $45.5 million of accrued liabilities related to the favorable resolution of litigation with a former CEO in the third quarter of 2025 as well as reduced incentive compensation accruals, partially offset by certain employee retention-related expenditures outlined in the Merger Agreement of $2.3 million. Research and development expenses decreased for the three months ended October 2, 2025, as compared to the same period in the prior year primarily due to reduced project spending year-over-year.

Restructuring Costs. There were no restructuring costs recorded during the three months ended October 2, 2025. Restructuring costs of ($0.1) million were recorded during the three months ended September 26, 2024.

Operating (Loss) Income.  Operating loss for the three months ended October 2, 2025 was ($646.5) million, an increase of $296.4 million, compared to operating loss of ($350.1) million for the same period in the prior year. The variance reflects the reversal of the ($132.5) million loss that was recorded in the second quarter of 2025 for a valuation allowance on assets held for sale in relation to the Company’s Airbus Business due to the subsequent deterioration of the balance sheet in addition to the recording of a ($109.6) million loss for a valuation allowance on assets held for sale in relation to the Company’s Malaysia Business, resulting in a net reversal of loss of $22.9 reflected within (Gain) loss on dispositions of businesses, net.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended October 2, 2025 increased $3.7 million compared to the same period in the prior year, driven by the addition of the Boeing $350 million advance agreement and the Amended and Restated Bridge Credit Agreement. The three months ended October 2, 2025 includes $91.6 million of interest and fees paid or accrued in connection with long-term debt and $6.2 million in amortization of deferred financing costs and original issue discount, compared to $81.2 million of interest and fees paid or accrued in connection with long-term debt and $6.5 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. See also Note 15 Debt to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report.

Other Income (Expense), net. Other income, net for the three months ended October 2, 2025 was $14.3 million, compared to other expense of ($33.0) million for the same period in the prior year, an increase in income of $47.3 million. The increase in other income was primarily due to foreign currency gains of $9.4 million recognized in the current period, versus losses of ($28.0) million in the same period of the prior year, in addition to a reduction in the loss on sale of accounts receivables.

Benefit from (Provision for) Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that could give rise to discrete recognition include excess tax benefit in respect of share-based compensation, finalizing audit examinations for open tax years, statute of limitations expiration, or a change in tax law.

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of October 2, 2025. The net valuation allowance was increased by $123.1 million in the U.S. and increased by $28.4 million in the U.K. for the three months ended October 2, 2025.

The income tax benefit for the three months ended October 2, 2025 includes $2.0 million for federal taxes, $3.6 million for state taxes and ($3.0) million for foreign taxes. The income tax provision for the three months ended September 26, 2024 includes ($0.1) million for federal taxes, ($2.6) million for state taxes and ($0.1) million for foreign taxes. The effective tax rate for the three months ended October 2, 2025 is 0.36% as compared to (0.60%) for the same period in 2024. As we are reporting a pre-tax loss for the three months ended October 2, 2025, an increase in the effective tax rate results in an increase of income tax benefits, while a decrease in the rate results in a reduction of income tax benefits.

The decrease from the U.S. statutory tax rate is attributable primarily to valuation allowances on deferred tax assets.

Merger Agreement. Other than transaction expenses associated with the Merger of $27.1 million, the Merger Agreement did not affect the Company’s consolidated financial statements for the three months ended October 2, 2025. Transaction expenses associated with the Merger were $28.8 million for the same period in the prior year.

Segments.  The following tables show segment revenues and operating loss for the three months ended October 2, 2025 and September 26, 2024:

Three Months Ended October 2, 2025	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$1,170.1	$304.1	$111.2	$—	$1,585.4
Cost of sales	(1,740.4)	(307.8)	(101.6)	—	(2,149.8)
Excess capacity costs	(43.1)	(12.1)	—	—	(55.2)
Segment operating (loss) income	$(613.4)	$(15.8)	$9.6	$—	$(619.6)
Selling, general and administrative	—	—	—	(40.5)	(40.5)
Research and development	—	—	—	(9.3)	(9.3)
Gain on disposition of businesses (1)	—	—	—	22.9	22.9
Operating (loss) income	$(613.4)	$(15.8)	$9.6	$(26.9)	$(646.5)
Interest expense and financing fee amortization	—	—	—	(94.5)	(94.5)
Other income, net	—	—	—	14.3	14.3
(Loss) income before income taxes and equity in net income of affiliates	$(613.4)	$(15.8)	$9.6	$(107.1)	$(726.7)

Three Months Ended September 26, 2024	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$1,139.8	$231.3	$99.5	$—	$1,470.6
Cost of sales	(1,373.5)	(182.2)	(90.8)	—	(1,646.5)
Excess capacity costs	(65.8)	(4.3)	—	—	(70.1)
Segment operating (loss) income	$(299.4)	$44.8	$8.7	$—	$(245.9)
Selling, general and administrative	—	—	—	(93.8)	(93.8)
Research and development	—	—	—	(10.4)	(10.4)
Operating (loss) income	$(299.4)	$44.8	$8.7	$(104.2)	$(350.1)
Interest expense and financing fee amortization	—	—	—	(90.8)	(90.8)
Other expense, net	—	—	—	(33.0)	(33.0)
(Loss) income before income taxes and equity in net income of affiliates	$(299.4)	$44.8	$8.7	$(228.0)	$(473.9)

(1)During the three months ended October 2, 2025, the Company reversed the ($132.5) million loss that was recorded in the second quarter of 2025 for a valuation allowance on assets held for sale in relation to the Company’s Airbus Business due to subsequent deterioration of the balance sheet. In the third quarter of 2025, the Company also recorded a ($109.6) million loss for a valuation allowance on assets held for sale in relation to the Company’s Malaysia Business, resulting in a net reversal of loss of $22.9 million reflected within (Gain) loss on dispositions of businesses, net in the Condensed Consolidated Statement of Operations for the three months ended October 2, 2025. See Note 26 Dispositions to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for additional information.

Commercial segment, Defense & Space segment, and Aftermarket segment represented approximately 74%, 19%, and 7%, respectively, of our net revenues for the three months ended October 2, 2025 and approximately 78%, 16%, and 7%, respectively, of our net revenues for the three months ended September 26, 2024.

Commercial segment.  Commercial segment net revenues for the three months ended October 2, 2025 were $1,170.1 million, an increase of $30.3 million, or 3%, compared to the same period in the prior year. The increase in revenues was primarily driven by increased production on Airbus programs, partially offset by reduced regional jet programs.

Commercial segment operating margins were (52%) for the three months ended October 2, 2025, compared to (26%) for the same period in the prior year. The decrease in margin for the three months ended October 2, 2025, as compared to the prior year period, was primarily due to higher forward loss charges and lower margins for the Boeing programs, partially offset by lower cumulative catch-up adjustment and excess capacity charges. In the third quarter of 2025, the segment recorded unfavorable cumulative catch-up adjustments of $10.5 million and net forward loss charges of $577.7 million. In comparison, during the third quarter of 2024, the segment recorded unfavorable cumulative catch-up adjustments of $37.5 million and net forward loss charges of $212.9 million. For the three months ended October 2, 2025, the Commercial segment included $43.1 million of excess capacity production costs compared with excess capacity costs of $65.8 million for the same period in the prior year.

Defense & Space segment. Defense & Space segment net revenues for the three months ended October 2, 2025 were $304.1 million, an increase of $72.8 million, or 31%, compared to the same period in the prior year. The variance from the prior year period includes the impact of higher production on the Sikorsky CH-53K as well as increased revenue on the P-8 units under the Boeing B737 program, the contracts for which include units produced for the Boeing P-8 program that are accounted for in the Defense & Space segment.

Defense & Space segment operating margins decreased to (5%) for the three months ended October 2, 2025, compared to 19% for the same period in the prior year. The decrease in margin over the prior year period was primarily due to higher unfavorable changes in estimates recorded on the KC-46 Tanker and P-8 programs as well as higher excess capacity costs. For the three months ended October 2, 2025 the Defense & Space segment included $12.1 million of excess capacity production costs compared with excess capacity costs of $4.3 million for the same period in the prior year. The segment recorded unfavorable cumulative catch-up adjustments of $3.9 million for the three months ended October 2, 2025. The segment recorded net forward loss charges of $7.5 million for the three months ended October 2, 2025. In comparison, during the same period of the prior year, the segment recorded favorable cumulative catch-up adjustments of $11.8 million and net forward loss charges of $4.3 million.

Aftermarket segment.  Aftermarket segment net revenues for the three months ended October 2, 2025 were $111.2 million, an increase of $11.7 million, or 12%, compared to the same period in the prior year. Aftermarket segment operating margins were 9% for the three months ended October 2, 2025, compared to 9% for the same period in the prior year.

Nine Months Ended October 2, 2025 as Compared to Nine Months Ended September 26, 2024

Revenue. Net revenue for the nine months ended October 2, 2025 was $4,742.3 million, an increase of $77.0 million, or 1.7%, compared to net revenue of $4,665.3 million in the same period of the prior year. The increase in revenue was primarily driven by increased Airbus and Defense & Space production partially offset by the effect of lower margins on higher Boeing production. Approximately 83% and 81% of the Company’s net revenues for the nine months ended October 2, 2025 and September 26, 2024, respectively, came from our two largest customers, Boeing and Airbus.

Total deliveries to Boeing increased to 423 shipsets during the nine months ended October 2, 2025, compared to 216 shipsets delivered in the same period in the prior year, primarily driven by higher deliveries of B737. Total deliveries to Airbus increased to 667 shipsets during the nine months ended October 2, 2025, compared to 594 deliveries in the same period in the prior year, driven by increased production across all programs. Deliveries for business/regional jet components decreased to 161 shipsets during the nine months ended October 2, 2025, compared to 165 deliveries in the same period in the prior year. In total, deliveries increased to 1,251 shipsets delivered in the nine months ended October 2, 2025, compared to 975 shipsets delivered in the same period of the prior year.

Gross (Loss) Profit. Gross loss was ($1,312.1) million for the nine months ended October 2, 2025, compared to gross loss of ($915.0) million for the same period in the prior year. The increase in loss over the same period in the prior year was primarily driven by higher forward loss charges and lower program margins on Boeing programs, as well as higher excess capacity charges partially offset by lower cumulative catch-up adjustments. In the nine months ended October 2, 2025, we recognized $146.1 million of excess capacity costs driven by cost overruns and production schedule changes on the B737 MAX and A220 programs, compared to excess capacity production costs of $142.5 million in the same period of the prior year. In the nine months ended October 2, 2025, the Company recorded $24.6 million of unfavorable cumulative catch-up adjustments related to periods prior to the nine months ended October 2, 2025, and $1,098.0 million of net forward loss charges. The forward losses recorded in the nine months ended October 2, 2025 were primarily driven by schedule changes, increased supply chain cost and overall production cost growth on the B737 program, foreign exchange rates, current production performance and supply chain cost growth on the A350 and A220 programs, production cost and supply chain cost growth, which includes the Company’s latest estimate for tariffs on the B787 program, increased costs related to factory performance and supply chain cost growth, which includes our latest estimate for tariffs on the B767 program and supply chain cost estimates on the KC-135 program. In the nine months ended September 26, 2024, we recorded $78.1 million of unfavorable cumulative catch-up adjustments related to periods prior to the nine months ended September 26, 2024, and $926.1 million of net forward loss charges. The forward loss charges recorded in the nine months ended September 26, 2024 were primarily driven by a change in strategic pricing conversations with our customer, Airbus, incremental orders Airbus secured, production performance, and supply chain cost growth on the A350 and A220 programs, schedule changes, additional labor and supply chain cost growth on the B787 program, and increased costs related to factory performance and supply chain cost growth on the B767 program.

SG&A and Research and Development. SG&A expense was $19.3 million lower for the nine months ended October 2, 2025, compared to the same period in the prior year. The variance was driven by the reversal of $45.5 million of accrued liabilities related to the favorable resolution of litigation with a former CEO in the third quarter of 2025 as well as reduced incentive compensation accruals in the current year, partially offset by the $23.2 million impairment charge for customer relationship intangible assets related to Airbus recorded in the second quarter of 2025, increased purchased services for merger-related activities and certain employee retention-related expenditures outlined in the Merger Agreement of $8.7 million. Greater research and development activity drove research and development expense $1.6 million higher for the nine months ended October 2, 2025, compared to the same period in the prior year.

Restructuring Costs. There were no restructuring costs recorded for the nine months ended October 2, 2025. Restructuring costs of $0.7 million were recorded during the nine months ended September 26, 2024, driven by a reduction in hourly production workforce due to high inventory levels.

Operating (Loss) Income. Operating loss for the nine months ended October 2, 2025 was ($1,614.3) million, an increase of $405.3 million, compared to operating loss of ($1,209.0) million for the same period in the prior year. The increase primarily reflects the higher forward losses recorded in the current year, the $109.6 million charge recorded in the third quarter of 2025 in (Gain) loss on dispositions of businesses, net representing the difference between the current carrying value of the Malaysia Business held for sale group and its estimated sales price, the $23.2 million customer relationship intangible impairment charge recorded in the second quarter of 2025 reflected in Selling, general and administrative expense, the reduction in Boeing program production and margins, higher excess capacity costs, and the specific warranty charge recorded in the first quarter of 2025, partially offset by the gain recorded on the sale of FMI, the reversal of $45.5 million of accrued liabilities related to the favorable resolution of litigation with a former CEO in the third quarter of 2025, and lower negative cumulative catch-up adjustments.

Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the nine months ended October 2, 2025 increased $40.1 million compared to the same period in the prior year, driven by the addition of the Boeing $350.0 million advance agreement and the Amended and Restated Bridge Credit Agreement. The nine months ended October 2, 2025 includes $267.3 million of interest and fees paid or accrued in connection with long-term debt and $23.1 million in amortization of deferred financing costs and original issue discount, compared to $231.1 million of interest and fees paid or accrued in connection with long-term debt and $12.2 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. See also Note 15 Debt to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report.

Other Income (Expense), net. Other expense, net for the nine months ended October 2, 2025 was ($29.9) million, compared to other expense of $(30.3) million for the same period in the prior year. The decrease in other expense was primarily due to the reduction in the loss on sale of accounts receivable partially offset by an increase in foreign currency losses in the current year.

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

Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management's opinion will ultimately be realized. We have reviewed our material deferred tax assets to determine whether or not a valuation allowance was necessary. Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. and U.K. deferred tax assets as of October 2, 2025. The net valuation allowance increased by $393.3 million in the U.S. and increased by $109.2 million in the U.K. for the nine months ended October 2, 2025.

The income tax provision for the nine months ended October 2, 2025 includes $26.2 million for federal taxes, ($1.7) million for state taxes, and $5.2 million for foreign taxes. The income tax provision for the nine months ended September 26, 2024 includes $2.5 million for federal taxes, $2.0 million for state taxes, and $11.4 million for foreign taxes. The effective tax rate for the nine months ended October 2, 2025 is (1.53%) as compared to the (1.07%) for the same period in the prior year. As we are reporting a pre-tax loss for the nine months ended October 2, 2025, an increase in the effective tax rate results in an increase of income tax benefits, while a decrease in the rate results in a reduction of income tax benefits.

The decrease from the U.S. statutory tax rate is attributable primarily to valuation allowances on deferred tax assets.

Merger Agreement. Other than transaction expenses associated with the Merger of $72.1 million, the Merger Agreement did not affect the Company’s consolidated financial statements for the nine months ended October 2, 2025. Transaction expenses associated with the Merger were $46.8 million for the same period in the prior year.

Segments. The following tables show segment revenues and operating loss for the nine months ended October 2, 2025 and September 26, 2024:

Nine Months Ended October 2, 2025	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$3,598.0	$831.1	$313.2	$—	$4,742.3
Cost of sales	(4,790.9)	(838.3)	(279.1)	—	(5,908.3)
Excess capacity costs	(119.6)	(26.5)	—	—	(146.1)
Segment operating (loss) income	$(1,312.5)	$(33.7)	$34.1	$—	$(1,312.1)
Selling, general and administrative	—	—	—	(239.6)	(239.6)
Research and development	—	—	—	(36.0)	(36.0)
Loss on dispositions of businesses, net (1)	—	—	—	(26.6)	(26.6)
Operating (loss) income	$(1,312.5)	$(33.7)	$34.1	$(302.2)	$(1,614.3)
Interest expense and financing fee amortization	—	—	—	(293.4)	(293.4)
Other expense, net	—	—	—	(29.9)	(29.9)
(Loss) income before income taxes and equity in net loss of affiliates	$(1,312.5)	$(33.7)	$34.1	$(625.5)	$(1,937.6)

Nine Months Ended September 26, 2024	Commercial	Defense & Space	Aftermarket	Corporate and Other	Consolidated
($ in millions)
Net revenues	$3,662.3	$706.5	$296.5	$—	$4,665.3
Cost of sales	(4,581.4)	(603.3)	(253.1)	—	(5,437.8)
Excess capacity costs	(135.0)	(7.5)	—	—	(142.5)
Segment gross (loss) profit	$(1,054.1)	$95.7	$43.4	$—	$(915.0)
Restructuring costs	(0.7)	—	—	—	(0.7)
Segment operating (loss) income	$(1,054.8)	$95.7	$43.4	$—	$(915.7)
Selling, general and administrative	—	—	—	(258.9)	(258.9)
Research and development	—	—	—	(34.4)	(34.4)
Operating (loss) income	$(1,054.8)	$95.7	$43.4	$(293.3)	$(1,209.0)
Interest expense and financing fee amortization	—	—	—	(253.3)	(253.3)
Other expense, net	—	—	—	(30.3)	(30.3)
(Loss) income before income taxes and equity in net income of affiliates	$(1,054.8)	$95.7	$43.4	$(576.9)	$(1,492.6)

(1)During the nine months ended October 2, 2025, the Company completed the sale of its wholly owned subsidiary, Fiber Materials, Inc., and sold its equity in a Chinese joint venture, resulting in net gains of $81.2 million and $1.8 million, respectively. In the second quarter of 2025, the Company also recorded a ($132.5) million loss for a valuation allowance on assets held for sale in relation to the Company’s Airbus Business but reversed that charge in the third quarter of 2025 due to deterioration of the balance sheet. In the third quarter of 2025, the Company recorded a ($109.6) million loss for a valuation allowance on assets held for sale in relation to the Company’s Malaysia Business. These dispositions resulted in a net loss of $26.6 million reflected within (Gain) loss on dispositions of businesses, net in the Condensed Consolidated Statement of Operations for the nine months ended October 2, 2025. See Note 26 Dispositions to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for additional information.
Commercial segment, Defense & Space segment, and Aftermarket segment represented approximately 76%, 18%, and 7%, respectively, of our net revenues for the nine months ended October 2, 2025, and approximately 79%, 15%, and 6%, respectively, of our net revenues for the nine months ended September 26, 2024.

Commercial segment. Commercial segment net revenues for the nine months ended October 2, 2025 were $3,598.0 million, a decrease of $64.3 million, or (2%), compared to the same period in the prior year. The decrease in revenues was primarily driven by the effect of lower margins on increased Boeing production and lower production on regional jet programs, partially offset by increased production on Airbus programs.

Commercial segment operating margins were (36%) for the nine months ended October 2, 2025, compared to (29%) for the same period in the prior year. The decrease in margin, compared to the same period in the prior year, was primarily driven by higher forward losses and lower margins for the Boeing programs, partially offset by lower cumulative catch-up adjustments and lower excess capacity production costs. For the nine months ended October 2, 2025, the Commercial segment includes $119.6 million of excess capacity production costs, compared with excess capacity production costs of $135.0 million and $0.7 million of restructuring costs for the same period in the prior year. For the nine months ended October 2, 2025, the segment recorded unfavorable cumulative catch-up adjustments of $25.3 million and net forward loss charges of $1,032.6 million. In comparison, for the nine months ended September 26, 2024, the segment recorded unfavorable cumulative catch-up adjustments of $89.0 million and net forward loss charges of $918.9 million.

Defense & Space segment. Defense & Space segment net revenues for the nine months ended October 2, 2025 were $831.1 million, an increase of $124.6 million, or 18%, compared to the same period in the prior year. The increase in revenues was primarily driven by higher production on the Sikorsky CH-53K as well as increased revenue on P-8 units under the Boeing B737 program, the contracts for which include units produced for the Boeing P-8 program that are accounted for in the Defense & Space segment.

Defense & Space segment operating margins were (4%) for the nine months ended October 2, 2025, compared to 14% for the same period in the prior year. The decrease in margin, compared to the same period the prior year, was primarily driven by forward losses recorded on the P-8, KC-46 Tanker and KC-135 programs as well as higher excess capacity charges, partially offset by higher revenues and margin on Sikorsky CH-53K. For the nine months ended October 2, 2025, the Defense & Space segment includes $26.5 million of excess capacity production costs, compared to excess capacity production costs of $7.5 million for the same period in the prior year. For the nine months ended October 2, 2025, the segment recorded favorable cumulative catch-up adjustments of $0.7 million and net forward loss charges of $65.4 million. In comparison, for the nine months ended September 26, 2024, the segment recorded favorable cumulative catch-up adjustments of $10.9 million and net forward loss charges of $7.2 million.

Aftermarket segment. Aftermarket segment net revenues for the nine months ended October 2, 2025 were $313.2 million, an increase of $16.7 million, or 6%, compared to the same period in the prior year. Aftermarket segment operating margins were 11% for the nine months ended October 2, 2025, compared to 15% for the same period in the prior year. The decrease in margin, compared to the same period in the prior year, was primarily driven by the impact of the mix of spares sales with lower margins in the current year.

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

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. We have incurred net losses of $1,968.2 million, $2,139.8 million, $616.2 million, and $545.7 million, for the nine months ended October 2, 2025, and the years ended December 31, 2024, 2023, and 2022, respectively, and cash used in operating activities of $750.4 million, $1,120.9 million, $225.8 million, and $394.6 million, respectively for the same periods. As of October 2, 2025, our debt balance was $4,338.6 million, including $690.9 million of debt classified as short-term. Our cash and cash equivalents were $299.0 million and $537.0 million as of October 2, 2025, and December 31, 2024, respectively. The Company will require additional liquidity to continue its operations over the next 12 months.

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

Customer Advances

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of October 2, 2025, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $161.2 million.

Other. The Advance payments, long-term line item on the Condensed Consolidated Balance Sheets for the period ended October 2, 2025 includes $19.0 related to payments received from an Aftermarket segment customer for contracted work that was impacted by the sanctions imposed by the U.S. and other governments on Russia following its invasion of Ukraine.

See Note 12 Customer Advances to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for more information.

Customer Financing

As described in the Form 8-K filed by us on November 12, 2024, on November 8, 2024, we entered into an advance payments agreement with Boeing to provide up to $350.0 million of cash advances for the sole purpose of producing and maintaining readiness to produce products as defined in existing contracts at the rates required by Boeing. These advances were intended to address Spirit’s higher levels of inventory and contract assets, lower operational cash flows, decrease in expected deliveries to Boeing and higher factory costs to maintain rate readiness, attributed to product quality verification process enhancements (including moving such process from Renton, Washington, to Wichita, Kansas), the lingering effects of the 2024 strike by Boeing employees and limitations on Boeing increasing production rates. In the third quarter of 2025, we executed three separate amendments with Boeing to secure additional operational cash flows which aggregated in total to $120.0 million, all of which was received prior to the end of the third quarter As of October 2, 2025, we had $478.6 million outstanding under this advance agreement, including $8.6 million of capitalized interest.

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

As described in the Form 8-K filed by us on April 28, 2025, on April 23, 2025, effective April 22, 2025, Spirit, acting on its own behalf and on behalf of Spirit Europe, Short Brothers plc, and Spirit AeroSystems North Carolina, Inc. (“Spirit NC”), entered into a Memorandum of Agreement with Airbus S.A.S. (the “April 2025 Airbus MOA”), under which Airbus S.A.S. has agreed to, among other things, provide two non-interest bearing lines of credit to Spirit NC, each in the amount of $100.0 million, each of which will be used to support the continued production of specified Airbus programs. Under the terms of the April 2025 Airbus MOA, these amounts, and the related repayment obligations, will be directly or indirectly assumed by Airbus S.A.S. or one of its affiliates upon the Airbus Closing or, if earlier, repaid to Airbus on April 1, 2026. In the second quarter of 2025, we received $200.0 million under the April 2025 Airbus MOA in addition to $0.6 million related to an additional advance that is subject to the same terms and conditions. During the third quarter of 2025, we entered into four separate amendments of this MOA with Airbus to secure additional operational cash flows which aggregated in total to $59.0 million, all of which was received by the end of the third quarter of 2025. The total amount outstanding under this agreement at October 2, 2025 was $259.6 million.

In the third quarter of 2024, we received an advance payment from Airbus of $27.4 million under a Memorandum of Agreement between Airbus S.A.S. and Spirit NC, for up to $50.0 million related to certain program related expenditures. The remaining $22.6 million was received on October 2, 2024. This memorandum of agreement was amended on October 6, 2024 to include an additional $12.0 million for specified expenditures. This amount was received on October 8, 2024. It was amended again on November 8, 2024 to increase the funding capacity by $57.0 million. On December 18, 2024, Spirit received $20.0 million of the additional capacity with an additional $15.0 million received on January 31, 2025 and the remaining $15.0 million received in February 2025. On January 17, 2025, the second amended and restated agreement was amended to increase the funding capacity by $8.0 million which was received in January 2025. Per the terms of the amended memorandum of agreement, these amounts will be assumed by Airbus upon the Airbus Closing, or if earlier, repaid to Airbus on April 1, 2026. On July 11, 2025, we entered into a third amended and restated memorandum of agreement to the original 2024 Airbus MOA, under which Airbus S.A.S., directly or through its affiliates, extended certain financial assistance to the Supplier in respect of specified contracts under which Spirit and certain of its subsidiaries are suppliers to Airbus S.A.S. or affiliates of Airbus S.A.S. This third amendment and restatement restated and superseded the 2024 Airbus MOA. Under this amended and restated MOA, subject to the terms and conditions therein, Airbus S.A.S. has agreed to, among other things, provide an additional $94.0 million support package paid to the Supplier (for a total of $152.0 million), which shall be used solely and exclusively in relation to Airbus programs. In July 2025, we repaid $7.5 million related to the $8.0 million received as part of the second amended and restated agreement.

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

During the quarter ended June 29, 2023, we received cash advances of $180.0 million from Boeing related to a memorandum of agreement with Boeing executed on April 28, 2023. The most recent amendment to this agreement was on January 22, 2025. Per the terms of the most recent amended memorandum of agreement, equal payments of $45.0 million are due in October, November and December of 2026 with the final $45.0 million payment due in December 2027. Our repayment obligation will be accelerated, and any outstanding amount advanced under the agreement will immediately become due and payable, in the event that (i) we fail to make any repayment in full on the applicable Repayment Date, (ii) we fail to submit a satisfactory written confirmation that we are able to and intend to make the required repayment thirty days prior to each Repayment Date, as required under the agreement, or (iii) we repudiate any performance obligation under the agreement or certain of our existing agreements with Boeing. Boeing will have the right to set off any unpaid amount due and payable under the memorandum of agreement from any amount owed to Boeing under any other agreement between the parties. Under the January 2025 amendment, in the event that the Merger Agreement is terminated, the then outstanding advances under this memorandum of agreement will become due and payable on April 1, 2026. As of October 2, 2025, $45.0 million is included in Customer financing, short-term while the remaining $135.0 million is included in Customer financing, long-term line item on the Condensed Consolidated Balance Sheets. See Note 22 Customer Financing to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for more information.

Advances on the A350 Program. During the quarters ended June 29, 2023 and September 28, 2023, we received two equal advance payments from Airbus of $50.0 million each under an agreement between Airbus S.A.S. and Spirit AeroSystems (Europe) Limited (“Spirit Europe”) signed on June 23, 2023 (the “A350 Agreement”). The A350 Agreement provided for up to

$100.0 million of advances that were originally required to be repaid along with a nominal fee to Airbus by way of offset against the purchase price of A350 FLE shipset deliveries in 2025. To the extent actual deliveries in 2025 were insufficient to offset the advance amount, any amount not offset against deliveries would have been due and payable to Airbus per the terms of the Purchase Agreement. However, per the terms of the Purchase Agreement, these payments will not be offset against deliveries but instead be due at the closing of the divestiture of the Airbus businesses. As of October 2, 2025, we had $102.5 million outstanding under this agreement, including $2.5 million of capitalized interest. Related to the A350 Agreement, Spirit Europe has pledged certain program assets including work in process inventories and raw materials at Spirit’s Scotland facility in an amount sufficient to cover the advances. As the Airbus advance will be repaid to Airbus at the closing of the divestiture, those repayments will effectively reduce financing cash flow in 2025.

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

Sales of Trade Accounts Receivable

We have agreements to sell, on a revolving basis, certain trade accounts receivable balances with Boeing, Airbus, and Rolls-Royce to third-party financial institutions. These programs were primarily entered into as a result of Boeing and Airbus seeking payment term extensions with us, and they continue to allow us to monetize the receivables prior to their payment date, subject to payment of a discount. Our ability to continue using such agreements is primarily dependent upon the strength of Boeing’s, Airbus’s, and Rolls-Royce’s financial condition. If any of these financial institutions involved with these arrangements experiences financial difficulties, becomes unwilling to support Boeing, Airbus, or Rolls-Royce due to a deterioration in their financial condition or otherwise, or is otherwise unable to honor the terms of the factoring arrangements, we may experience significant disruption and potential liquidity issues, which could have an adverse impact upon our operating results, financial condition, and cash flows. For the nine months ended October 2, 2025, $814.9 million of accounts receivable were sold via these arrangements.

Cash Flows

The following table provides a summary of our cash flows for the nine months ended October 2, 2025 and September 26, 2024:

	For the Nine Months Ended
	October 2, 2025	September 26, 2024
	($ in millions)
Net cash used in operating activities	$(750.4)	$(1,257.5)
Net cash provided by (used in) investing activities	35.1	(106.7)
Net cash provided by financing activities	506.0	764.8
Effect of exchange rate change on cash and cash equivalents	(2.8)	0.3
Net decrease in cash, cash equivalents, and restricted cash for the period	(212.1)	(599.1)
Cash, cash equivalents, and restricted cash beginning of period	566.5	845.9
Cash, cash equivalents, and restricted cash, end of period	$354.4	$246.8

 Nine Months Ended October 2, 2025 as Compared to Nine Months Ended September 26, 2024

Operating Activities. For the nine months ended October 2, 2025, we had a net cash outflow of $750.4 million from operating activities, a decrease in net cash outflow of $507.1 million compared to a net cash outflow of $1,257.5 million for the same period in the prior year. The decrease in net cash outflow, period over period, primarily represents the collection of cash through the reduction in contract assets due to improved production flow and physical deliveries to Boeing.

Investing Activities. For the nine months ended October 2, 2025, we had a net cash inflow of $35.1 million for investing activities, an increase in net cash inflow of $141.8 million compared to a net cash outflow of $106.7 million for the same period in the prior year. The cash flows for investing activities in the current period were driven by the receipts from the sale of the FMI and Chinese joint venture businesses, partially offset by increased capital expenditures.

Financing Activities. For the nine months ended October 2, 2025, we had a net cash inflow of $506.0 million for financing activities, a decrease in net cash inflow of $258.8 million, compared to a net cash inflow of $764.8 million for the same period in the prior year. The decrease in net cash inflow was primarily driven by the prior borrowing of $350 million under the Bridge Credit Agreement partially offset by higher receipts from customer financing as compared to prior year. During the nine month periods ended October 2, 2025 and September 26, 2024, we did not pay any dividends. There were no repurchases of Holdings Common Stock under our share repurchase program during either the nine months ended October 2, 2025 or September 26, 2024.

Pension and Other Post-Retirement Benefit Obligations

Effective October 1, 2021, we spun off a portion of the existing Pension Value Plan (“PVP A”), to a new plan called PVP B (“PVP B”). As part of the PVP B plan termination process, a lump sum offering was provided during 2021 for PVP B participants and the final asset distribution was completed in the first quarter of 2022. At October 2, 2025 and December 31, 2023, an excess pension plan asset reversion of $6.4 million and $41.2 million, respectively, is recorded on the Restricted plan assets line item on the Company’s Condensed Consolidated Balance Sheets. Restricted plan assets are expected to be reduced over four years as they are distributed to employees under a qualified benefit program.

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

Our U.S. pension plan remained fully funded at October 2, 2025. Our plan investments are broadly diversified, and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16 Pension and Other Post-Retirement Benefits to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for more information on the Company’s pension plans. Other than the reversion of excess plan assets noted above, which was accounted for as a negative contribution, the Company’s expected contributions for the current year have not significantly changed from those described in the Company’s 2024 Form 10-K. The Shorts’ Pension has been in a deficit position during recent years, and there is a risk that additional contributions will be required from the trustees or the U.K. Pension Regulator as described under Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K.

Derivatives Accounted for as Hedges

Cash Flow Hedges – Foreign Currency Forward Contract

The Company has entered into a series of currency forward contracts, each designated as a cash flow hedge upon the date of execution, for the purpose of reducing the variability of cash flows and hedging against the foreign currency exposure for forecasted payroll, pension and vendor disbursements that are expected to be made in the British pound sterling at our operations located in Belfast, Northern Ireland. All outstanding foreign currency forward contracts were settled in August 2024. Since the forecasted transactions remain probable of occurring, the changes in the fair value of cash flow hedges recorded in AOCI will be recognized in earnings in the period in which the forecasted transactions impact earnings. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the forecasted transactions impact earnings. The gain recognized in AOCI was $0.0 million for the nine months ended October 2, 2025. The final recognition of $0.9 million was recorded to earnings in the first quarter of 2025.

See Note 14 Derivative and Hedging Activities to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for more information.

Debt and Other Financing Arrangements

As of October 2, 2025, the outstanding balance of the senior secured Term Loan B Credit Agreement was $576.2 million and the carrying value was $568.5 million.

As of October 2, 2025, the outstanding balance of the Exchangeable 2028 Notes was $230.0 million and the carrying value was $224.8 million.

As of October 2, 2025, the outstanding balance of the 2026 Notes and 2028 Notes was $300.0 million and $700.0 million, respectively, and the carrying value was $299.7 million and $697.9 million, respectively.

As of October 2, 2025, the outstanding balance of the 2025 Notes, First Lien 2029 Notes, and Second Lien 2030 Notes was $0.0 million, $900.0 million, and $1,200.0 million, respectively, and the carrying value was $0.0 million, $891.2 million, and $1,183.7 million, respectively.

On June 30, 2024, we entered into a Delayed-Draw Bridge Credit Agreement (the “Bridge Credit Agreement”) with Morgan Stanley Senior Funding, Inc. as lender, as administrative agent and as collateral agent, which provides for a senior secured delayed-draw bridge term loan facility in an aggregate principal amount of $350.0 million. On July 18, 2024, August 15, 2024, and September 12, 2024, Spirit borrowed $200.0 million, $100.0 million, and $50.0 million, respectively, under the Bridge Credit Agreement. The Bridge Credit Agreement was amended and restated on June 25, 2025 (the “Amended and Restated Bridge Credit Agreement”). As of October 2, 2025, the outstanding balance of the Amended and Restated Bridge Credit Agreement was $350.9 million

See Note 15 Debt to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for more information.

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

All of the existing guarantees by Holdings and Spirit NC rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness. The secured indebtedness of Spirit (including guarantees of Spirit’s existing and future secured indebtedness) will be effectively senior to guarantees of any unsecured indebtedness to the extent of the value of the assets securing such indebtedness. Future guarantees of subordinated indebtedness will rank junior to any existing and future senior indebtedness of the guarantors. The guarantees are structurally junior to any debt or obligations of non-guarantor subsidiaries, including all debt or obligations of subsidiaries that are released from their guarantees of the notes. As of October 2, 2025, indebtedness of our non-guarantor subsidiaries included $377.5 million of outstanding borrowings under intercompany agreements with guarantor subsidiaries and $11.3 million of finance leases of our non-guarantor subsidiaries. Based on our understanding of Rule 3-10 of Regulation S-X (“Rule 3-10”), we believe that Holdings’ guarantees of Spirit’s indebtedness comply with the conditions set forth in Rule 3-10, which enable us to present summarized financial information for Holdings, Spirit and Spirit NC, which is a consolidated guarantor subsidiary, in accordance with Rule 13-01 of Regulation S-X. The summarized financial information excludes information regarding the non-guarantor subsidiaries. In accordance with Rule 3-10, separate financial statements of the guarantor subsidiaries have not been presented. The following tables include summarized financial information of Spirit, Holdings, and Spirit NC (together, the “obligor group”). Investments in and equity in the earnings of the Non-Guarantor Subsidiaries, which are not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis for Spirit and Holdings, and separately for Spirit NC, with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented in separate line items, if they are material. There are no non-controlling interests in any of the obligor group entities.

Summarized Statements of Income	Nine months ended October 2, 2025
($ millions)	Holdings and Spirit	Spirit NC
Net Sales to unrelated parties	$3,576.0	$—
Net Sales to Non-Guarantor Subsidiaries	0.6	38.7
Gross (loss) profit on sales to unrelated parties	(1,018.7)	(0.5)
Gross (loss) profit on sales to Non-Guarantor Subsidiaries	(14.5)	1.3
Loss from continuing operations	(1,553.8)	9.4
Net loss	$(1,553.8)	$9.4

Summarized Balance Sheets	Holdings and Spirit		Spirit NC
($ millions)	October 2, 2025	December 31, 2024	October 2, 2025	December 31, 2024
Assets
Cash and cash equivalents	$172.6	$381.3	$—	$—
Receivables due from Non-Guarantor Subsidiaries	128.1	161.7	—	18.3
Receivables due from unrelated parties	268.4	232.0	—	—
Contract assets	491.9	735.2	—	—
Inventory, net	954.3	1,092.5	—	164.0
Assets of business held for sale	34.1	100.6	394.8	—
Other current assets	25.7	30.8	—	0.4
Total current assets	$2,075.1	$2,734.1	$394.8	$182.7
Loan receivable from Non-Guarantor Subsidiaries	377.5	356.3	—	—
Property, plant and equipment, net	1,254.6	1,343.5	—	154.1
Pension assets, net	6.4	41.2	—	—
Other non-current assets	230.7	234.0	—	16.9
Total non-current assets	$1,869.2	$1,975.0	$—	$171.0
Liabilities
Accounts payable to Non-Guarantor Subsidiaries	$132.8	$132.8	$—	$6.6
Accounts payable to unrelated parties	772.4	728.1	—	50.6
Accrued expenses	378.6	349.4	—	3.5
Current portion of long-term debt	685.1	413.8	—	0.9
Customer financing, short-term	746.7	515.0	—	—
Liabilities of business held for sale	14.4	18.8	131.0	—
Other current liabilities	831.5	645.4	—	0.6
Total current liabilities	$3,561.5	$2,803.3	$131.0	$62.2
Long-term debt	3,645.5	3,961.1	—	2.5
Contract liabilities, long-term	153.8	177.4	—	—
Forward loss provision, long-term	732.1	497.5	—	—
Customer financing, long-term	336.9	290.0	—	12.0
Other non-current liabilities	404.3	342.5	—	15.3
Total non-current liabilities	$5,272.6	$5,268.5	$—	$29.8

Supply Chain Financing Applicable to Suppliers

We have provided our suppliers with access to a supply chain financing program through facilities with a third-party financing institution. The program allows suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition. During the nine months ended October 2, 2025, our financing institution adjusted their capacity resulting in a net increase in capacity under our existing supply chain financing program. While our suppliers’ access to this supply chain financing program could be curtailed if our credit ratings are downgraded, we do not expect that changes in the availability of supply chain financing to our suppliers will have a significant impact on our liquidity.

The balance of confirmed obligations to suppliers who elected to participate in the supply chain financing program included in our accounts payable balance as of October 2, 2025 and September 26, 2024 was $123.1 million and $116.9 million, respectively. Confirmed obligations to suppliers who elected to participate in the supply chain financing program increased by $46.3 million and decreased by $38.7 million during the nine-month periods ended October 2, 2025 and September 26, 2024, respectively. The changes in the current and prior periods are consistent with purchasing activity and the mix of various suppliers that have varying requirements for such financing. See Note 25 Supplier Financing to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for more information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2025 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of our Holdings Common Stock which is registered pursuant to Section 12 of the Exchange Act during the three months ended October 2, 2025.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

July 4, 2025 - August 7, 2025	2,577	$39.33	—	$925.0
August 8, 2025 - September 4, 2025	1,210	$41.09	—	$925.0
September 5, 2025 - October 2, 2025	62,906	$38.60	—	$925.0
Total	66,693	$38.68	—	$925.0
(1) 66,693 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock awards under the Omnibus Plan. No purchases were made under our Board-approved share repurchase program.
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

During the quarter ended October 2, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents
2.1	Agreement and Plan of Merger, dated June 30 2024, among Spirit AeroSystems Holdings, Inc., The Boeing Company and Sphere Acquisition Corp.	Current Report on Form 8-K (File No. 001-33160), filed July 1, 2024, Exhibit 2.1

2.2†	Term sheet, dated June 30, 2024, between Spirit AeroSystems, Inc. and Airbus SE.	Current Report on Form 8-K (File No. 001-33160), filed July 1, 2024, Exhibit 2.2

2.3†	Stock and Asset Purchase Agreement, dated as of April 27, 2025, between Spirit AeroSystems, Inc. and Airbus SE.	Current Report on Form 8-K (File No. 001-33160), filed April 28, 2025, Exhibit 2.1

3.1	Third Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 1, 2017, Exhibit 3.1

3.2	Tenth Amended and Restated Bylaws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed January 27, 2023, Exhibit 3.1

10.1	Amendment No. 1, dated as of July 8, 2025, to Advance Payments Agreement, dated November 8, 2024, by and among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., and The Boeing Company.	*

10.2	Amendment No. 2, dated as of August 26, 2025, to Advance Payments Agreement, dated November 8, 2024, by and among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., and The Boeing Company.	*

10.3	Amendment No. 3, dated as of September 16, 2025 to Advance Payments Agreement, dated November 8, 2024, by and among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., and The Boeing Company.	*

10.4†	Amendment 58, dated as of August 13, 2025, to Boeing Special Business Provisions SBP-MS-65530-0016, dated June 16, 2005, between Spirit AeroSystems, Inc. and The Boeing Company.	*

10.5†	Amendment 42, dated as of July 22, 2025, to Special Business Provisions BCA-MS-65530-0019, dated June 16, 2005, between Spirit AeroSystems, Inc. and The Boeing Company.	*

10.6†	Amendment 43, dated as of August 4, 2025, to Special Business Provisions BCA-MS-65530-0019, dated June 16, 2005, between Spirit AeroSystems, Inc. and The Boeing Company.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

Exhibit Number	Exhibit	Incorporated by Reference to the Following Documents
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Irene M. Esteves	Executive Vice President and Chief Financial	October 31, 2025
Irene M. Esteves	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Damon C. Ward	Vice President, Corporate Controller	October 31, 2025
Damon C. Ward	(Principal Accounting Officer)